Form 10-Q
period 1995-03-31
HYDE ATHLETIC INDUSTRIES INC
filed 1995-05-12
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 Weeks Ended March 31, 1995      Commission File Number 0-05083

                         HYDE ATHLETIC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

   Massachusetts                                04-1465840
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

       Centennial Industrial Park, 13 Centennial Drive, Peabody, MA  01960
                    (Address of principal executive offices)

                                  508-532-9000
               Registrant's telephone number (including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ X ]     No  [    ]

          Class                         Outstanding as of March 31, 1995

Class A Common Stock-$.33 1/3 Par Value       2,701,027
Class B Common Stock-$.33 1/3 Par Value       3,532,415
                                               ---------
                                              6,233,442



                         HYDE ATHLETIC INDUSTRIES, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1995
      and December 30, 1994.                                            3
     Condensed Consolidated Statements of Income for the
      thirteen weeks ended March 31, 1995 and April 1, 1994             4
     Condensed Consolidated Statements of Stockholders' Equity
      for the thirteen weeks ended March 31, 1995 and April 1, 1994 5-6 Condensed Consolidated Statements of Cash Flows for the
      thirteen weeks ended March 31, 1995 and April 1, 1994 .         7-8
     Notes to Condensed Consolidated Financial Statements -
      March 31, 1995.                                                   9
Item 2.   Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                            10


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               12
Signature                                                              13


                         HYDE ATHLETIC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                   March 31,     December 30,
                                                      1995           1994
                                                      -----           -----

CURRENT ASSETS
 Cash and cash equivalents                        $ 1,711,879   $ 3,349,776
 Accounts receivable                               27,234,175    23,947,584
Inventories                                        29,995,045    31,863,443
 Prepaid expenses and other current assets          3,731,547     2,460,953
                                                  ------------   -----------

  TOTAL CURRENT ASSETS                             62,672,646    61,621,756

PROPERTY, PLANT, AND EQUIPMENT, NET                 8,268,861     8,292,926
                                                  ------------   -----------

OTHER ASSETS
 Investments in limited partnerships                5,746,768     5,746,768
 Other assets                                       1,329,810     1,420,882
                                                  ------------   -----------

  TOTAL OTHER ASSETS                                7,076,578     7,167,650
                                                  ------------   -----------

TOTAL ASSETS                                      $78,018,085   $77,082,332
                                                  ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                    $ 4,745,124   $ 2,825,120
 Accounts payable                                   3,711,365     4,718,069
 Accrued expenses and other current
  liabilities                                       5,655,151     5,382,463
 Current maturities of long term debt               2,787,280     2,732,208
                                                  ------------   -----------

  TOTAL CURRENT LIABILITIES                        16,898,920    15,657,860
                                                  ------------   -----------

LONG TERM DEBT                                     11,213,001    11,922,392
                                                  ------------   -----------

DEFERRED INCOME TAXES                               2,257,872     2,320,777
                                                  ------------   -----------

MINORITY INTEREST                                     405,081       426,475
                                                  ------------   -----------

STOCKHOLDERS' EQUITY
 Common stock, $.33 1/3 par value                   2,138,047     2,138,047
 Additional paid in capital                        15,592,805    15,592,805
 Retained earnings                                 31,248,700    30,619,761
 Accumulated translation                            (367,329)     (171,471)
                                                  ------------   -----------
  Total                                            48,612,223    48,179,142

Less: Unearned compensation                         (391,909)     (447,211)
      Treasury stock                                (977,103)     (977,103)
                                                   ------------   -----------

 TOTAL STOCKHOLDERS' EQUITY                        47,243,211    46,754,828
                                                  ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           $78,018,085   $77,082,332
                                                  ============  ============


              See notes to condensed consolidated financial statements




                         HYDE ATHLETIC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1995 AND APRIL 1, 1994
                                   (Unaudited)
                                                   March 31,       April 1,
                                                      1995           1994
                                                  ------------   -----------

Net sales                                         $30,237,901  $ 26,114,210

Other income                                          126,221       129,850
                                                  -----------   -----------

Total revenue                                      30,364,122    26,244,060
                                                   -----------   -----------

Costs and Expenses
 Cost of sales                                     20,376,734    17,779,333
 Selling, general and administrative
  expenses                                          8,478,030     7,195,623
 Interest expense                                     435,168       371,138
                                                   -----------   -----------

  Total Costs and Expenses                         29,289,932    25,346,094
                                                   -----------   -----------

Income before income taxes and
 minority interest                                  1,074,190       897,966

Provision for income taxes                            417,103       319,229

Minority interest in income of consolidated
 subsidiaries                                          28,148        61,912
                                                   -----------   -----------

Net income                                        $   628,939  $    516,825
                                                  ============  ============

Per share amounts:

Net income                                              $0.10         $0.08
                                                  ============  ===========

Weighted average common shares and
 equivalents outstanding                            6,252,746     6,501,071
                                                  ============  ===========

Cash dividends per share of common stock                    0             0
                                                  ============  ===========




            See notes to condensed consolidated financial statements

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1995 AND APRIL 1, 1994
                                   (Unaudited)


                                                                           Additional
                                       Common Stock          Paid-In        Retained                Treasury Stock
                                  Class A      Class B       Capital        Earnings             Shares         Amount
Balance, January 1, 1994         $ 915,937    $1,249,404    $16,287,197    $27,683,124           --              --

Issuance of 1,200 shares of
 common stock, stock option
 exercise                              267           133         2,451             --            --              --

Retirement of 7,516 shares of
 common stock                      (1,253)       (1,253)      (77,427)             --            --              --

Issuance of below market options        --            --        41,000             --            --              --

Cancellation of below market
 options                                --            --      (41,580)             --            --              --

Amortization of unearned
 compensation                           --            --            --             --            --              --

Net income                              --            --            --        516,825            --              --

Foreign currency translation
 adjustments                            --            --            --             --            --              --

Balance, April 1, 1994             914,951     1,248,284    16,211,641     28,199,949            --              --


Balance, December 31, 1994         901,342     1,236,705    15,592,805     30,619,761       180,700       (977,103)

Amortization of unearned
 compensation                           --            --            --             --            --              --

Net income                              --            --            --        628,939            --              --

Foreign currency translation
 adjustments                            --            --            --             --            --              --

Balance, March 31, 1995          $ 901,342    $1,236,705    $15,592,805    $31,248,700      180,700      $(977,103)


                                                                                  Total
                                    Unearned        Notes        Accumulated  Stockholders'
                                  Compensation    Receivable     Translation      Equity

Balance, January 1, 1994           $(950,354)    $(400,911)     $ (74,573)     $44,709,824

Issuance of 1,200 shares of
 common stock, stock option
 exercise                                  --            --             --           2,851

Retirement of 7,516 shares of
 common stock                          45,567        34,366             --              --

Issuance of below market options     (41,000)            --             --              --

Cancellation of below market
 options                               41,580            --             --              --

Amortization of unearned
 compensation                          54,724            --             --          54,724

Net income                                 --            --             --         516,825

Foreign currency translation
 adjustments                               --            --        (12,085)       (12,085)

Balance, April 1, 1994             $(849,483)    $ (366,545)    $ (86,658)     $45,272,139


Balance, December 31, 1994         $(447,211)            --     $(171,471)     $46,754,828

Amortization of unearned
 compensation                          55,302            --             --          55,302

Net income                                 --            --             --         628,939

Foreign currency translation
 adjustments                               --            --       (195,959)      (195,858)

Balance, March 31, 1995            $ (391,909)           --     $(367,329)     $47,243,211


            See notes to condensed consolidated financial statements.

                         HYDE ATHLETIC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1995 AND APRIL 1, 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                                  March 31,       April 1,
                                                     1995           1994
                                                     -----          ------

Cash flows from operating activities:

 Net income                                      $   628,939     $   516,825
                                                  ----------      -----------

 Adjustments to reconcile net income to
  net cash
 Provided (used) by operating activities:
  Depreciation                                       216,646         206,858
  Amortization                                        57,834          23,912
  Deferred income tax (benefit) expense            (217,656)        (40,437)
  Provision for bad debts and discounts            1,652,867       1,328,747
  Minority interest in income of
   consolidated subsidiaries                          28,148          61,912
  Compensation from stock grants and
   stock options                                      55,302          54,724
  Unrealized loss on marketable securities                 0          45,203
  (Gain) loss on sale of equipment                   (1,179)             169

 Changes in operating assets and liabilities:
  Decrease (increase) in assets:
   Marketable securities                                   0       1,989,760
   Accounts receivable                           (4,892,398)     (5,537,956)
   Inventories                                     1,888,125       1,435,515
   Prepaid expenses and other current
     assets                                      (1,093,658)         217,013
  Increase (decrease) in liabilities:
   Accounts payable                              (1,029,366)       (350,572)
   Accrued expenses                                  193,331         414,961
                                                  ----------      -----------

  Total adjustments                              (3,142,004)       (150,191)
                                                  ----------      -----------

 Net cash provided (used) by
  operating activities                           (2,513,065)         366,634
                                                  ----------      -----------

 Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                       (106,558)       (106,568)
  Increase in deferred charges,
   deposits and other                                (9,273)       (115,469)
  Proceeds from sale of equipment                        846             371
                                                  ----------      -----------

 Net cash used by investing activities             (114,985)       (221,666)
                                                  ----------      -----------

 Cash flows from financing activities:
  Net short term borrowings                        1,850,830         244,653
  Repayment of long term debt
   and capital lease obligation                    (665,357)       (426,216)
  Payment of termination benefit payable            (26,866)        (73,769)
  Issuances of common stock, including
   options                                                 0           2,851
                                                  ----------      -----------

 Net cash provided (used) by financing
  activities                                       1,158,607       (252,481)

 Effect of exchange rate changes on cash
  and cash equivalents                             (168,452)        (48,736)
                                                  ----------      -----------

 Net decrease in cash and cash equivalents       (1,637,895)       (156,249)

 Cash and equivalents at, beginning of
  period                                           3,349,774      10,013,166
                                                  ----------      -----------

 Cash and equivalents at, end of period          $ 1,711,879     $ 9,856,917
                                                  ==========      ===========

 Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:
   Incomes taxes                                 $   427,385     $   275,990
                                                  ==========      ===========

   Interest                                      $   585,564     $   146,278
                                                  ==========      ===========

            See notes to condensed consolidated financial statements



                         HYDE ATHLETIC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995

                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principals. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for thirteen weeks ended March 31, 1995, are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES

Inventories at March 31, 1995 and December 30, 1994, consisted of the following:

                                        March 31,       December 30,
                                          1995              1994
                                        --------          --------

     Finished Goods                $     24,037,945    $   24,722,893
     Work in Process                         55,362            71,700
     Raw Materials and Supplies           5,901,738         7,068,850
                                    ---------------    ---------------

                                   $     29,995,045    $   31,863,443
                                    ===============     ==============




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 1995 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1,
1994

The Company's net sales increased by 15.8% to $30,238,000 for the thirteen weeks ended March 31, 1995 compared to $26,114,000 for the thirteen weeks ended April 1, 1994. Net sales of the Company's Saucony products increased by 12% to $23,292,000 in the first quarter of 1995 over the comparable fiscal period in 1994, due to both a greater volume of units shipped and higher selling prices. Saucony domestic sales were up 9.4% in the first quarter of 1995 over the comparable 1994 period, due to a greater volume of units sold at higher selling prices, while foreign sales increased by 18.6% in the first quarter of 1995 over the comparable 1994 period. The increase in foreign sales was attributable to a shift in product mix towards more expensive models and favorable foreign currency translation.

Net sales of the Company's Brookfield products increased by 28% to $4,723,000 for the quarter ended March 31, 1995 compared with the first quarter of 1994. Domestic sales increased by 18.6%, primarily as a result of increased unit sales of the Company's Barbie, Playskool and Franklin licensed products. Brookfield's foreign sales increased by 150%, reflecting expansion of product distribution to 18 countries as of March 31, 1995 compared with 8 countries at the end of the first quarter of 1994.

The Company's gross profit increased by 18.3% to $9,862,000 in the first quarter of 1995 in comparison with the 1994 quarterly period. The gross margin was 32.6%, which was 0.7% higher than the gross margin of 31.9% in the comparable period in 1994. Margin increase at Saucony was due primarily to increased operating efficiencies at the Company's Bangor, Maine assembly plant and a shift in product mix to higher margin products. The margin increase at Brookfield resulted primarily from improved product cost, increased sales of higher margin licensed products and a reduction in returned goods.

Selling, general and administrative expenses as a percentage of net sales increased by 0.4% to 28% of net sales for the thirteen weeks ended March 31, 1995 from 27.6% in the comparable 1994 fiscal quarter. Advertising and promotion increased by approximately $250,000, primarily to increase Saucony brand awareness overseas through the use of athletes and athletic events. Selling expenses increased by approximately $500,000, primarily as a result of growth in commission dollars reflecting higher net sales, selling expenses related to the Company's new subsidiary in Germany, which did not exist in the prior comparable 1994 period, and a higher level of spending for trade shows and sales meetings. In addition, general and administrative expenses increased by approximately $525,000, primarily as a result of a higher level of professional expenses, the bankruptcy of a multi-store customer for Saucony products, expenses associated with Saucony's new subsidiary in Germany, and a higher level of professional fees and office expense at Saucony Europe, the Company's European sales and marketing office.

Interest expense increased by approximately 17% in the first quarter of 1995 over the comparable period in 1994, reflecting increased borrowings by the Company's foreign subsidiaries due to increased working capital needs.

The provision for income tax of 38.8% in the first quarter of 1995 grew from 35.5% for the comparable quarter in 1994, reflecting a shift in the composition of foreign and domestic pretax profits.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, the Company's cash and cash equivalents totalled $1,700,000, a decrease of approximately $1,600,000 from December 30, 1994.

For the thirteen weeks ended March 31, 1995, the Company used $2,513,000 of net cash in operating activities, expended $106,000 for capital expenditures, expended $692,000 to reduce long-term debt and other long-term commitments and borrowed $1,851,000 on a short-term basis. Principal factors (other than net income) affecting the Company's cash flow from operations in this period included an increase in accounts receivable, net of the increase provision for bad debts and discounts of $1,653,000 as a result of higher sales volume. A decrease in inventories of $1,868,000, (due to lower inventory purchasing), an increase in prepaid expenses and other current assets of $1,094,000 (due to advance payments for advertising and promotions), a decrease in accounts payable of $1,029,000 (due to decreased inventory purchasing and the paydown of fourth quarter 1994 expenses) and an increase in accrued expenses of $193,000 (due to increased commissions payable as a result of first quarter sales increases).
The declining value of the U.S. dollar decreased the value of cash and cash equivalents by $168,000 during this period.


INFLATION AND CURRENCY RISK

The Company has experienced minimal impact of inflation over the past three years. The Company has also experienced minimal impact due to currency fluctuations because substantially all purchases from foreign suppliers and sales to customers to date have been denominated in United States dollars.




PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.01 - Letter Agreement, dated March 30, 1995, between the Company and Principal Mutual Life Insurance Company.

     11.00 -   Computation of Earnings Per Share

     27.00 -   Financial Data Schedule


b.   Reports on Form 8-K.

     None.





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HYDE ATHLETIC INDUSTRIES, INC.



Date:   May 12, 1995          By:  /s/Charles A. Gottesman
                                   -------------------------
                                   Charles A. Gottesman
                                   Executive Vice President
                                   Chief Operating Officer
                                   (Duly authorized officer and
                                   principal financial officer)