Form 10-Q
period 1995-06-30
HYDE ATHLETIC INDUSTRIES INC
filed 1995-08-11
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 26 Weeks Ended June 30, 1995       Commission File Number 0-05083

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

       Class                              Outstanding as of July 31, 1995

Class A Common Stock-$.33 1/3 Par Value              2,701,027
Class B Common Stock-$.33 1/3 Par Value              3,532,415
                                                     ---------

                                                     6,233,442
                                                     =========

                         HYDE ATHLETIC INDUSTRIES, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 1995
      and December 30, 1994
     Condensed Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended June 30, 1995 and July 1, 1994
     Condensed Consolidated Statements of Stockholders' Equity
      for the twenty-six weeks ended June 30, 1995 and July 1, 1994 Condensed Consolidated Statements of Cash Flows for the
      twenty-six weeks ended June 30, 1995 and July 1, 1994
     Notes to Condensed Consolidated Financial Statements -
      June 30, 1995
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

Signature

Index Exhibit



                         HYDE ATHLETIC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS
                                                    June 30,     December 30,
                                                      1995           1994
                                                      ----           ----


CURRENT ASSETS
 Cash and cash equivalents                        $ 4,912,138   $ 3,349,776
 Accounts receivable                               22,152,341    23,947,584
 Inventories                                       29,584,551    31,863,443
 Prepaid expenses and other current assets          3,675,594     2,460,952
                                                  -----------   -----------


  TOTAL CURRENT ASSETS                             60,324,624    61,621,755
                                                  -----------   -----------


PROPERTY, PLANT, AND EQUIPMENT, NET                 8,034,597     8,292,926
                                                  -----------   -----------


OTHER ASSETS
 Investments in limited partnerships                  753,433     5,746,768
 Other assets                                       1,303,879     1,420,882
                                                  -----------   -----------


  TOTAL OTHER ASSETS                                2,057,312     7,167,650
                                                  -----------   -----------


TOTAL ASSETS                                      $70,416,533   $77,082,331
                                                  ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                    $ 2,677,927   $ 2,825,120
 Accounts payable                                   4,796,067     4,718,069
 Accrued expenses and other current
  liabilities                                       4,313,170     5,382,463
 Current maturities of long term debt               2,130,413     2,732,208
                                                  -----------   -----------


  TOTAL CURRENT LIABILITIES                        13,917,577    15,657,860
                                                  -----------   -----------


LONG TERM DEBT                                      5,861,617    11,922,391
                                                  -----------   -----------


DEFERRED INCOME TAXES                               2,195,324     2,320,777
                                                  -----------   -----------


MINORITY INTEREST                                     313,327       426,475
                                                  -----------   -----------


STOCKHOLDERS' EQUITY
 Common stock, $.33 1/3 par value                   2,138,514     2,138,047
 Additional paid in capital                        15,521,470    15,592,805
 Retained earnings                                 32,087,737    30,619,761
 Accumulated translation                             (274,930)     (171,471)
                                                  ------------  ------------

  Total                                            49,472,791    48,179,142

Less: Unearned compensation                           290,313       447,211
      Treasury stock                                1,053,790       977,103
                                                  -----------   -----------


 TOTAL STOCKHOLDERS' EQUITY                        48,128,688    46,754,828
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           $70,416,533   $77,082,331
                                                  ===========   ===========

              See notes to condensed consolidated financial statements


                                                  HYDE ATHLETIC INDUSTRIES, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                                            (Unaudited)

                                  13 Weeks       13 Weeks         26 Weeks         26 Weeks
                                   Ended          Ended             Ended           Ended
                                  June 30,       July 1,          June 30,         July 1,
                                    1995           1994             1995             1994
                                  -------         ------           -------         -------
Net sales                     $  25,413,737   $ 24,744,815     $  55,651,638   $   50,859,025

Other income                        859,868        240,981           986,089          370,831
                              -------------   ------------     -------------   --------------


Total revenue                    26,273,605     24,985,796        56,637,727       51,229,856
                              -------------   ------------     -------------   --------------


Costs and expenses
 Cost of sales                   17,380,076     16,879,487        37,756,810       34,658,820
 Selling, general and
   administrative expenses        7,395,735      7,638,202        15,873,765       14,833,825
 Interest expense                   311,463        358,138           746,631          729,276
                              -------------   ------------     -------------   --------------


   Total costs and expenses      25,087,274     24,875,827        54,377,206       50,221,921
                              -------------   ------------     -------------   --------------


Income before income taxes
 and minority interest            1,186,331        109,969         2,260,521        1,007,935

Provision for income taxes          460,844         13,277           877,947          332,506

Minority interest in loss of
 consolidated subsidiaries         (113,550)       (87,002)          (85,402)         (25,090)
                              --------------  -------------    --------------  ---------------


Net income                    $     839,037   $    183,694     $   1,467,976   $      700,519
                              =============   ============     =============   ==============

Per share amounts:

Net income                            $0.13           $0.03            $0.23            $0.11
                              =============   =============    =============   ==============

Weighted average common shares
 and equivalents outstanding      6,245,913       6,457,466        6,249,313        6,456,682
                              =============   =============    =============   ==============

Cash dividends per share of
 common stock                             0              0     $           0   $            0
                              =============   ============     =============   ==============

                                     See notes to condensed consolidated financial statements


                                          HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                                            (Unaudited)


                                                                           Additional
                                       Common Stock           Paid-In       Retained                Treasury Stock
                                   Class A      Class B       Capital       Earnings         Shares             Amount
                                   -------      -------       -------       --------         ------             ------

Balance, January 1, 1994         $ 915,937    $1,249,404    $16,287,197    $27,683,124           --              --

Issuance of 1,600 shares of
 common stock, stock option
 exercise                              267           267         3,516             --            --              --

Retirement of 89,566 shares of
 common stock                      (14,928)      (14,929)     (914,048)            --            --              --

Issuance of below market options        --            --       237,925             --            --              --

Cancellation of below market
 options                                --            --       (41,580)            --            --              --

Amortization of unearned
 compensation                           --            --            --             --            --              --

Net income                              --            --            --        700,519            --              --

Foreign currency translation
 adjustments                            --            --            --             --            --              --
                                 ---------    ----------    ----------     ----------     ---------      ----------


Balance, July 1, 1994            $ 901,276    $1,234,742    $15,573,010    $28,383,643           --              --
                                 =========    ==========    ===========    ===========    =========      ==========

Balance, December 31, 1994       $ 901,342    $1,236,705    $15,592,805    $30,619,761    $ 180,700      $ (977,103)

Issuance of 1,400 shares of
 common stock, stock option
 exercise                              233           234         3,184             --            --              --

Cancellation of below market
 options                                --            --       (74,519)            --            --              --

Amortization of unearned
 compensation                           --            --            --             --            --              --

Acquisition of 17,700 shares
 of common stock, at cost               --            --            --             --        17,700         (76,687)

Net income                              --            --            --      1,467,976            --              --

Foreign currency translation
 adjustments                            --            --            --             --            --              --
                                 ---------    ----------    ----------     ----------     ---------      ----------


Balance, June 30, 1995           $ 901,575    $1,236,939    $15,521,470    $32,087,737      198,400     $(1,053,790)
                                 =========    ==========    ===========    ===========    =========     ============

                                                                                  Total
                                    Unearned         Notes        Accumulated  Stockholders'
                                  Compensation    Receivable      Translation     Equity
                                  ------------    ----------      -----------     ------


Balance, January 1, 1994           $ (950,354)   $ (400,911)    $  (74,573)    $44,709,824

Issuance of 1,600 shares of
 common stock, stock option
 exercise                                  --            --             --           4,050

Retirement of 89,566 shares of
 common stock                         542,995       400,911             --              --

Issuance of below market options     (237,925)           --             --              --

Cancellation of below market
 options                               41,580            --             --              --

Amortization of unearned
 compensation                          26,968            --             --          26,968

Net income                                 --            --             --         700,519

Foreign currency translation
 adjustments                               --            --        (80,105)        (80,105)
                                   ----------    ----------     -----------    ------------


Balance, July 1, 1994              $ (576,736)   $        0     $ (154,678)    $45,361,256
                                   ===========   ===========    ===========    ===========


Balance, December 31, 1994         $ (447,211)   $       --     $ (171,471)    $46,754,828


Issuance of 1,400 shares of
 common stock, stock option
 exercise                                  --            --             --           3,651

Cancellation of below market
 options                               74,519            --             --              --

Amortization of unearned
 compensation                          82,379            --             --          82,379

Acquisition of 17,700 shares
 of common stock, at cost                  --            --             --         (76,687)

Net income                                 --            --             --       1,467,976

Foreign currency translation
 adjustments                               --            --       (103,459)       (103,459)
                                   ----------    ----------     -----------    ------------


Balance, June 30, 1995             $ (290,313)           --     $ (274,930)    $48,128,688
                                   ===========   ==========     ===========    ===========

                                     See notes to condensed consolidated financial statements.

                         HYDE ATHLETIC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 1995 AND JULY 1, 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)
                                                 June 30,      July 1,
                                                   1995         1994
                                                   ----         ----


Cash flows from operating activities:

 Net income                                    $1,467,976    $ 700,519
                                               ----------    ---------


 Adjustments to reconcile net income to
  net cash
 Provided (used) by operating activities:
  Depreciation and amortization                   577,275      524,894
  Deferred income tax benefit                    (375,806)     (84,632)
  Provision for bad debts and discounts         2,778,129    2,149,716
  Minority interest in consolidated
   subsidiaries loss                              (85,402)     (25,090)
  Compensation from stock grants and
   stock options                                   82,379       26,968
  Unrealized loss on marketable securities             --       41,686
  Gain on sale of investment in limited
   partnership                                   (397,645)          --

 Changes in operating assets and liabilities:
  Decrease (increase) in assets:
   Marketable securities                               --    2,470,444
   Accounts receivable                         (1,030,190)  (4,164,240)
   Inventories                                  2,235,890    3,974,096
   Prepaid expenses and other current
     assets                                      (964,996)     375,125
  Increase (decrease) in liabilities:
   Accounts payable                                19,707     (250,925)
   Accrued expenses                              (942,916)    (411,647)
                                               -----------   ----------


  Total adjustments                             1,896,425    4,626,395
                                               ----------    ---------


 Net cash provided by
  operating activities                          3,364,401    5,326,914
                                               ----------    ---------


 Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                     (146,027)    (204,829)
  Increase in deferred charges,
   deposits and other                             (51,652)    (196,672)
  Proceeds from sale of investment
   in limited partnership                       1,335,289           --
                                               ----------    ---------


 Net cash provided (used) by
  investing activities                          1,137,610     (401,501)
                                               ----------    ----------


 Cash flows from financing activities:
  Net short term borrowings                      (177,511)     908,679
  Repayment of long term debt
   and capital lease obligations               (2,695,918)  (2,445,058)
  Payment of termination benefit payable          (26,866)    (149,342)
  Common stock repurchased                        (76,687)          --
  Issuances of common stock, including
   options                                          3,651        4,050
                                               ----------    ---------


 Net cash used by financing activities         (2,973,331)  (1,681,671)

 Effect of exchange rate changes on cash
  and cash equivalents                             33,682     (226,142)
                                               ----------    ----------


 Net increase in cash and cash equivalents      1,562,362    3,017,600

 Cash and equivalents at, beginning of
  period                                        3,349,776   10,013,166
                                               ----------   ----------


 Cash and equivalents at, end of period        $4,912,138  $13,030,766
                                               ==========  ===========

 Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:
   Incomes taxes                               $1,204,406    $ 570,772
                                               ==========    =========

   Interest                                    $1,015,067    $ 652,796
                                               ==========    =========

Non-cash investing and financing
 activities:
Property purchased under capital
 leases                                        $   98,103    $  65,512

Sale of investment in limited partnership

 Cash received, net of broker fees             $1,335,289           --
 Investment in limited partnership             (4,993,335)          --
 Current liabilities                             (796,568)          --
 Long-term debt                                (3,259,123)          --
                                               -----------   ---------

 Gain realized on sale                            397,645           --
                                               ==========    =========

Reconciliation of assets acquired
 and liabilities assumed, business
 acquisitions

 Assets acquired                               $   62,777           --
 Liabilities assumed                               62,777           --
                                               ----------    ---------

  Cash paid for business acquisitions          $       --           --
                                               ==========    =========

            See notes to condensed consolidated financial statements



                         HYDE ATHLETIC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principals. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for twenty-six weeks ended June 30, 1995, are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES

Inventories at June 30, 1995 and December 30, 1994 consisted of the following:

                                        June 30,        December 30,
                                          1995              1994
                                          ----              ----


     Finished Goods                $     25,550,405    $   24,722,893
     Work in Process                         35,114            71,700
     Raw Materials and Supplies           3,999,032         7,068,850
                                   ----------------    --------------


                                   $     29,584,551    $   31,863,443
                                   ================    ==============

NOTE C - OTHER INCOME

On June 1, 1995 the Company sold its entire interest, as a limited partner, in the Columbia Housing Partners Corporate Tax Credit II Limited Partnership, for
the sum of $5,501,000.   Net proceeds totalled $1,335,000 resulting in a pre-tax
gain of $398,000, after transaction expenses, or $.03 per share after tax. The after tax gain is based upon projected tax credits and passive losses provided by the general partner. As a result of the sale, the Company realized reductions in current and long-term debt of $4,056,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 1995 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 1994

Net sales increased approximately 3% to $25,414,000 for the thirteen weeks ended June 30, 1995, compared to $24,745,000 for the thirteen weeks ended July 1, 1994, primarily as a result of increased international sales of both Saucony and Brookfield products. An increase of approximately 57% in foreign sales of Saucony products, reflecting both higher selling prices and greater unit volume, was offset by a decrease of approximately 10% in Saucony domestic sales, resulting in an overall Saucony sales increase of approximately 4%. Foreign sales of Brookfield products increased by approximately 73% due to increased volume of Barbie and other licensed product sales. Domestic Brookfield sales declined by approximately 15%, resulting in overall Brookfield sales declining approximately 4%.

The Company's gross profit increased by approximately 2%, to $8,034,000, in the second quarter of 1995 in comparison with the comparable 1994 quarterly period. The gross margin was 31.6%, which was .2% lower than the gross margin of 31.8% in the comparable 1994 quarterly period. The gross margin from sales of Saucony products increased over the 1994 period due primarily to lower levels of close-out merchandise sales by foreign subsidiaries in 1995. The decrease in gross margin from sales of Brookfield products resulted from the higher percentage of international sales, which have a lower gross margin than domestic sales, in the 1995 quarterly period.

Selling, general and administrative expenses as a percentage of net sales decreased by 1.8% to 29.1% of net sales for the 1995 quarterly period from 30.9% in the comparable 1994 quarter. Advertising and promotion decreased by approximately $770,000, primarily due to reductions in television production and related costs, print ads and agency fees. Selling expenses increased by approximately $400,000, due primarily to increases in payroll and trade show costs. In addition, general and administrative expenses increased by approximately $100,000 due to increased professional service costs and the addition of the Company's German subsidiary, Saucony GmbH, which did not exist in the comparable period in 1994.

Other income increased by approximately $600,000 or 256% for the quarter ended June 30, 1995 compared with the same period in 1994, primarily as a result of the gain on the sale of the Company's investment in a limited partnership and increased royalty income.

Interest expense decreased by approximately $46,000 in the second quarter of 1995 in comparison with the comparable period in 1994, reflecting a paydown of the Company's long term debt.The effective tax rate of 38.8% in the second quarter of 1995 increased from 12.0% in the comparable period in 1994. The tax rate of 12% in the quarterly period ended July 1, 1994 was due to the relative effect of fixed tax credits,from the Company's tax related investment, on lower levels of income before tax for the period.


TWENTY-SIX WEEKS ENDED JUNE 30, 1995 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 1994

For the twenty-six weeks ended June 30, 1995, net sales increased by 9.4% to $55,652,000 from $50,859,000 for the twenty-six weeks ended July 1, 1994. Net sales of Saucony brand products increased by approximately 8.5% to $41,846,000 for the twenty-six week period ended June 30, 1995, compared to $38,615,000 for the twenty-six week period ended July 1, 1994. Foreign sales of Saucony products increased by approximately 33% while sales in the domestic market remained relatively flat in the comparable twenty-six week periods. Net sales of Brookfield products increased by 9% to $9,839,000 from $9,027,000, during the twenty-six week period ended June 30, 1995 in comparison with the comparable period in fiscal 1994. Domestic Brookfield sales during the comparative periods remained relatively flat while international sales nearly doubled.

The Company's gross profit grew by approximately 10% to $17,895,000 for the twenty-six week period ended June 30, 1995 compared with the first twenty-six weeks of 1994. The gross margin grew by .3% to 32.2% in the 1995 period from 31.9% in the 1994 period. Margin increases in the Saucony brand were largely attributable to lower levels of close-out merchandise sales by foreign subsidiaries in 1995. Brookfield margins remained flat over the comparable twenty-six week periods.

Selling, general and administrative expenses decreased as a percentage of sales by .7% to 28.5% of net sales for the twenty-six week period ended June 30, 1995 from 29.2% in the comparable 1994 period. Advertising and promotion was reduced by approximately $500,000, due primarily to reductions in television production and related costs, print ads and agency fees. Other selling expenses grew mainly due to increases in sales commissions, payroll and trade show costs. General and administrative expense increases of approximately $700,000 were due to increased professional service costs, an increase in bad debt expense and the addition of the Saucony subsidiary in Germany which did not exist in the 1994 period.

Other income increased by approximately $615,000 or 165% for the twenty-six week period ended June 30, 1995 in comparison with the first twenty-six weeks of 1994, primarily as a result of the gain on the sale of the Company's investment in a limited partnership and increased royalty income. The royalty payment was the final payment under a litigation settlement; accordingly, income in future periods will decrease from the current level.

Interest expenses increased by approximately $17,000 in the 1995 period. Foreign interest expense grew due to increased borrowings by the Company's foreign subsidiaries under their bank lines of credit while domestic interest expense decreased due the paydown of the Company's long term debt.

The effective tax rate rose to 38.8% for the twenty-six week period ended June 30, 1995 compared with 33.0% for the comparable period in 1994. The lower tax rate in 1994 is attributable to the relative effect of fixed tax credits, from the Company's tax related investment, on lower levels of income tax for the period.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company's cash and cash equivalents totalled $4,912,000, an increase of approximately $1,562,000 from December 30, 1994.
For the twenty-six weeks ended June 30, 1995, the Company generated $3,364,000 of net cash from operations, expended $146,000 for capital expenditures, expended $2,723,000 to reduce long-term debt and other long-term commitments, expended $77,000 to repurchase shares of the Company's Common Stock, reduced short-term borrowings by $178,000 and received $1,335,000 in cash as the result of the sale of an investment in a tax credit limited partnership. As part of the sale of this investment, the Company realized a reduction of $4,056,000 of debt, of which $3,259,000 was long-term.

Principal factors (other than net income) affecting the Company's cash flow from operations in this period included a decrease in accounts receivable, net of the increased provision for bad debts and discounts, of $1,748,000, as a result of seasonal payment patterns, a decrease in inventories of $2,236,000 (due to lower Saucony inventory requirements), an increase in prepaid expenses and other current assets of $965,000 (due to advance payments for advertising and promotions) and a decrease in accrued expenses of $943,000 (due to the payment of year end bonuses, lower royalties payable due to the seasonality of the retail industry and lower interest payable as the result of the reduction in interest expense and the timing of interest payments). The increase in the provision for bad debts resulted from the bankruptcy of a retailer.


INFLATION AND CURRENCY RISK


The Company has experienced minimal impact of inflation over the past three years. The Company has also experienced minimal impact due to currency fluctuations because substantially all purchases from foreign suppliers and sales to customers to date have been denominated in United States dollars.


PART II

OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held its Annual Meeting of Stockholders (the `Annual Meeting') on May 16, 1995. At the Annual Meeting, the stockholders of the Company elected James A. Buchanan, John H Fisher, Phyllis H. Fisher, Charles A. Gottesman, Jonathan O. Lee and John J. Neuhauser as directors of the Company (by votes of 2,378,900 shares of Class A Common Stock in favor of each nominee and 38,662 shares of Class A Common Stock withheld from each nominee).

At the Annual Meeting, stockholders holding 2,395,510 shares of Class A Common Stock voted to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the 1995 fiscal year. Stockholders holding 19,007 shares of Class A Common Stock voted against such ratification and stockholders holding 3,045 shares of Class A Common Stock abstained. No `broker non-votes' were recorded at the Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.01 - Employment Agreement, dated as of June 1, 1995, between the Registrant and Wolfgang Schweim.

     11.00 -   Computation of Earnings Per Share

     27.00 -   Financial Data Schedule

b.   Reports on Form 8-K.

     None.





                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HYDE ATHLETIC INDUSTRIES, INC.



Date:   August 11, 1995       By:  /s/Charles A. Gottesman
                                   -----------------------

                                   Charles A. Gottesman
                                   Executive Vice President
                                   Chief Operating Officer
                                   (Duly authorized officer and
                                   principal financial officer)



                            EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
- ------                       -----------


10.01          Employment Agreement, dated as of June 1,
               1995, between the Registrant and Wolfgang
               Schweim

11.00          Computation of Earnings Per Share

27.00          Financial Data Schedule