Form 10-Q
period 1995-09-29
HYDE ATHLETIC INDUSTRIES INC
filed 1995-11-13
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549


                            FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


 For the 39 Weeks Ended                     Commission File Number
   September 29, 1995                              0-05083


                  HYDE ATHLETIC INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)


      Massachusetts                               04-1465840
(State or other jurisdiction of    (I.R.S. employer identification number)
 incorporation or organization)


Centennial Industrial Park, 13 Centennial Drive, Peabody, MA  01960
             (Address of principal executive offices)

                           508-532-9000
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ X ]     No  [    ]


           Class                    Outstanding as of November 10, 1995

Class A Common Stock-$.33 1/3 Par Value          2,701,727
Class B Common Stock-$.33 1/3 Par Value          3,515,415
                                                 ---------

                                                 6,217,142
                                                 =========

                         HYDE ATHLETIC INDUSTRIES, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements
     Condensed Consolidated Balance Sheets as of September 29,
      1995 and December 30, 1994. ............................3

     Condensed Consolidated Statements of Income for the
      thirteen weeks and thirty-nine weeks ended September 29,
      1995 and September 30, 1994 ............................4

     Condensed Consolidated Statements of Stockholders' Equity
      for the thirty-nine weeks ended September 29, 1995 and
      September 30, 1994 .....................................5-8

     Condensed Consolidated Statements of Cash Flows for the
      thirty-nine weeks ended September 29, 1995 and September
      30, 1994  ..............................................9-10

     Notes to Condensed Consolidated Financial Statements -
      September 29, 1995 .....................................11

Item 2.   Management's Discussion and Analysis of Financial
   Condition and Results of Operations .......................12


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................13

Signature.....................................................14

Exhibit Index.................................................15

                         HYDE ATHLETIC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS
                                                September 29,     December 30,
                                                    1995              1994
                                                    ----              ----

CURRENT ASSETS
 Cash and cash equivalents                      $  8,301,873      $  3,349,776
 Accounts receivable                              20,915,056        23,947,584
 Inventories                                      27,345,341        31,863,443
 Prepaid expenses and other current assets         3,065,891         2,460,952
                                                ------------      ------------

   TOTAL CURRENT ASSETS                           59,628,161        61,621,755
                                                ------------      ------------


PROPERTY, PLANT, AND EQUIPMENT, NET                8,062,084         8,292,926
                                                ------------      ------------


OTHER ASSETS
 Investments in limited partnerships                 753,433         5,746,768
 Other assets                                      1,248,030         1,420,882
                                                ------------      ------------

   TOTAL OTHER ASSETS                              2,001,463         7,167,650
                                                ------------      ------------


TOTAL ASSETS                                    $ 69,691,708      $ 77,082,331
                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                  $  2,981,959      $  2,825,120
 Accounts payable                                  3,844,125         4,718,069
 Accrued expenses and other current
   liabilities                                     3,557,044         5,382,463
 Current maturities of long term debt              2,139,226         2,732,208
                                                ------------      ------------

   TOTAL CURRENT LIABILITIES                      12,522,354        15,657,860
                                                ------------      ------------


LONG TERM DEBT                                     5,919,520        11,922,391
                                                ------------      ------------

DEFERRED INCOME TAXES                              2,337,900         2,320,777
                                                ------------      ------------

MINORITY INTEREST                                    345,486           426,475
                                                ------------      ------------

STOCKHOLDERS' EQUITY
 Common stock, $.33 1/3 par value                  2,138,514         2,138,047
 Additional paid in capital                       15,521,470        15,592,805
 Retained earnings                                32,407,145        30,619,761
 Accumulated translation                            (204,578)         (171,471)
                                                -------------     -------------

   Total                                          49,862,551        48,179,142

Less:   Unearned compensation                        242,313           447,211
        Treasury stock                             1,053,790           977,103
                                                ------------      ------------

 TOTAL STOCKHOLDERS' EQUITY                       48,566,448        46,754,828
                                                ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 69,691,708      $ 77,082,331
                                                ============      ============

               See notes to condensed consolidated financial statements

                                           HYDE ATHLETIC INDUSTRIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THIRTEEN WEEKS AND THIRTY-NINE  WEEKS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                                            (Unaudited)
                               13 Weeks     13 Weeks      39 Weeks      39 Weeks
                                Ended         Ended        Ended          Ended
                               Sept.29,     Sept.30,      Sept.29,      Sept.30,
                                 1995         1994          1995          1994
                               -------       ------       -------         -------
Net sales                     $25,649,266  $27,452,538   $81,300,904    $78,311,563

Other income                     383,692       379,591     1,369,781       750,422
                              ----------   -----------   -----------    ----------


Total revenue                 26,032,958    27,832,129    82,670,685    79,061,985
                              ----------   -----------   -----------    ----------


Costs and expenses
 Cost of sales                17,464,091    18,156,065    55,220,901    52,814,885
 Selling, general and
   administrative expenses     7,775,764     7,785,799    23,649,529    22,619,624
 Interest expense                228,306       360,106       974,937     1,089,382
                              ----------   -----------   -----------    ----------


   Total costs and expenses   25,468,161    26,301,970    79,845,367    76,523,891
                              ----------   -----------   -----------    ----------


Income before income taxes
 and minority interest           564,797     1,530,159     2,825,318     2,538,094

Provision for income taxes       220,581       532,244     1,098,528       864,750
Minority interest in loss of
 consolidated subsidiaries        24,808        42,449       (60,594)       17,359
                              ----------   -----------   ------------   ----------


Net income                    $  319,408   $   955,466   $ 1,787,384    $1,655,985
                              ==========   ===========   ===========    ==========

Per share amounts:

Net income                        $0.05         $0.15         $0.29          $0.26
                              =========    ==========    ==========     ==========

Weighted average common shares
 and equivalents outstanding   6,231,606    6,423,956      6,243,411    6,472,298
                              ==========   ==========    ===========    =========

Cash dividends per share of
 common stock                         0            0     $       0      $       0
                              =========    =========     =========      =========

                                      See notes to condensed consolidated financial statements

                                          HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                                            (Unaudited)


                                                            Additional
                                       Common Stock           Paid-In       Retained                Treasury Stock
                                   Class A      Class B       Capital       Earnings         Shares             Amount
                                   -------      -------       -------       --------         ------             ------

Balance, January 1, 1994         $ 915,937    $1,249,404    $16,287,197    $27,683,124           --              --

Issuance of 7,288 shares of
 common stock, stock option
 exercise                              267         2,162        22,597             --          --              --

Retirement of 89,566 shares of
 common stock                      (14,928)      (14,928)     (914,050)            --          --              --

Issuance of below market options        --            --       237,925             --          --              --

Cancellation of below market
 options                                --            --       (41,580)            --          --              --

Amortization of unearned
 compensation                           --            --            --             --          --              --

Acquisition of 21,500 shares of
 common stock, at cost                  --            --            --             --      21,500        (118,625)

Net income                              --            --            --             --          --              --

Foreign currency translation
 adjustments                            --            --            --             --          --              --
                                 ---------    ----------    ----------     ----------   ---------      ----------


Balance, September 30, 1994      $ 901,276    $1,236,638    $15,592,089    $29,339,109     21,500       ($118,625)
                                 =========    ==========    ===========    ===========  =========      ===========

Balance, December 31, 1994       $ 901,342    $1,236,705    $15,592,805    $30,619,761  $ 180,700      $ (977,103)

Issuance of 1,400 shares of
 common stock, stock option
 exercise                              233           234         3,184             --          --              --

Cancellation of below market
 options                                --            --       (74,519)            --          --              --

Amortization of unearned
 compensation                           --            --            --             --          --              --

Acquisition of 17,700 shares
 of common stock, at cost               --            --            --             --      17,700         (76,687)

Net income                              --            --            --      1,787,384          --              --

Foreign currency translation
 adjustments                            --            --            --             --          --              --
                                 ---------    ----------    ----------     ----------   ---------      ----------


Balance, September 29, 1995      $ 901,575    $1,236,939    $15,521,470    $32,407,145    198,400      $(1,053,790)
                                 =========    ==========    ===========    ===========  =========      ============



                                                                                   Total
                                    Unearned         Notes        Accumulated  Stockholders'
                                  Compensation    Receivable      Translation     Equity
                                  ------------    ----------      -----------     ------


Balance, January 1, 1994           $ (950,354)   $ (400,911)    $  (74,573)    $44,709,824

Issuance of 7,288 shares of
 common stock, stock option
 exercise                                  --            --             --          25,026

Retirement of 89,566 shares of
 common stock                         542,995       400,911             --              --

Issuance of below market options     (237,925)           --             --              --

Cancellation of below market
 options                               41,580            --             --              --

Amortization of unearned
 compensation                          92,991            --             --          92,991

Acquisition of 21,500 shares of
 common stock, at cost                     --            --             --        (118,625)

Net income                                 --            --             --       1,655,985

Foreign currency translation
 adjustments                               --            --        (111,155)      (111,155)
                                   ----------    ----------     ------------   ------------


Balance, July 1, 1994              $ (510,713)   $          0   $ (185,728)    $46,254,046
                                   ===========   ============   ===========    ===========

Balance, December 31, 1994         $ (447,211)           --     $ (171,471)    $46,754,828

Issuance of 1,400 shares of
 common stock, stock option
 exercise                                  --            --             --           3,651

Cancellation of below market
 options                               74,519            --             --              --

Amortization of unearned
 compensation                         130,379            --             --         130,379

Acquisition of 17,700 shares
 of common stock, at cost                  --            --             --         (76,687)

Net income                                 --            --             --       1,787,384

Foreign currency translation
 adjustments                               --            --        (33,107)        (33,107)
                                   ----------    ----------     -----------    ------------


Balance, September 29, 1995        $ (242,313)           --     $ (204,578)    $48,566,448
                                   ===========   ==========     ===========    ===========



                                     See notes to condensed consolidated financial statements.

                                                   HYDE ATHLETIC INDUSTRIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1995

                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                            (Unaudited)

                                                           Sept.29,           Sept.30,
                                                             1995               1994
                                                             ----               ----

Cash flows from operating activities:

 Net income                                              $ 1,787,384       $ 1,655,985
                                                         -----------       -----------


 Adjustments to reconcile net income to net cash
 Provided (used) by operating activities:
   Depreciation and amortization                             854,765           868,292
   Deferred income tax benefit                              (145,570)         (258,961)
   Minority interest in income (loss) of consolidated
     subsidiaries                                            (60,594)           17,359
   Compensation from stock grants and stock options          130,379            92,991
   Gain on sale of investment in limited partnership        (397,645)               --

 Changes in operating assets and liabilities:
   Decrease (increase) in assets:
     Marketable securities                                        --         4,003,592
     Accounts receivable                                   3,210,153        (3,596,317)
     Inventories                                           4,807,214        (5,776,256)
     Prepaid expenses and other current assets              (333,200)          615,891
   Increase (decrease) in liabilities:
     Accounts payable                                     (1,046,045)        1,867,199
     Accrued expenses                                     (1,823,497)        1,080,233
                                                         ------------      -----------


   Total adjustments                                       5,195,960        (1,085,617)
                                                         -----------       ------------


 Net cash provided by operating activities                 6,983,344           570,368
                                                         -----------       -----------


 Cash flows from investing activities:
   Purchases of property, plant and equipment               (320,908)         (373,210)
   Increase in deferred charges, deposits and other          (76,352)         (241,692)
   Payments for business acquisitions                       (112,000)               --
   Proceeds from sale of investment in limited
     partnership                                           1,335,289                --
                                                         -----------       -----------


 Net cash provided (used) by investing activities            826,029          (614,902)
                                                         -----------       ------------




                                                   HYDE ATHLETIC INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, cont.
                             FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994

                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                            (Unaudited)
                                                               Sept.29,         Sept.30,
                                                                 1995             1994
                                                             -----------       -----------

 Cash flows from financing activities:
   Net short term borrowings                                      91,724         1,562,974
   Repayment of long term debt and capital
     lease obligations                                        (2,725,664)       (2,469,367)
   Payment of termination benefit payable                        (26,866)         (226,762)
   Common stock repurchased                                      (76,687)          (99,375)
   Issuances of common stock, including options                    3,651            25,026
                                                             -----------       -----------


 Net cash used by financing activities                        (2,733,842)       (1,207,504)

 Effect of exchange rate changes on cash and
   cash equivalents                                             (123,434)         (397,717)
                                                             ------------      ------------


 Net increase (decrease)  in cash and cash
   equivalents                                                 4,952,097        (1,649,755)

 Cash and equivalents at, beginning of period                  3,349,776        10,013,166
                                                             -----------       -----------
 Cash and equivalents at, end of period                      $ 8,301,873       $ 8,363,411
                                                             ===========       ===========

 Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Incomes taxes                                           $ 1,874,520       $   826,494
                                                             ===========       ===========

     Interest                                                $ 1,132,024       $   691,297
                                                             ===========       ===========

Non-cash investing and financing activities:

Property purchased under capital leases                      $    98,103       $    74,837

Sale of investment in limited partnership

 Cash received, net of broker fees                           $ 1,335,289                --
 Investment in limited partnership                            (4,993,335)               --
 Current liabilities                                            (796,568)               --
 Long-term debt                                               (3,259,123)               --
                                                             ------------      -----------

 Gain realized on sale                                           397,645                --
                                                             ===========       ===========

Reconciliation of assets acquired and liabilities assumed, business acquisitions

 Assets acquired                                             $    62,777                --
 Liabilities assumed                                              62,777                --
                                                             -----------       -----------
   Cash paid for business acquisitions                       $        --                --
                                                             ===========       ===========

                                      See notes to condensed consolidated financial statements




                         HYDE ATHLETIC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 1995

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principals. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for thirty-nine weeks ended September 29, 1995, are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES

Inventories at September 29, 1995 and December 30, 1994, consisted of the following:

                                          September 29,          December 30,
                                              1995                   1994
                                              ----                   ----


      Finished Goods                      $24,795,483            $24,722,893
      Work in Process                          20,071                 71,700
      Raw Materials                         2,529,787              7,068,850
                                          -----------             ----------


                                          $27,345,341            $31,863,443
                                          ===========            ===========


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






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 1995 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 1994

Net sales decreased 6.6% to $25,649,000 for the thirteen weeks ended September 29, 1995, compared to $27,453,000 for the thirteen weeks ended September 30, 1994. This decrease was primarily the result of a 20.5% decrease in Saucony brand worldwide sales due to lower sales volume and lower unit sales prices associated with the sale of close-out merchandise. Saucony's domestic sales decreased by 26.7% in comparison with the 1994 quarter and foreign sales decreased by 6.2%. Worldwide sales of Brookfield products increased by more than 32.5% over the comparable 1994 quarter as the result of increased sales of licensed products and higher unit sales prices. This increase reflects a 62.8% increase in domestic sales and a 17.2% decrease in international sales compared to the third quarter of 1994. Other sales, including sales by the Company's new Quintana Roo subsidiary and Canadian retail outlet, increased 10% over the comparable 1994 quarter.

The Company's gross profit decreased by 12.0%, to $8,185,000, in the third quarter of 1995 compared to the third quarter of 1994. The gross margin in the 1995 third quarter was 31.9%, which was 2.0% lower than the gross margin of 33.9% in the third quarter of 1994. This change was attributable to a decreased margin for Saucony products resulting from the sale of a higher proportion of lower margin, close-out items. The gross margin for Brookfield products increased due to increased sale of higher margin, licensed products and quality improvements reducing product returns.

Selling, general and administrative expenses as a percentage of net sales increased by 1.9% to 30.3% of net sales for third quarter 1995 from 28.4% for the third quarter of 1994. Domestic selling, general and administrative expenses decreased by 7.5%, while foreign expenses increased by 25.0% in comparison with the 1994 period. The decrease in domestic selling, general and administrative expenses reflects lower professional fees and reduced insurance and advertising expenses. The increase in foreign selling, general and administrative expenses due to increased staffing and distribution expenses, the addition of the Company's German subsidiary and an increase in advertising expenses which were offset in part by a decrease in selling expenses.

Interest expense decreased by approximately 36.6% in the third quarter of 1995 compared with the same quarter in 1994, reflecting a pay down of the Company's long term debt.

The effective tax rate of 39.1% in the third quarter 1995 increased from 34.8% in the same period last year. The lower tax rate during the third quarter of 1994 resulted from the effect of tax credits the Company received from its investment in a limited partnership.
Net income for third quarter 1995 was approximately $319,000, or $0.05 per share, compared with approximately $1,530,000, or $0.15 per share, for the third quarter of 1994.


THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1995 COMPARED TO THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1994

For the thirty-nine weeks ended September 29, 1995, net sales increased by 3.8% to $81,301,000 from $78,312,000 for the thirty-nine weeks ended September 30, 1994. Net sales of the Saucony brand declined by 1.3% to $57,292,000 for the thirty-nine week period ended September 29, 1995, compared with $58,042,000 for the same period in 1994. Foreign sales of Saucony products increased 18.4% while sales in the domestic market decreased by 8.5%. Net sales of Brookfield increased by 18.5%, to approximately $17,984,000, for the thirty-nine week period ended September 29, 1995 from $15,176,000 for the same period in 1994. Domestic Brookfield sales in the 1995 period increased by approximately 19.6%, while international sales increased by 14.6%.

The Company's gross profit increased by approximately 2.3%, to $26,080,000, for the thirty-nine week period ended September 29, 1995 compared with the thirty-nine week period ended September 30, 1994. The gross margin percent decreased by 0.5% from 32.6% in the 1994 period to 32.1% in the 1995 period. This decrease was due to the increased sales of Brookfield products, which have lower gross margins than Saucony products, as a percentage of total sales. Brookfield products represented 22.1% of total sales in the 1995 period compared with 19.5% of total sales in the 1994 period.

Selling, general and administrative expenses as a percentage of net sales remained essentially flat at 29.1% for the thirty-nine week period ended September 29, 1995 in comparison to 28.9% for the 1994 period. Reductions in domestic advertising and professional fees, were offset by increases in worldwide selling expenses, foreign advertising, and foreign general and administrative expenses. The increase in foreign selling, general and administrative expenses resulted from increased staffing and distribution expenses, the addition of the Company's German subsidiary and increased advertising and promotion expenses.

Other income increased by approximately $620,000, or 82.5%, for the thirty-nine week period ended September 29, 1995 in comparison with the thirty-nine week period ended September 30, 1994. This increase was a result of the gain on the sale of the Company's investment in a limited partnership and increased royalty income. The royalty payment was the final payment under a litigation settlement.

Interest expense decreased by approximately $114,000 in the 1995 period. This reduction was due primarily to a pay down of the Company's long term debt.

The effective tax rate for the Company rose to 38.9% for the thirty-nine week period ended September 29, 1995 compared with 34.1% in the comparable 1994 period. The lower tax rate in 1994 was attributable to the tax credits the Company received from its investment in a limited partnership.

Net income for the thirty-nine week period ended September 29, 1995 increased 7.9% to approximately $1,787,000, or $0.29 per share, from approximately $1,656,000, or $0.26 per share, for the comparable 1994 period.


LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 1995, the Company's cash and cash equivalents totalled $8,302,000, an increase of approximately $4,952,000 from December 30, 1994.

For the thirty-nine weeks ended September 29, 1995, the Company generated $6,983,000 of net cash from operations, expended $ 321,000 for capital expenditures, expended $2,753,000 to reduce long-term debt and other long-term commitments, expended $77,000 to repurchase shares of the Company's Common Stock, invested $112,000 in a newly formed subsidiary, increased short-term borrowings by $92,000, and received $1,335,000 in cash as the result of the sale, by the Company, of its investment in a tax credit limited partnership. As part of the sale of this investment, the Company realized a reduction of $4,056,000 of debt, of which $3,259,000 was long-term debt.

Principal factors (other than net income) affecting the Company's cash flow from operations in this period included a decrease in accounts receivable of $3,210,000 which is net of the increased provision for bad debts and discounts of $3,210,000, as a result of seasonal payment patterns. The increase in the provision for bad debts resulted from the bankruptcies of several retailers. Inventories decreased by $4,807,000 (due to lower Saucony inventory requirements), an increase in prepaid expenses and other current assets of $333,000 (due to advance payments for advertising and promotions), a decrease in accounts payable of $1,046,000 (due to lower inventory requirements) and a decrease in accrued expenses of $1,823,000 (due to the payment during the period of year end 1994 bonuses, the timing of corporate income tax payments, lower royalties payable due to the seasonality of the retail industry and lower interest payable as the result of the reduction in interest expense and the timing of interest payments). The declining value of the U.S. dollar decreased the value of cash and cash equivalent by $123,000 during this period.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investment needs and debt service payments.


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




                              HYDE ATHLETIC INDUSTRIES, INC.



Date:   November 13, 1995     By:  /s/Charles A. Gottesman
                                   -------------------------

                                   Charles A. Gottesman
                                   Executive Vice President
                                   Chief Operating Officer
                                   (Duly authorized officer and
                                   principal financial officer)




                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------



11.00          Computation of Earnings Per Share

27.00          Financial Data Schedule