Form 10-K
period 1996-01-05
HYDE ATHLETIC INDUSTRIES INC
filed 1996-04-04
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

    For the fiscal year ended January 5, 1996 Commission file number: 0-05083

                         Hyde Athletic Industries, Inc.
             (Exact name of registrant as specified in its charter)

          Massachusetts                              04-1465840
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

       Centennial Industrial Park, 13 Centennial Drive, Peabody, MA 01960
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (508) 532-9000

        Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                    Class A Common Stock, $.33-1/3 par value
                                (Title of class)

                    Class B Common Stock, $.33-1/3 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 25, 1996, was approximately $5,734,795 (based on the last sale price of the Class A Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 25, 1996 was 2,701,727 and 3,515,415, respectively.

Portions of the following documents are incorporated by reference in this Report.

                       Documents Incorporated by Reference
                       -----------------------------------
  Document                                                     Form 10-K Part
  -------                                                      --------------
Proxy Statement for Annual Meeting of Stockholders of              Part III
the Registrant to be held on May 21, 1996, to be filed with the Securities and Exchange Commission.

PART I

ITEM 1 - BUSINESS

Hyde Athletic Industries, Inc. and its subsidiaries (together, "Hyde" or the "Company") design, develop, manufacture and market (I) a broad line of performance oriented athletic shoes for adults under the Saucony brand name and
(II) outdoor recreational products for children and young adults under licensed names, such as Barbie and Playskool, as well as under Brookfield and other proprietary names of the Company ("Brookfield Products"). The Company's Saucony athletic footwear products include running, walking, cross training and outdoor trail shoes, and the Company's Brookfield outdoor recreational products include roller skates, roller hockey skates and accessories. The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of net sales) attributable to each product line for the periods and geographic areas indicated. "Other" consists of Spot-Bilt coaches and officials shoes, Quintana Roo bicycles and wetsuits, and sales of the Company's and other products at retail factory outlets operated by the Company, and sales of other branded products at the Company's subsidiary in Australia.

                                             Net Sales

                                       (dollars in thousands)

                        Fiscal 1993                  Fiscal 1994                 Fiscal 1995
                  -----------------------      ------------------------     -------------------------
                    Sales      Sales  Co.        Sales     Sales   Co.        Sales     Sales   Co.
                      $          %     %           $         %      %           $         %      %
 Saucony
  Domestic        $  64,836     81%           $ 53,939     71%             $  47,040     67%
  International      14,740     19%             22,420     29%                23,628     33%
                  ---------  ------           ---------   ----             ---------
  Total           $  79,576    100%   77%     $ 76,359    100%     71%     $  70,668    100%    69%

 Brookfield
  Domestic        $  16,094     84%           $ 19,699     80%             $  18,737    78%
  International       3,160     16%              4,824     20%                 5,277    22%
                  ---------  ------          ---------   ----              ---------    ---
  Total           $  19,254    100%   18%     $ 24,523    100%     23%     $  24,014    100%   23%

 Other            $   4,905            5%     $  6,696              6%         7,881            8%
                  ---------          ----     --------            ----     ---------          ----

 Grand Total      $ 103,735          100%     $107,578            100%     $ 102,563          100%
                  =========          ====     ========            ====     ==========         ====

SAUCONY BRAND. The Company sells quality running, cross training, walking, and outdoor trail shoes for adults under the Saucony brand name, which has been marketed in the United States for over 25 years. The Company assembles most of its Saucony footwear sold in the United States at its manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. The Company believes that assembly at its Bangor facility assists in timely and flexible product delivery in the domestic market. According to ASD/Target Research, Inc., an independent market research organization ("ASD/Target Research"), the Company ranked fifth in sales of running shoes in the United States during 1995. In addition, according to ASD/Target Research, the Company's market share of running shoes sold in the United States was 7.0% in 1995. The Company believes that a high percentage of purchasers of Saucony brand footwear buy such products for athletic uses and that such consumers have greater brand loyalty than athletic shoe purchasers who buy for casual wear purposes. The Company has several product offerings within each of the Saucony brand categories which have different designs and features, resulting in different cushioning, stability, support characteristics and prices.

The Company builds its Saucony shoes with a high level of technological performance characteristics to appeal to athletic users. As a result of the Company's application of biomechanical technology in the design process, the Company believes that its Saucony shoes have a distinctive "fit and feel" that is attractive to athletic users. A key element in the design of Saucony shoes is an anatomically correct toe and heel configuration that provides support and comfort throughout the human gait cycle for the particular activity for which the shoe is designed.

Many of the Company's top of the line running and other athletic shoes incorporate the Company's G.R.I.D. ("Ground Reaction Inertia Device") System, an innovative midsole system that employs molded strings engineered to create a feeling similar to that of the "sweet spot" of a tennis racquet. In contrast with conventional athletic shoe midsoles, the G.R.I.D. System is designed to react to various stress forces differently and thereby simultaneously to maximize shock absorption and minimize rear foot motion. In 1995, the Company introduced the next generation of G.R.I.D. technology into its top of the line shoes and incorporated the current G.R.I.D. System into its Saucony Jazz running shoes, the Company's most popular shoes.

The Company designs and markets separate lines for men and women within most Saucony product categories. The Company currently sells approximately the same percentage of Saucony shoes to men and women. The suggested domestic retail prices for most Saucony footwear products are in the range of $50 to $85 per pair, with the Company's top of the line running shoes having suggested domestic retail prices of up to $135 per pair.

The Company designs its Saucony cross training, walking and outdoor trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony running shoes. Currently, the Company's most popular non-running athletic shoe is a women's traditional white leather walking shoe.

The Company believes that a line of athletic apparel bearing the Saucony name is supportive of its athletic footwear products and enhances the visibility of the Saucony brand. Accordingly, the Company has licensed the Saucony name for the United States market to the Bangor Trading Company of Chula Vista, California, for use in connection with a line of sporting apparel. The Bangor Trading Company introduced these apparel products into the performance athletic apparel market in 1993.

BROOKFIELD PRODUCTS. The Company markets a full range of recreational and dedicated enthusiast sports products that provide "Outdoor Fun For Kids." The principal products in this category includes moderately priced roller skates, roller hockey skates and in-line skates for children and young adults. Other products include protective accessories, such as wrist, elbow and knee pads. These products are sold through mass merchant, toy and sporting goods departments and, in some cases, through free-standing sporting goods outlets.

These products are sold both under names owned by the Company, including the "Brookfield," "Hyde," and "Spot-Bilt" names, and also under brand names licensed from third parties, including Mattel, Inc., Hasbro, Inc., Franklin Sports, Inc., Spalding, Inc. and the Walt Disney Company. Licensed brands include such recognizable names as Barbie, Playskool, Nerf, Spalding and Topflite, as well as Mickey and Minnie.

The Company's strategy for licensed products is to offer categories and families of products under well known trademarks and children's characters that distinguish its products from those of its competition. The Company believes use of these licensed brand names enables it to leverage established consumer awareness created by licensor-implemented national and international advertising and promotional programs.

OTHER SALES

SPOT-BILT BRAND. The Company offers Spot-Bilt shoes for coaches and officials through the distribution channels for its Saucony brand shoes. In addition, the Company has licensed the Spot-Bilt name to a company that distributes youth team field sport shoes under this name. (See Note 3 of Notes to Consolidated Financial Statements).

QUINTANA ROO. The Company manufactures and distributes the Quintana Roo line of triathlon bicycles, road bicycles, mountain bicycles and wet suits.

FACTORY OUTLET STORES. The Company operates six retail factory outlet stores. To avoid competing against its customers' retail outlets, the Company generally limits the products offered at these stores to products with cosmetic defects, products which have been discontinued and certain slow-moving products. The Company sells Saucony, Brookfield and Spot-Bilt products at these outlets, as well as athletic goods of third parties, such as athletic clothing and accessories.

AUSTRALIAN PRODUCTS. The Company's Australian subsidiary holds the exclusive license to distribute various non-Hyde products throughout Australia.

PRODUCT DEVELOPMENT

The Company believes that the technical performance (i.e., comfort, support and stability experienced by the athlete) of its Saucony footwear is important to purchasers of its products. The Company uses consulting services of such professionals as podiatrists, orthopedists, athletes, trainers and coaches as part of its Saucony product development program. In developing Brookfield products, the Company focuses both on comfort and on the color, graphics and design of the product and the product packaging. The Company maintains a staff of 25 persons located in Peabody, Massachusetts and Taiwan to undertake continuing product development and design. Product development work also is performed for the Company by its suppliers at their overseas facilities. During the years ended January 5, 1996, December 30, 1994, and December 31, 1993, the Company expended $1,851,000, $1,296,000, and $1,386,000, respectively, in connection with its product development programs.

SALES AND MARKETING

SAUCONY BRAND. The Company's Saucony athletic footwear products are sold at more than 5,000 retail outlets in the United States, primarily higher-end, full margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. Retail outlets include Foot Locker/Lady Foot Locker, Athlete's Foot, Nordstrom's, Road Runner's Sport, Sport Mart and United Merchandising. With the exception of certain specified "house accounts" handled directly by the Company, the Company sells its athletic footwear products in the United States through 10 independent manufacturer's representatives, whose organizations employ approximately 50 individual sales representatives. Company sales personnel directly service a limited number of specified house accounts and sell to a number of national accounts on a joint basis with the Company's independent representatives.

The Company sells its Saucony products outside the United States through 22 distributors located throughout the world, including joint venture subsidiaries in which the Company holds controlling interests located in the Netherlands (which holds the distribution rights to the Company's Saucony products in the Benelux countries), Australia, Germany and Canada, and through a branch office in the United Kingdom. In 1994, the Company formed a German subsidiary, Saucony Deutschland Vertriebs GmbH, to provide additional sales and marketing support in Europe and to undertake sales and marketing of Saucony products in Germany. The primary overseas markets for the Company's Saucony products are Europe and Australia.

To accommodate its customers' requirements and plan for its own product needs, the Company employs a futures orders program for its Saucony products under which the Company takes orders well in advance of the selling season for a particular product and commits to ship the product to the customer in time for the selling season. The Company affords customers price discounts and extended payment terms in respect of such advance orders. The Company generally requires payment at the time that the selling season ends, which increases the Company's working capital requirements.

The Company engages in various advertising and promotional programs for its Saucony products. The principal media used by the Company as part of its advertising and promotional programs are magazines, with a particular focus on athletic and fitness magazines. The Company also uses radio and regional television advertising. To heighten its brand presence in retail outlets, the Company emphasizes account specific in-store promotions of its Saucony products, such as holding special events, providing consumers with a gift upon the purchase of specified products and employee contests. Also to heighten brand awareness, the Company frequently employs grass roots promotional activities, such as its "Walking Club" and "Extra Mile Club" promotions. In addition, the Company promotes its products on a limited basis through product endorsements by athletes and sponsorship of sporting events.

Although most of the Company's advertising and promotional programs for its Saucony brand are directed towards ultimate consumers, the Company promotes these products to the trade through attendance at trade shows and similar events. The Company employs an advertising program under which it reimburses participating retailers for a portion of the costs incurred by such retailers in advertising the Company's Saucony products.

BROOKFIELD PRODUCTS. The Company's Brookfield products are sold to retail purchasers primarily through leading mass merchandisers, toy chains and wholesale clubs. Retailers of Brookfield products include Sam's Wholesale Club, Service Merchandise, Target and Toys "R" Us. The Company sells its Brookfield products to these retailers in the United States primarily through nine multi-line independent manufacturers representative agencies. Company sales personnel directly service a limited number of specified house accounts for Brookfield products and sell jointly with the Company's independent representatives to a limited number of national accounts. The Company has begun to expand sales of its Brookfield products in international markets and at the end of 1995 was selling its products in 32 foreign countries.

The Company directs most of its advertising and promotional efforts for Brookfield products towards the trade through attendance at trade shows and similar events. The Company also employs an advertising program under which it reimburses participating retailers for a portion of the costs incurred by such retailers in advertising Brookfield products.

BACKLOG; SEASONALITY; DISTRIBUTION. The Company's backlog of unfilled orders was approximately $34,727,000 at January 5, 1996 and $31,415,000 at December 30, 1994. The Company expects that all of its backlog at January 5, 1996 will be shipped in fiscal 1996. While the Company has not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

Although sales of different products of the Company are subject to seasonality, the Company as a whole is not subject to significant seasonality in its product sales because of the different selling seasons for various products. The Company distributes its products through its warehouses in Peabody and Brookfield, Massachusetts, as well as through independent warehouse facilities located throughout the world.

For information about the Company's foreign operations and export sales, see
Note 13 of Notes to Consolidated Financial Statements.

MANUFACTURING

The Company assembles most of its domestically sold Saucony footwear at the Company's manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. Independent overseas manufacturers produce the balance of the Company's Saucony products and all of the Company's Brookfield and Spot-Bilt products.

The overseas manufacturers that supply products and product components to the Company are located in the Far East, primarily in China, but also in Taiwan and Thailand. The Company seeks to develop additional overseas manufacturing sources from time to time, both to increase its sourcing capacity and to obtain alternative sources of supply. All products and components produced by foreign suppliers are manufactured in accordance with product specifications furnished by the Company. The Company carefully monitors foreign manufacturing operations and imported products and components to assure compliance with the Company's design, production and quality requirements.

The number of foreign suppliers and the percentage of the Company's total foreign production requirements produced by each such supplier vary from time to time. During fiscal 1995, the Company purchased products from 16 overseas suppliers. One of such suppliers, located in China, accounted for approximately 31% of the Company's total overseas purchases by dollar volume.

The Company is subject to the usual risks of a business involving foreign suppliers, such as government regulation of fund transfers, export and import duties and political and labor instability. The Company has not been materially affected by any of these factors to date. Substantially all purchases from foreign suppliers to date have been denominated in United States dollars in order to reduce the Company's risk from currency fluctuations.

Although the Company has no long-term manufacturing agreements with its overseas suppliers and competes with other athletic shoe and recreational product companies (including companies that are much larger than the Company) for access to production facilities, management believes that the Company's relationships with its footwear and other suppliers are strong and that it has the ability to develop, over time, alternative sources in various countries for footwear, footwear components and other products obtained from its current suppliers. However, in the event of a supply interruption, the Company's operations could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative sources of supply.

Raw materials required for the manufacture of the Company's products, including leather, rubber, nylon and other fabrics, are generally available in the country in which the products are manufactured. The Company and its suppliers have not experienced any difficulty in satisfying their raw material needs to date.

TRADE POLICY

The Company's practice of sourcing products and components overseas, with subsequent importation into the United States, exposes it to possible product supply disruptions and increased costs in the event of actions by United States or foreign government agencies adverse to continued trade or the enactment of legislation that restricts trade. For example, during the Reagan and Bush Administrations, on several occasions Congress passed bills that would have restricted footwear imports into the United States, but such legislation was vetoed.

The Company imports a significant amount of its products and product components from China. The United States provides China with most-favored-nation ("MFN") status, allowing China to receive the same tariff treatment that the United States extends to its "most favored" trading partners. Notwithstanding this current policy, Congress could seek to revoke MFN for China, or condition its renewal on factors such as China's human rights record.

The administration of existing U.S. trade laws can also create adverse consequences for trade with the Company's suppliers. In particular, under
Section 301 of the Trade Act of 1974, as well as "Special 301" and "Super 301," the Office of the United States Trade Representative ("USTR") can retaliate against certain unfair foreign trading practices. For example, in early 1995 such retaliation almost occurred against China in a Special 301 investigation of China's intellectual property regime. However, on February 26, 1995, the United States and China reached an agreement in this Special 301 investigation, avoiding the scheduled imposition of increased tariffs by the United States on certain products imported from China, including certain footwear products. This bilateral agreement has extensive compliance features, and China's compliance with this agreement is currently under review by U.S. trade officials. The Company is unable to predict whether USTR may decide in the future to impose sanctions or take other actions against China under this agreement. Also, U.S./ China foreign relations have been contentious in the recent past, and the Company cannot predict whether this tension will interfere with the ability of the Company to import products from China in the future.

In addition, USTR has identified certain of the Asian countries in which the Company's suppliers are located as having various foreign trade barriers. As a result of these or other unfair trade practices as identified by USTR, such countries could be subject to possible retaliation by the United States under Super or regular Section 301 authority.

The Company is unable to predict whether additional U.S. customs duties, quotas or other restrictions may be imposed in the future upon the importation of its products and/or components as a result of any of the matters discussed above, or because of similar U.S. or foreign government actions. Such action could result in increases in the costs of imported footwear, footwear components or other Company products generally, or limitations on the Company's ability to import footwear, footwear components or such other products into the United States. Such occurrences might adversely affect the sales or profitability of the Company, possibly materially.

COMPETITION

Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well known brands and financial resources substantially greater than those of the Company. The principal competitors for the Company's Saucony products are Nike, Reebok, New Balance and ASICS. The principal competitors for the Company's Brookfield products are Variflex, Roller Derby, Blade Runner and Fisher-Price. The Company believes that the key competitive factors as to both its Saucony and Brookfield products are styling, durability, product identification through promotion, brand awareness and price. Technical performance is also an important competitive factor with respect to the Company's Saucony products, and name identification is an important competitive factor with respect to the Company's licensed Brookfield products. Customer support services and E.D.I. (Electronic Data Interchange) are also significant factors. The Company believes that it is competitive in all of these areas.

TRADEMARKS

The Company utilizes trademarks on nearly all of its products and believes that having distinctive marks is an important factor in marketing its goods. The Company has federally registered its Saucony, Spot-Bilt, Hyde, G.R.I.D., and Quintana Roo marks, among others, in the United States. The Company has also registered some of these marks in a number of foreign countries, including countries in Europe, the Far East, and North, Central and South America. Although the Company is engaged in a foreign trademark registration program for selected marks, no assurance can be given that it will be able to register or use such marks in each foreign country in which registration is sought. The Company also obtains licenses on a royalty-bearing basis to various marks from third parties from time to time, generally for two- to three-year periods. The Company currently uses Barbie, Playskool, Franklin and other marks in connection with sales of its Brookfield products.

Although the Company has usually been able to renew its licenses upon expiration, there can be no assurance that it will be able to do so in the future. The loss by the Company of its license for the Barbie and Spalding marks could have a material adverse effect on the Company's consolidated financial position and results of operations. In addition, one or more of the Company's licensed tradenames or likenesses may decline in popularity.


EMPLOYEES

At January 5, 1996, the Company employed approximately 362 people worldwide, of whom approximately 128 worked at the Company's manufacturing plant in Bangor, Maine, approximately 30 worked in the Company's Peabody, Massachusetts, warehouse, approximately 20 were sales and marketing personnel, approximately 20 were executive and finance personnel, approximately 25 were product development and design personnel, and the remainder were involved in various other aspects of the Company's business. The Company employs approximately 67 people at several international locations. The Company believes that its employee relations are excellent. The Company has never experienced a strike or other work stoppage. Approximately 23 employees in the Company's Peabody warehouse were represented by a union at January 5, 1996. None of the Company's other employees is represented by a union or subject to a collective bargaining agreement.


ITEM 2 - PROPERTIES

The Company's general and executive offices and its main warehouse facility are located in Peabody, Massachusetts, and are owned by the Company. This facility consists of approximately 175,000 square feet, of which 145,000 square feet is warehouse space.

The Company owns a factory in Bangor, Maine, containing approximately 82,000 square feet of space, substantially all of which is used for the manufacture of the Company's Saucony running shoes, mostly with imported components. The Company also owns a retail store in Bangor, containing approximately 3,000 square feet of space, and a warehouse in East Brookfield, Massachusetts, containing approximately 100,000 square feet. The Company's Australian subsidiary owns an office and warehouse facility in St. Peters, Australia, containing approximately 15,000 square feet.


ITEM 3 - LEGAL PROCEEDINGS

On May 25, 1988, Stuart Meyers brought suit against the Company in the United States District Court for the District of Massachusetts. On October 12, 1988, the suit was consolidated with four other cases as a multi-district panel litigation matter with discovery and related proceedings in the United States District Court for the Southern District of New York. Defendants in other cases included several retailers of footwear, including at least one customer of the Company, as well as other manufacturers. The suit against the Company's customer was filed on November 2, 1987 in the United States District Court for the Southern District of New York. These civil actions involve allegations by the plaintiff that the Company as well as the other defendants in the litigation, who are major manufacturers and distributors of athletic footwear, have made and sold footwear within the scope of several patents held and owned by the plaintiff. Two patents are alleged to be infringed by the Company, while others are alleged to infringe three patents. The plaintiff sought to enjoin the Company from further alleged infringements of his patents and for treble damages for the alleged past infringements. The District Court dismissed the complaints pursuant to the grant of motions for summary judgment filed on behalf of the various defendants. The plaintiff filed an appeal in the Court of Appeals for the Federal Circuit, which rendered a judgment against Meyers, holding Meyers' three patents invalid. On reconsideration, the Court of Appeals revised its order with slight modifications.

A subsidiary of the Company, Saucony Shoe Manufacturing Co., Inc. ("SSM"), was named as a third-party defendant in the case of United States v. Atlas Minerals and Chemicals, et al., which was filed on August 9, 1991 in the United States District Court for the Eastern District of Pennsylvania asserting liability under the Comprehensive Environmental Response Compensation and Liability Act for the remediation of hazardous substances contamination at a landfill in Pennsylvania. The United States and the original defendants in this case entered into a settlement agreement under which the original defendants will conduct or pay for future remedial actions at the landfill, and reimburse the United States for certain past response costs. The United States and the original defendants estimated these remedial actions and response costs at approximately $23 million. The original defendants had initiated third-party actions against approximately 40 parties, including SSM, seeking reimbursement or contribution as to these costs. SSM conducted manufacturing operations from 1968 to 1983, at which time it was phased out of business. On August 25, 1995, the court issued an opinion and judgment, holding certain parties in the case jointly and severally liable for response costs which had been and will be incurred, and determined the equitable share of each liable party. The court determined that SSM's equitable share of response costs was $89,370, or 0.44% of the total costs. Should the estimated response costs rise, or should one or more liable parties fail to satisfy the judgments against them, SSM's obligation would increase. Payment of SSM's obligation is expected to occur over a number of years. One of the parties to the case has appealed the court's decision, and that appeal is now pending.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers of the Company are as follows:

      Name                     Age                Position
  --------------             ------           ---------------

John H. Fisher                 48         President, Chief  Executive Officer
                                          and Director


Charles A. Gottesman           45         Executive Vice President,
                                          Chief Operating Officer, Treasurer
                                          and Director


Wolfgang Schweim               44         President, Saucony Athletic Footwear
                                          Division


James A. Buchanan              49         President and General Manager of
                                          Brookfield Athletic Co., Inc. and
                                          Director


Roger P. Deschenes             37         Controller and Chief Accounting
                                          Officer


Kenneth W. Graham              42         Vice President,
                                          Research & Development/Manufacturing


Daniel J. Horgan               40         Vice President, Operations



John H. Fisher became Chief Executive Officer of the Company in 1991. He was elected President and Chief Operating Officer in 1985 after having served as Executive Vice President from 1981 to 1985 and as Vice President, Sales from 1979 and 1981. Mr. Fisher is a member of the World Federation of Sporting Goods Industries, is the former Chairman of the Athletic Footwear Council of the Sporting Goods Manufacturers Association, and is a member of various civic associations. Mr. Fisher became a director in 1980.

Charles A. Gottesman has served as Executive Vice President and Chief Operating Officer of the Company since 1992, and served as Executive Vice President, Finance from 1989 to 1992, Senior Vice President from 1987 to 1989, Vice President from 1985 to 1987, and Treasurer since 1983. Mr. Gottesman became a director in 1983 and is the brother-in-law of John H. Fisher.

Wolfgang Schweim became President of the Company's Saucony Athletic Footwear Division in June 1994. From 1993 to 1994, Mr. Schweim served as Managing Director for Saucony Europe. From 1989 to 1993, Mr. Schweim was the German Managing Director and Marketing Sales Manager for Europe at Asics, an athletic shoe manufacturer. Prior to 1989, Mr. Schweim worked in sales and marketing positions with Nike International, Le Coq Sportif and Adidas AG.

James A. Buchanan joined the Company in 1989 as Vice President, Marketing and was promoted to his present position in 1990. From 1985 to 1989, he was President of Marketing Associates International Ltd., a company engaged in the marketing of entertainment products, including the European introduction of the board game Trivial Pursuit. From 1981 to 1985 he was employed by General Mills, Inc., first as Director of Marketing for New Ventures (non-foods) and then as European Marketing Vice President for the General Mills Fun Group. Mr. Buchanan became a director in 1991.

Roger P. Deschenes joined the Company in 1990 as Corporate Accounting Manager and was promoted to Controller and Chief Accounting Officer in October 1995. He was employed at Allen-Bradley, a manufacturing company, and subsidiary of Rockwell International, from 1987 to 1990 as Financial and Cost Reporting Supervisor. From 1986 to 1987, Mr. Deschenes was employed at Rule Industries, Inc., a manufacturing firm, as Accounting Manager. Mr. Deschenes is a Certified Management Accountant.

Kenneth W. Graham joined the Company in 1984 as Manager of Research and Development. In 1986, Mr. Graham was promoted to Vice President, Research and Development and in 1991 he became Vice President, Research and Development/Manufacturing. Prior to joining the Company, Mr. Graham worked for seven years with New Balance Athletic Shoes Corporation.

Daniel J. Horgan became Vice President of Operations in September 1995 after serving as Senior Director of Operations from September 1994 to September 1995. He joined the Company in 1982 as Manager of Import and Export Operations and has served as Product Procurement and Distribution Manager and Director of International Trade for the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock and Class B Common Stock Trade on the Nasdaq National Market System under the symbols "HYDEA" and "HYDEB", respectively. The following table sets forth, for the periods indicated, the actual high and low sales prices per share of the Class A Common Stock and the Class B Common Stock as reported by the Nasdaq National Market.

                                                      Class A                   Class B
                                                   Common Stock               Common Stock
                                                High         Low            High         Low
                                                ----         ---            ----         ---
    Fiscal Year ended January 5, 1996
    First Quarter                             $  5-1/2     $  4-5/8       $  5-1/2     $  4-5/8
    Second Quarter                               5-1/2            4          5-1/8        3-7/8
    Third Quarter                                5-1/4            4              5            4
    Fourth Quarter                               5-1/4        3-5/8          4-5/8        3-5/8


    Fiscal Year ended December 30, 1994
    First Quarter                             $      8     $  5-1/4       $  7-3/8     $  5-1/4
    Second Quarter                                   6        4-3/4              6            5
    Third Quarter                                6-1/2        4-1/2          6-1/2        4-1/4
    Fourth Quarter                               6-1/2        4-3/4              6        4-3/4


There were 436 and 422 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 25, 1996.

The Company does not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business. The Company's note agreement with an insurance company contains certain covenants restricting the cash dividends which may be paid by the Company. As of January 5, 1996, approximately $10,555,000 was available for payment of cash dividends under the terms of these covenants. Additionally, the Company's credit facility agreement with two banks further restricts the payment or declaration of any dividend or other distributions to stockholders, in money or property, except in shares of its own Common Stock. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA
Selected Income Statement Data

                                         Year Ended      Year Ended      Year Ended     Year Ended       Year Ended
                                          January 5,     December 30,    December 31,    January 1,       January 3,
                                            1996            1994            1993           1993             1992
                                       -------------  ---------------  --------------  --------------   --------------
Net sales                               $102,562,755    $107,577,873    $103,735,477     $81,302,002     $57,986,848

Income before interest, income taxes
  nonrecurring charges, minority
  interest and cumulative effect of
  change in accounting principle           3,320,129       6,256,133       9,081,123       7,701,541       3,823,128

Nonrecurring charges(1)                           --              --              --              --         737,500

Minority interest                           (285,820)           8,516        (46,747)       (26,670)              --

Cumulative effect on prior years
  of change in accounting principle (2)           --              --               --      (303,538)              --

Net income                                 1,591,106       2,936,637       4,607,698       3,422,099       1,034,162

Net income per common share(3)                  0.26            0.46            0.76            0.65            0.19

Weighted average number of
  common shares and
  equivalents outstanding (3)              6,239,557       6,437,281       6,074,238       5,238,410       5,333,754


Selected Balance Sheet Data
                                           January 5,     December 30,    December 31,     January 1,      January 3,
                                              1996            1994            1993            1993            1992
                                         --------------- --------------- --------------- --------------- ---------------

Current assets                            $59,190,090     $61,621,756     $58,121,147     $49,032,888     $40,507,779

Current liabilities                        14,728,785      15,657,860      13,372,714      13,417,951       7,094,080

Working capital                            44,461,305      45,963,896      44,748,433      35,614,937      33,413,699

Total assets                               69,471,289      77,082,332      73,693,786      56,691,068      48,614,636

Long-term debt and capitalized
  lease obligations, net of current
  portion                                   4,205,568      11,922,392      12,941,977      10,015,977      12,395,585

Stockholders' equity                       48,365,054      46,754,828      44,709,824      30,868,287      27,116,805
- --------------------------------

(1) During 1991, the Company entered into a settlement agreement to resolve all claims arising out of the Agreement and Plan of Merger with Silvershoe. The Company recognized a non-recurring charge of $737,500 which is included in consolidated net income.

(2) The Company adopted Statement of Financial Accounting Standards 109
    (SFAS No. 109) in fiscal 1992. SFAS No. 109 required initial application of this statement to be reported as a change in accounting principle. Included in 1992 consolidated net income is a charge to earnings of $303,538 or $.06 per share of Common Stock, reflecting the cumulative effect of adopting SFAS No. 109.

(3) See Notes 1 and 10 of the Notes to Consolidated Financial Statements regarding restatement to reflect stock dividend.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Quarterly Financial Results

The following table sets forth certain unaudited quarterly financial data of the Company for each of the four fiscal quarters in each of fiscal 1995, 1994 and 1993. The Company believes that this information has been prepared on the same basis as the audited Consolidated Financial Statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the audited Consolidated Financial Statements and the Notes thereto.

                                                        Quarters Ended
                                                          (Unaudited)
                                   March 31,        June 30,       September 29,    January 5,
                                     1995             1995             1995            1996
                                --------------  ---------------  ---------------  -------------
STATEMENT OF INCOME DATA:
Saucony
  Domestic                      $  16,146,371   $    12,777,890  $     9,958,877  $   8,156,455
  International                     7,145,958         5,775,849        5,487,042      5,219,465
                                -------------   ---------------  ---------------  -------------
    Saucony Total                  23,292,329        18,553,739       15,445,919     13,375,920
                                -------------   ---------------  ---------------  -------------

Brookfield
  Domestic                          4,090,634         3,933,322        6,215,743      4,497,599
  International                       632,771         1,181,895       1,929,266       1,533,042
                                -------------   ---------------  --------------   -------------
    Brookfield Total                4,723,405         5,115,217        8,145,009      6,030,641
                                -------------   ---------------  ---------------  -------------

Other                               2,222,167         1,744,781        2,058,338     1,855,290
                                -------------   ---------------  ---------------  -------------
Net sales                          30,237,901        25,413,737       25,649,266     21,261,851
Other income                          126,221           859,868          383,692        146,078
                                -------------   ---------------  ---------------  -------------

Total revenue                      30,364,122        26,273,605       26,032,958     21,407,929
                                -------------   ---------------  ---------------  -------------

Costs and expenses
  Cost of sales                    20,376,734        17,380,076       17,464,091     15,639,920
   Selling expenses                 4,860,525         4,361,712        4,419,572      3,045,334
  General and administrative
    expenses                        3,617,505         3,034,023        3,356,192      3,202,801
  Interest expense                    435,168           311,463          228,306        324,921
                                -------------   ---------------  ---------------  -------------

    Total costs and expenses       29,289,932        25,087,274       25,468,161     22,212,976
                                -------------   ---------------  ---------------  -------------

Income (loss) before income
  taxes and minority interest       1,074,190         1,186,331          564,797       (805,047)

Provision (benefit) for
 income taxes                         417,103           460,844          220,581       (383,543)

Minority interest in income (loss)
of consolidated subsidiaries           28,148          (113,550)          24,808       (225,226)
                                -------------   ---------------  ---------------  --------------

Net income (loss)               $     628,939   $       839,037  $       319,408  $    (196,278)
                                =============   ===============  ===============  ==============

Per share amounts:
  Net income (loss)                     $0.10             $0.13            $0.05         $(0.03)
                                        =====            ======            =====         ========

Weighted average common shares
  and equivalents outstanding       6,252,746         6,245,913      6,231,606        6,228,588
                                =============   ===============   ============    =============

SELECTED QUARTERLY FINANCIAL RESULTS

Statement of Income Data as a Percentage of Net Sales:

                                                           Quarters Ended
                                                             (Unaudited)

STATEMENT OF INCOME DATA:              March 31,       June 30,        Sept. 29,       Jan. 5,
                                         1995            1995            1995           1996
                                    --------------  --------------   -------------  ------------
Saucony
  Domestic                               53.4%            50.3%          38.8%          38.4%
  International                          23.6%            22.7%          21.4%          24.5%
                                         -----            -----          -----          -----
    Saucony Total                        77.0%            73.0%          60.2%          62.9%

Brookfield
  Domestic                               13.5%            15.5%          24.3%          21.2%
  International                           2.1%             4.6%           7.5%           7.2%
                                        ------           ------         ------        -------
    Brookfield Total                     15.6%            20.1%          31.8%          28.4%

Other                                     7.4%             6.9%           8.0%           8.7%
                                        ------           ------         ------        -------

Net sales                               100.0%           100.0%         100.0%         100.0%

Other income                              0.5%             3.4%           1.5%           0.7%
                                        ------           ------         ------         ------

Total revenue                           100.5%           103.4%         101.5%         100.7%
                                        ------           ------         ------         ------

Costs and expenses

  Cost of sales                          67.4%            68.4%          68.1%          73.6%
  Selling expenses                       16.1%            17.2%          17.2%          14.3%
  General and administrative
    expenses                             12.0%            11.9%          13.1%          15.1%
  Interest expense                        1.4%             1.2%           0.9%           1.5%
                                        ------          -------         ------         ------

    Total costs and expenses             96.9%            98.7%          99.3%         104.5%
                                        ------          -------         ------         ------

Income (loss) before taxes and
  minority interest                       3.6%             4.7%           2.2%          (3.8%)

Provision (benefit) for income taxes      1.4%             1.8%           0.9%          (1.8%)

Minority interest in income
  (loss) of consolidated
  subsidiaries                            0.1%            (0.4%)          0.1%          (1.1%)
                                        ------          -------        -------          ------

Net income (loss)                         2.1%             3.3%           1.2%          (0.9%)
                                        ======          =======        =======          ======

STATEMENT OF INCOME DATA:

                                                          Quarters Ended
                                                            (Unaudited)
                                   April 1,         July 1,      Sept. 30,        Dec. 30,
                                     1994            1994          1994             1994
                                    -------         -------       -------          -------
Saucony
  Domestic                      $14,754,713      $14,153,824    $13,580,430    $11,450,127
  International                   6,025,409        3,679,950      5,847,618      6,867,348
                              -------------    -------------  -------------  -------------
    Saucony Total                20,780,122       17,833,774     19,428,048     18,317,475
                               ------------     ------------   ------------   ------------

Brookfield
  Domestic                        3,449,622        4,640,359      3,818,867      7,789,835
  International                     253,649          683,519      2,329,573      1,557,237
                                -----------    -------------  -------------   ------------
    Brookfield Total              3,703,271        5,323,878      6,148,440      9,347,072
                                -----------    -------------  -------------   ------------

Other                             1,630,817        1,587,163      1,876,050      1,601,763
                                -----------    -------------  -------------   ------------

Net sales                        26,114,210       24,744,815     27,452,538     29,266,310

Other income                        129,850          240,981        379,591        558,028
                                -----------   -------------- --------------  -------------

Total revenue                    26,244,060       24,985,796     27,832,129     29,824,338
                                -----------     ------------   ------------    -----------

Costs and expenses
  Cost of goods sold             17,779,333       16,879,487     18,156,065     19,678,500
  Selling expenses                4,102,384        4,713,858     4,366,960       4,494,929
  General and administrative
    expenses                      3,093,239        2,924,344      3,418,839      3,022,252
  Interest expense                  371,138          358,138        360,106        390,865
                                -----------      -----------    -----------    -----------

    Total costs and expenses     25,346,094       24,875,827     26,301,970     27,586,546
                                -----------      -----------    -----------    -----------

Income before income taxes
  and minority interest             897,966          109,969      1,530,159      2,237,792

Provision for income taxes          319,229           13,277        532,244        965,983

Minority interest in income
  (loss) of consolidated
  subsidiaries                       61,912          (87,002)        42,449         (8,843)
                                -----------  ---------------  -----------------------------

Net income                      $   516,825      $   183,694    $   955,466    $ 1,280,652
                                ===========      ===========    ===========    ===========

Per share amounts:

Net income                            $0.08            $0.03          $0.15          $0.20
                                ===========   ==============  ============= ==============

Weighted average common
  shares and equivalents
  outstanding                     6,501,071        6,457,466      6,423,956      6,333,950
                                 ----------       ----------     ----------     ----------

SELECTED QUARTERLY FINANCIAL RESULTS

Statement of Income Data as a Percentage of Net Sales:


                                                   Quarters Ended
                                                     (Unaudited)
                                   April 1,     July 1,     Sept. 30,   Dec. 30,
                                     1994        1994         1994         1994
                                   --------     -------     -------     --------
Saucony
  Domestic                           56.5%        57.2%       49.5%       39.1%
  International                      23.1%        14.9%       21.3%       23.5%
                                   -------      -------     -------     -------
    Saucony Total                    79.6%        72.1%       70.8%       62.6%
                                   -------      -------     -------     -------

Brookfield
  Domestic                           13.2%        18.8%       13.9%       26.6%
  International                       1.0%         2.7%        8.5%        5.3%
                                   -------      -------     -------     -------
    Brookfield Total                 14.2%        21.5%       22.4%       31.9%
                                   -------      -------     -------     -------

Other                                 6.2%         6.4%        6.8%        5.5%
                                   -------      -------     -------     -------

Net sales                           100.0%       100.0%      100.0%      100.0%

Other income                          0.4%         0.9%        1.4%        1.8%
                                   -------      -------     -------     -------

Total revenue                       100.4%       100.9%      101.4%      101.8%
                                   -------      -------     -------     -------

Costs and expenses

  Cost of goods sold                 68.1%        68.2%       66.1%       67.2%
  Selling expenses                   15.7%        19.0%       16.0%       15.0%
  General and administrative
    expenses                         11.8%        11.8%       12.4%       10.7%
  Interest expense                    1.4%         1.4%        1.3%        1.3%
                                   -------      -------     -------     -------

    Total costs and expenses         97.0%       100.4%       95.8%       94.2%
                                   -------      -------     -------     -------

Income before taxes and
  minority interest                   3.4%         0.5%        5.6%        7.6%

Provision for income taxes            1.2%         0.1%        1.9%        3.3%

Minority interest in income
  (loss) of consolidated
  subsidiaries                        0.2%        (0.4%)       0.2%        0.0%
                                   -------      --------    -------     -------

Net income                            2.0%         0.8%        3.5%        4.3%
                                   =======      =======     =======     =======

SELECTED QUARTERLY FINANCIAL RESULTS

Statement of Income Data:

                                                     Quarters Ended
                                                       (Unaudited)
                                 April  2,       July 2,        Oct. 1,         Dec. 31,
                                   1993           1993           1993             1993
                                 --------       --------       --------         --------
Saucony
  Domestic                     $ 21,186,773   $ 18,294,845   $ 16,066,266   $  9,288,402
  International                   2,822,587      3,213,964      4,776,137      3,927,478
                               ------------   ------------   ------------   ------------
    Saucony Total                24,009,360     21,508,809     20,842,403     13,215,880
                               ------------   ------------   ------------   ------------

Brookfield
  Domestic                        3,657,024      3,725,655      2,950,330      5,760,693
  International                     530,089      1,047,489        998,885        583,574
                               ------------   ------------   ------------   ------------
    Brookfield Total              4,187,113      4,773,144      3,949,215      6,344,267
                               ------------   ------------   ------------   ------------

Other                               929,451      1,108,878      1,113,289      1,753,668
                               ------------   ------------   ------------   ------------

Net sales                        29,125,924     27,390,831     25,904,907     21,313,815

Other income                        483,141        242,088        437,458        910,921
                               ------------   ------------   ------------   ------------

Total revenue                    29,609,065     27,632,919     26,342,365     22,224,736
                               ------------   ------------   ------------   ------------

Costs and expenses

  Cost of goods sold             20,356,052     18,235,365     17,235,069     15,282,662
   Selling expenses               3,604,039      4,072,363      3,169,737      4,207,719
  General and administrative
    expenses                      2,908,807      2,895,759      2,670,174      2,090,216
  Interest expense                  345,498        300,290        263,499        423,276
                               ------------   ------------   ------------   ------------

    Total costs and expenses     27,214,396     25,503,777     23,338,479     22,003,873
                               ------------   ------------   ------------   ------------

Income before income taxes
  and minority interest           2,394,669      2,129,142      3,003,886        220,863

Provision for income taxes          974,461        888,255      1,218,593        106,300

Minority interest in income
  (loss) of consolidated
  subsidiaries                       44,464         43,975         20,554       (155,740)
                               ------------   ------------   ------------   ------------

Net income                     $  1,375,744   $  1,196,912   $  1,764,739   $    270,303
                               ============   ============   ============   ============

Per share amounts:

Net income                     $       0.26   $       0.21   $       0.27   $       0.04
                               ============   ============   ============   ============

Weighted average common
  shares and equivalents
  outstanding                     5,384,798      5,737,383      6,636,151      6,553,671
                               ------------   ------------   ------------   ------------

SELECTED QUARTERLY FINANCIAL RESULTS

Statement of Income Data as a Percentage of Net Sales:


                                                 Quarters Ended
                                                   (Unaudited)
                                     April  2,   July 2,    Oct. 1,    Dec. 31,
                                       1993       1993       1993       1993
                                      -------   -------     -------    --------

Saucony
  Domestic                              72.7%      66.8%      62.0%      43.6%
  International                          9.7%      11.7%      18.5%      18.4%
                                        -----      -----      -----      -----
    Saucony Total                       82.4%      78.5%      80.5%      62.0%
                                        -----      -----      -----      -----

Brookfield
  Domestic                              12.6%      13.6%      11.4%      27.0%
  International                          1.8%       3.9%       3.8%       2.8%
                                        -----      -----      -----      -----
    Brookfield Total                    14.4%      17.5%      15.2%      29.8%
                                        -----      -----      -----      -----

Other                                    3.2%       4.0%       4.3%       8.2%
                                        -----      -----      -----      -----

Net sales                              100.0%     100.0%     100.0%     100.0%

Other income                             1.7%       0.9%       1.6%       4.3%
                                        -----      -----      -----      -----

Total revenue                          101.7%     100.9%     101.6%     104.3%
                                        -----      -----      -----      -----

Costs and expenses

  Cost of goods sold                    69.8%      66.5%      66.5%      71.7%
  Selling expenses                      12.4%      14.9%      12.2%      19.7%
  General and administrative
    expenses                            10.0%      10.6%      10.3%       9.8%
  Interest expense                       1.2%       1.1%       1.0%       2.0%
                                        -----      -----      -----      -----

    Total costs and expenses            93.4%      93.1%      90.0%     103.2%
                                        -----      -----      -----      -----

Income before taxes and
  minority interest                      8.3%       7.8%      11.6%       1.1%

Provision for income taxes               3.3%       3.2%       4.7%       0.5%

Minority interest in income
  (loss) of consolidated
  subsidiaries                           0.2%       0.2%       0.1%      (0.7%)
                                        -----      -----      -----      -----

Net income                               4.8%       4.4%       6.8%       1.3%
                                        =====      =====      =====      =====

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

FISCAL 1995 COMPARED TO FISCAL 1994

The Company's net sales decreased 4.7% in fiscal 1995 to $102,563,000 from $107,578,000 in fiscal 1994. Net sales of Saucony footwear products decreased 7% in fiscal 1995, reflecting a difficult retail environment, marginal acceptance of certain new product offerings and increasing brand strength of a footwear competitor. These factors resulted in a decrease of domestic net sales of Saucony products of 13% in comparison with the fiscal 1994 level. International sales of Saucony products increased by 5% in fiscal 1995 over the fiscal 1994 level and accounted for 33% of total net sales of Saucony products in 1995 compared with 29% in fiscal 1994. This increase in international net sales of Saucony products reflected market gains from greater unit volume at the Company's foreign subsidiaries. The Company currently distributes its Saucony products in 32 countries.

Net sales of the Company's Brookfield products decreased by 2% in fiscal 1995. Domestic net sales of Brookfield products decreased by 5% in fiscal 1995 primarily as a result of a difficult retail environment at the mass merchant channels of distribution and absence of a promotional roller skate license for the Christmas selling season. International net sales of Brookfield products increased by 9% in fiscal 1995 and accounted for 22% of total net sales of Brookfield products compared to 20% of total net sales of such products in fiscal 1994. The increase in international net sales of Brookfield products was attributable to increased international markets, with penetration in 31 countries in fiscal 1995 compared with 18 countries in fiscal 1994.

The Company's gross margin decreased to 30.9% in fiscal 1995 from 32.6% in fiscal 1994, reflecting decreased gross margins for both Saucony and Brookfield products. The decline in gross margin from sales of Saucony products resulted from a greater proportion of sales of lower priced, lower margin footwear to sales of higher priced, higher margin footwear in fiscal 1994. The decline in gross margin from sales of Brookfield products resulted from a greater ratio of lower margin international product sales to higher margin domestic product sales compared with fiscal 1994. Increased international sales in fiscal 1995 by Brookfield as an OEM manufacturer for certain of its licensors also caused gross margins to contract on some specialty Brookfield product items.

Selling, general and administrative expense increased as a percentage of net sales to 29.2% in fiscal 1995 compared with 28.0% of net sales in fiscal 1994 The increase in selling, general and administrative expenses as a percentage of net sales in fiscal 1995 as compared to fiscal 1994 was due to the decrease in net sales in fiscal 1995 in comparison to fiscal 1994. The absolute decrease in the amount of selling, general and administrative expenses resulted from a reduction in Saucony product advertising and promotional spending of $1,262,000, This decrease was partially offset by increases in selling payroll, tradeshows and administrative expenses to support the Company's new foreign subsidiary in Germany and increased costs associated with the lease of a warehouse in Australia.

Other income increased in fiscal 1995 to $1,516,000 from $1,308,000 in fiscal 1994 as a result of the gain on the sale of the Company's investment in a limited partnership and increased royalty income.

Royalty income increased in fiscal 1995 due to a final payment received under a litigation settlement which amounted to $272,291.

Interest expense decreased in fiscal 1995 by $180,000 as a result of the paydown of corporate debt during fiscal 1995 and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

The provision for income tax declined by $1,116,000 in fiscal 1995 as compared with fiscal 1994 as a result of the decrease in the Company's pretax earnings. The effective tax rate in fiscal 1995 was 35.4% compared with 38.3% in fiscal 1994. This rate reduction was due primarily to the relative effect of fixed tax credits from the Company's tax related investment on lower income before tax for fiscal 1995, as compared with fiscal 1994 and an adjustment to the Company' s tax reserves.


FISCAL 1994 COMPARED TO FISCAL 1993

The Company's net sales increased 3.7% in fiscal 1994 to $107,578,000 from $103,735,000 in fiscal 1993. Net sales of Saucony footwear products decreased by approximately 4.0% in fiscal 1994, reflecting a softer domestic retail sales environment for athletic footwear. However, international net sales of Saucony products increased by approximately 52% in fiscal 1994 and accounted for 29% of total net sales of Saucony products in fiscal 1994 compared to 19% of Saucony net sales in fiscal 1993. This increase in international net sales of Saucony products reflected the additional revenue resulting from ownership of the Company's Australian subsidiary for a full year in fiscal 1994 compared to only six months in fiscal 1993 and increased sales by the Company's other overseas joint venture subsidiaries and international distributors of Saucony products. The Company is seeking to increase the number of international distributors of Saucony products in fiscal 1995.

Net sales of the Company's Brookfield products increased by 27% in fiscal 1994. Domestic net sales of Brookfield products increased 22.0% in fiscal 1994 primarily as a result of increased sales of the Company's Barbie roller skating products and increased sales of in-line roller skates. International net sales of Brookfield products increased by 53% in fiscal 1994 and accounted for 20% of total net sales of Brookfield products in fiscal 1994 compared to 16% of total net sales of such products in fiscal 1993. The increase in international net sales of Brookfield products was attributable to increased international distribution channels, with penetration in 18 countries in fiscal 1994 compared to 9 countries in fiscal 1993. The Company is seeking to increase the number of international distributors of Brookfield products in fiscal 1995.

The Company's gross margin percentage increased to 32.6% in fiscal 1994 from 31.5% in fiscal 1993, reflecting increased gross margins from sales of both Saucony and Brookfield products. The improvement in the gross margin from sales of Saucony products resulted from greater operating efficiencies at the Company's Bangor, Maine manufacturing facility and a change in the Company's Saucony product mix to higher gross margin products. The improvement in the gross margin from sales of Brookfield products was due to increased sales of higher margin Barbie and other licensed products as well as a decrease in product returns. The Company believes the lower product returns resulted, in part, from the use of higher quality components manufactured by new suppliers.

Selling, general and administrative expenses increased by approximately $4,500,000 in fiscal 1994 to 28.0% of net sales from 24.7% of net sales in fiscal 1993. The increase in selling, general and administrative expenses resulted primarily from an increase of approximately $1,400,000 in advertising and promotional expenses for the Company's Saucony products as well as an increase of approximately $1,200,000 in selling expenses related to the Company's expanding Saucony foreign operations. In addition, general and administrative expenses increased by approximately

$1,900,000 in fiscal 1994 as a result of defense costs in connection with an environmental lawsuit, a full year of expenses associated with the Company's Australian subsidiary and increased expenses incurred by the Company's European operations.

Interest expense increased by 11.0% in fiscal 1994 to $1,480,000 or approximately 1.4% of net sales. This increase resulted from increased borrowings by the Company's foreign subsidiaries to support their increased selling and promotional expenses and a full year of interest expense on borrowings incurred in connection with the Company's investment in a limited partnership.

The provision for income tax declined by approximately $1,357,000 in fiscal 1994. This decline is attributable to the decrease in the Company's pretax earnings. The effective tax rate in fiscal 1994 was 38.3% compared to 41.1% in 1993. This rate reduction was due primarily to the Company's tax credit investment which was made in the fourth quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

As of January 5, 1996, the Company's cash and cash equivalents totalled $11,668,000, an increase of $8,319,000 from December 30, 1994. The increase was primarily the result of a decrease in accounts receivable of $6,846,000 and a decrease in inventory of $5,187,000 during fiscal 1995. The decrease in receivables was due to reduced corporate net sales in the fiscal fourth quarter of 1995. The Company's days sales outstanding at the year end fiscal of 1995 remained consistent with fiscal 1994's level of 74 days. The Company's inventory turn ratio decreased to 2.4 turns at the end of fiscal 1995 from 2.7 turns at the end of fiscal 1994. Inventories decreased due to lower inventory requirements.

In fiscal 1995, the Company generated approximately $11,215,000 from operations, expended $1,120,000 for capital expenditures, information technology and other deferred charges, invested $112,000 to form a new subsidiary, expended $77,000 to repurchase shares of the Company's Common Stock, reduced long-term debt and other long-term commitments by $2,920,000 and received $1,335,000 in cash as the result of the sale, by the Company, of its investment in a limited partnership. As part of the sale of this investment, the Company realized a reduction of $4,056,000 of debt and accrued interest, of which $3,259,000 was long-term debt. Principal factors (other than net income, accounts receivable and inventory) affecting the Company's operating cash flows included an increase in prepaid expenses and other current assets of $262,000 (due to advance payments for business insurance and production molds), increase in marketable securities of $308,000, an increase in accrued letters of credit of $1,115,000 (due to increased in-transit inventory), a decrease in accounts payable of $865,000 (due to lower inventory requirements and reduced operating spending in the fourth quarter of 1995), a decrease in accrued expense of $1,605,000 (reflecting decreased sales commissions, incentive bonuses, royalties payable, and other operating expenses, which are attributable to the fourth quarter sales decrease and lower interest payable as a result of the reduction in long term debt) and a decrease in accrued income taxes of $743,000 due to lower pre-tax income and the timing of tax payments. The declining value of the U.S. dollar decreased the value of cash and cash equivalents by $37,000 in fiscal 1995.

As of December 30, 1994, the Company's cash and cash equivalents totalled $3,350,000, a decrease of approximately $6,663,000 from December 31, 1993. The decrease was primarily the result of a $5,500,000 increase in accounts receivable and a $9,000,000 increase in inventory during fiscal 1994. The increase in receivables was the result of increased sales during the fourth quarter of 1994, partially offset by a decrease in the average days outstanding (decreasing to 74 days at December 30, 1994 from 79 days at December 31, 1993). The primary factor responsible for the increase in inventory was the Company's creation of two new selling seasons for its Saucony brand in the United States. These new selling seasons changed customers' buying patterns and resulted in an increase in the Company's inventory of Saucony core running styles.

In fiscal 1994, the Company used $3,965,000 in net cash from operating activities, expended $1,056,000 for capital expenditures, including information technology, expended $2,794,000 to reduce long-term debt and other long-term commitments, expended $923,000 to repurchase shares of the Company's Common Stock and borrowed $2,547,000 on a short-term basis. Other factors (other than net income, accounts receivable and inventory) affecting the Company's cash flow from operations included the decrease of the Company's investments in marketable securities of $4,004,000, a decrease in accrued letters of credit of $1,707,000 (due to lower inventory requirements), an increase in accounts payable of $1,132,000 (due to increased advertising and general spending) and an increase in accrued expenses of $1,209,000 (increased commissions payable, royalties and bonuses, which are attributable to fourth quarter sales increases realized in 1994 and increases in unbilled legal services). The declining value of the U.S. dollar decreased the value of cash and cash equivalents by $499,000 in fiscal 1994.

The Company has a credit facility with two banks pursuant to which a $25,000,000 credit line is available to the Company. This credit facility expires on August 1, 1996 and consists of a short-term demand line of credit in the principal amount of up to $15,000,000, based on a borrowing formula, and a revolving term line of credit (maturing on August 1, 1996) in the principal amount of up to $10,000,000. Borrowings under this facility generally are made at the primary bank's prime rate of interest. As of January 5, 1996 there were no borrowings outstanding under this facility. The Company had open commitments at such date related to letters of credit in the amount of $5,735,540. As of March 25, 1996, $9,811,128 was available for borrowing under the short-term demand line and $10,000,000 was available for borrowing under the revolving term line. Certain of the Company's foreign subsidiaries have credit facilities, consisting of demand and/or revolving lines of credit, in the aggregate principal amount of approximately $7,069,900. As of March 25, 1996, an aggregate of approximately $1,985,300 was available for borrowing under the facilities of the foreign subsidiaries. See Note 10 of Notes to Consolidated Financial Statements.

On April 29, 1988, Hyde issued to a life insurance company $12,000,000 of 9.70% senior notes due April 29, 1998. The notes provide for semi-annual payments of interest, payable in April and October of each year, continuing to April 1998, and annual payments of principal of $2,000,000 each from April 1993 to and including April 1998. The note purchase agreement relating to the notes contains restrictive covenants commonly found in such agreements. See Note 7 of Notes to Consolidated Financial Statements. The Company may prepay the note at the time of any scheduled principal or interest payment after April 29, 1995, subject to a prepayment premium in certain circumstances.

At January 5, 1996, the Company had various commitments for capital expenditures, including information technology systems, improvements to and expansion of distribution facilities, both domestic and foreign. The Company believes that these commitments are not significant.

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

SFAS 115

Statement of Financial Accounting Standards 115 (SFAS 115) was issued in May 1993. This statement establishes financial accounting and reporting standards for investments in equity securities that have readily determinable fair values and all investments in debt securities. SFAS 115 became effective for fiscal years commencing after December 15, 1993. The Company adopted the statement in fiscal 1994.

SFAS 123

The Financial Accounting Standards Board issued Financial Accounting Standards No. 123 (SFAS 123) in October 1995. SFAS 123 establishes the financial accounting and reporting standards for all stock-based compensation. SFAS 123 is effective for fiscal years commencing after December 15, 1995, requires companies to elect either the expense recognition for all stock-based compensation or the disclosure-only alternative permitted under the statement. As of January 5, 1996, the Company has not adopted SFAS 123 and has not determined the impact of such adoption on its consolidated results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

COMPETITION. Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign, several of which have diversified products lines, well-known brands and financial, distribution and marketing resources substantially greater than those of the Company. The principal competitors for the Company's Saucony products are Nike, Reebok International, New Balance and ASICS. The principal competitors for the Company's Brookfield products are Variflex, Roller Derby, Blade Runner and Fisher-Price.

DEPENDENCE ON FOREIGN SUPPLIERS. A number of manufacturers located in the Far East, primarily in China, Taiwan and Thailand, supply products and product components to the Company. During fiscal 1995, one of such suppliers, located in China, accounted for approximately 31% of the Company's total purchases by dollar volume. The Company is subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, trade limitations imposed by the United States or foreign governments and political and labor instability. In particular, there are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, the Company has no long-term manufacturing agreements with its foreign suppliers and competes with other athletic shoe and recreational product companies including companies that are much larger than the Company for access to production facilities.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing and shipment of individual orders, market acceptance of new athletic footwear or outdoor recreational products for children, changes in the Company's operating expenses, personnel changes, mix of products sold, changes in product pricing and general economic conditions. In addition, a substantial portion of the

Company's revenue is realized during the last few weeks of each quarter; therefore, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter, which could adversely impact the results of operations for that quarter. The Company's current expense levels are based in part on its expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue. It is possible that in some future quarter the Company's revenue or operating results will be below the expectations of stock market securities analysts and investors; if that were to occur, the market price of the Common Stock could be materially adversely affected.

MANAGEMENT OF GROWTH. One element of the Company's business strategy is to seek acquisitions of businesses and products that are complementary to those of the Company. There can be no assurance that the Company will be able to effect any acquisitions, operate any such acquired businesses profitably or otherwise implement its growth strategy successfully. In addition, identifying and effecting acquisitions and integrating the acquired businesses with the operations of the Company may place significant demands upon the current management team and operational systems of the Company. In order to effect acquisitions of a certain size, the Company may require additional capital, which the Company may obtain through additional borrowings under its credit facility.

DEPENDENCE UPON LICENSING ARRANGEMENTS. The Company sells Brookfield products under trade names licensed from other parties. Most of the Company's licenses are non-exclusive, have a fixed term and limit the types of products that may be sold under the license.

DEPENDENCE ON CONSUMER PREFERENCES. The Company is susceptible to fluctuations in its business based upon fashion trends and frequently changing consumer style preferences and product demands, including levels of enthusiasm for athletic activities. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. Moreover, the Company could be materially adversely affected by conditions in the retail industry in general, including consolidation and the resulting decline in the number of retailers and other cyclical economic factors.

ADVERTISING AND MARKETING PROGRAMS. The Company's success in the markets in which it competes depends in part upon the effectiveness of advertising and marketing programs of the Company. In particular, it is imperative that the Company periodically design and successfully execute new and effective advertising and marketing programs.

DEPENDENCE ON MAJOR CUSTOMERS. Although the Company had no customer that accounted for ten percent or more of the Company's consolidated revenue during 1995, the Company's business is susceptible to the loss of certain key customers of the Company's product lines, such as Foot Locker for the Company's Saucony products and Toys-R-Us for the Company's Brookfield products.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to the Company's Consolidated Financial Statements in Item 14 and the accompanying consolidated financial statements, notes and schedules which are filed as part of this Form 10-K following the signature page and are incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 21, 1996 (the "1996 Proxy Statement") under the captions "ELECTION OF DIRECTORS" and "OTHER MATTERS" and is incorporated herein by this reference. The Company expects to file the 1996 Proxy Statement within 120 days after the close of the fiscal year ended January 5, 1996.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the caption "ELECTION OF DIRECTORS" in the Company's 1996 Proxy Statement and is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Company's 1996 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Employment and Consulting Agreements and Other Arrangements" appearing in the Company's 1996 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.     Index to Financial Statements                                       Page No.

        The following consolidated financial statements of Hyde Athletic Industries, Inc. and its subsidiaries are included in this report:

        Report of Independent Accountants

        Consolidated balance sheets at January 5, 1996 and December 30, 1994

        Consolidated statements of income for the years ended January 5, 1996, December 30, 1994, and December 31, 1993

        Consolidated statements of stockholders' equity for the years ended
         January 5, 1996, December 30, 1994, and December 31, 1993

        Consolidated statements of cash flows for the years ended January 5, 1996, December 30, 1994, and December 31, 1993

        Notes to the consolidated financial statements

        2.     Index to Consolidated Financial Statement  Schedule

         Schedule II  -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the Company have been omitted since it is primarily an operating Company and its subsidiaries included in the consolidated financial statements do not have a minority equity interest or indebtedness to any person other than the Company in an amount which exceeds 5% of the total assets as shown by the consolidated financial statements as filed herein.

        3.     Index to Exhibits

        The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

        (b)    Reports on Form 8-K

        No Current Reports on Form 8-K were filed in the fourth quarter of fiscal 1995.

                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HYDE ATHLETIC INDUSTRIES, INC.
                                         (registrant)


                                          By:    /s/ John H. Fisher
                                          ---------------------------------
                                          John  H.  Fisher
                                          President and Chief Executive Officer

Date:   April 4, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                     CAPACITY                          DATE
           ----                     --------                          ----
/s/ John H. Fisher
- --------------------------    President                           April 4, 1996
John H. Fisher                Chief Executive Officer
                              Director

/s/ Charles A. Gottesman      Executive Vice President            April 4, 1996
- --------------------------    Chief Operating Officer
Charles A. Gottesman          Director
                              (Principal Financial Officer)

/s/ Roger P. Deschenes        Controller                          April 4, 1996
- ------------------------
Roger P. Deschenes            Chief Accounting Officer

/s/ James A. Buchanan         President                           April 4, 1996
- -------------------------     Brookfield Athletic Company
James A. Buchanan             Director

/s/ John J. Neuhauser         Director                            April 4, 1996
- --------------------------
John J. Neuhauser

/s/ Jonathan O. Lee           Director                            April 4, 1996
- --------------------------
Jonathan O. Lee

/s/ Phyllis H. Fisher         Director                            April 4, 1996
- --------------------------
Phyllis H. Fisher

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Hyde Athletic Industries, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Hyde Athletic Industries, Inc. and Subsidiaries listed in
Item 14(a) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyde Athletic Industries, Inc. and Subsidiaries as of January 5, 1996 and December 30, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 5, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 22, 1996

                          HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                 January 5,        December 30,
                                                    1996              1994
                                               --------------     --------------

Current Assets:
    Cash and cash equivalents                $   11,668,316      $    3,349,776
    Marketable securities (Note 2)                  307,500                  --
    Accounts receivable, net of
      allowance for doubtful
      accounts and discounts
      (1995, $940,244; 1994,
      $1,147,409)  (Note 3)                      17,361,195          23,947,584

    Inventories (Note 4)                         26,831,600          31,863,443
    Deferred income taxes (Note 12)               1,251,654           1,148,048
    Prepaid expenses and other
      current assets                              1,769,825           1,312,905
                                             --------------      --------------

    Total current assets                         59,190,090          61,621,756
                                             --------------      --------------

Property, plant and equipment,
  net of accumulated  depreciation
  and amortization (Note 5)                       8,122,937           8,292,926
                                             --------------      --------------
Other assets:

    Deferred charges, net of
      accumulated amortization (1995,
      $1,185,319; 1994, $927,476)                   999,363             774,947

    Notes receivable (Note 3)                       353,175             612,317

    Investments in limited partnerships,
      at cost (Note 6)                              753,433           5,746,768

    Other                                            52,291              33,618
                                             --------------      --------------

    Total other assets                            2,158,262           7,167,650
                                             --------------      --------------

Total assets                                 $   69,471,289      $   77,082,332
                                             ==============      ==============


                 See notes to consolidated financial statements

                          HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                January 5,        December 30,
                                                                   1996               1994
                                                             ----------------   ---------------
Current liabilities:
    Accrued letters of credit (Note 9)                      $    2,619,819      $    1,507,548
    Notes payable (Note 9)                                       4,336,940           2,825,120
    Current portion of long-term debt and
      capital lease obligations (Notes 6 & 7)                    2,199,225           2,732,208
    Accounts payable                                             2,436,148           3,210,521
    Accrued expenses (Notes 9)                                   3,136,653           4,813,578
    Accrued income taxes payable                                        --             542,019
    Current portion of termination benefit
      payable                                                           --              26,866
                                                            --------------      --------------

Total current liabilities:                                      14,728,785          15,657,860
                                                            --------------      --------------
Long term obligations:
    Long-term debt, net of current portion (Note 6)              4,000,000          11,617,055
    Capital lease obligations, net of current
      portion (Note 7)                                             205,568             305,337
    Deferred income taxes (Note 12)                              2,001,655           2,320,777
                                                            --------------      --------------

Total long-term obligations                                      6,207,223          14,243,169
                                                            --------------      --------------
Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiaries                     170,227             426,475
                                                            --------------      --------------

Stockholders' Equity (Notes 10 & 11)
Preferred stock, $1.00 par; authorized 500,000
    shares; none issued and outstanding                                 --                  --
Common stock:
      Class A, $.333 par; authorized 20,000,000
      shares (issued 1995, 2,704,727; 1994,
      2,704,027)                                                   901,575             901,342
      Class B, $.333 par; authorized 20,000,000
      shares (issued 1995, 3,710,815;
      1994, 3,710,115;)                                          1,236,939           1,236,705
Additional paid-in capital                                      15,521,470          15,592,805
Retained earnings                                               32,210,867          30,619,761
Accumulated translation                                           (257,694)           (171,471)
                                                            ---------------     --------------
                                                                49,613,157          48,179,142
                                                            --------------      --------------
  Less:
    Common stock held in treasury, at cost
      (1995, 198,400; 1994, 180,700)                            (1,053,790)           (977,103)
    Unearned compensation                                         (194,313)           (447,211)
                                                            ---------------     ---------------

                                                                48,365,054          46,754,828
                                                            --------------      --------------

Total liabilities and stockholders' equity                  $   69,471,289       $  77,082,332
                                                            ==============      ==============

                         See notes to consolidated financial statements.

                  HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
  For the Years Ended January 5, 1996, December 30, 1994, and December 31, 1993

                                          1995                1994                  1993
                                          ----                ----                  ----
Net sales                             $   102,562,755     $   107,577,873      $  103,735,477
Other income (Note 13)                      1,515,859           1,308,450           2,073,608
                                      ---------------     ---------------      --------------
Total revenue                             104,078,614         108,886,323         105,809,085
                                      ---------------     ---------------      --------------

Costs and expenses:
  Cost of sales                            70,860,821          72,493,385          71,109,148
  Selling expenses                         16,687,144          17,678,131          15,053,858
  General and administrative
    expenses (Note 9)                      13,210,520          12,458,674          10,564,956
  Interest expense                          1,299,858           1,480,247           1,332,563
                                      ---------------     ---------------      --------------
                                          102,058,343         104,110,437          98,060,525
                                      ---------------     ---------------      --------------

Income before income taxes and
 minority interest                          2,020,271           4,775,886           7,748,560


Income taxes (Note 12)                        714,985           1,830,733           3,187,609

Minority interest in income (loss) of
   consolidated subsidiaries                 (285,820)              8,516             (46,747)
                                      ----------------    ----------------     ---------------


Net income                                  1,591,106           2,936,637           4,607,698
                                      ===============     ===============      ==============

Per share amounts: (Note 1)

Net income                            $          0.26     $          0.46     $          0.76
                                      ===============     ===============     ===============

Weighted average common shares
  and equivalents outstanding               6,239,557           6,437,281           6,074,238
                                      ===============     ===============      ==============

                         See notes to consolidated financial statements

[Start Restubbed page]
                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Years Ended January 5, 1996, December 30, 1994 and December 31, 1993

                                                                                   Additional
                                          Common Stock             Paid-in         Retained                   Treasury Stock
                                   Class A         Class B         Capital         Earnings               Shares         Amount
                                   -------         -------         -------            --------            ------         ------
Balance, January 1, 1993          $ 881,642            --      $ 6,937,306       $  23,075,426             --             --

Stock dividend (Note 10)                 --       937,898         (937,898)                 --             --             --

Issuance of 59,800 shares of
  common stock, stock option
  exercise (Note 10)                 19,367           567          245,992                  --             --             --

Issuance of 111,968 shares of
  common stock, restricted
  stock grant (Note 10)              37,323            --        2,391,246                  --             --             --

Issuance of 1,000,000 shares
  of common stock, public
  offering (Note 10)                     --       333,334        8,575,085                  --             --             --

Retirement of 134,370 shares of
  common stock, issued under
  restricted stock grant
  (Note 10)                         (22,395)      (22,395)      (1,439,873)                 --             --             --

Issuance of below market
  options (Note 10)                      --            --          515,339                  --             --             --

Amortization of unearned
  compensation (Note 10)                 --            --               --                  --             --             --

Net income, 1993                         --            --               --           4,607,698             --             --

Foreign currency translation
  adjustments                            --            --               --                  --             --             --
                                 ----------   -----------     ------------      --------------   ------------  -------------

Balance, December 31, 1993        $ 915,937    $1,249,404      $16,287,197       $  27,683,124             --             --
                                 ==========   ===========     ============      ==============   ============  =============
Issuance of 7,688 shares of
  common stock, stock option
  exercise (Note 10)                    333         2,229           23,313                  --             --             --

Retirement of 89,566 shares
  of common stock issued
  under restricted stock
  grant (Note 10)                   (14,928)      (14,928)        (914,050)                 --             --             --

Issuance of below market
  options (Note 10)                      --            --          237,925                  --             --             --

Cancellation of below market
  options (Note 10)                      --            --          (41,580)                 --             --             --

Amortization of unearned
  compensation (Note 10)                 --            --               --                  --             --             --

Acquisition of 176,700 shares
  of common stock, at cost
  (Note 10)                              --            --               --                  --        176,700       (922,963)

Reclassification of 4,000 shares
  of common stock owned by a
  subsidiary (Note 10)                   --            --               --                  --          4,000        (54,140)

Net income, 1994                         --            --               --           2,936,637             --             --

Foreign currency translation
  adjustments                            --            --               --                  --             --             --
                                 ----------   -----------     ------------      --------------   ------------  -------------

Balance, December 30, 1994        $ 901,342    $1,236,705      $15,592,805       $ 30,619,761       $180,700    $  (977,103)
                                 ==========   ===========     ============      ==============   ============  ==============

Issuance of 1,400 shares of
  common stock, stock option
  exercise (Note 10)                    233           234            3,184                  --             --             --

Cancellation of below market
  options (Note 10)                      --            --          (74,519)                 --             --             --


Amortization of unearned
  compensation (Note 10)                 --            --               --                  --             --             --

Acquisition of 17,700 shares
  of common stock, at cost
  (Note 10)                              --            --               --                  --         17,700        (76,687)

Net income, 1995                         --            --               --           1,591,106             --             --

Foreign currency translation
  adjustments                            --            --               --                  --             --             --
                                 ----------   -----------     ------------      --------------   ------------  -------------

Balance, January 5, 1996          $ 901,575    $1,236,939      $15,521,470       $  32,210,867     $  198,400    ($1,053,790)
                                 ==========   ===========     ============      ==============   ============  ==============

                See notes to consolidated financial statements.
                                                                              34

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Years Ended January 5, 1996, December 30, 1994 and December 31, 1993

                                                                                                                          Total
                                                       Unearned              Notes               Accumulated          Stockholders'
                                                     Compensation         Receivable             Translation             Equity
                                                     ------------         ----------             -----------          --------------
Balance, January 1, 1993                            $           --      $           --       $       (26,087)      $     30,868,287

Stock dividend (Note 10)                                        --                  --                    --                     --

Issuance of 59,800 shares of
  common stock, stock option
  exercise (Note 10)                                            --                  --                    --                265,926

Issuance of 111,968 shares of
  common stock, restricted
  stock grant (Note 10)                                 (1,357,613)         (1,070,956)                   --                     --

Issuance of 1,000,000 shares of
  common stock, public offering
  (Note 10)                                                     --                  --                    --              8,908,419

Retirement of 134,370 shares of
  common stock, issued under
  restricted stock grant
  (Note 10)                                                814,618             670,045                    --                     --

Issuance of below market options
  (Note 10)                                               (515,339)                 --                    --                     --

Amortization of unearned
  compensation (Note 10)                                   107,980                  --                    --                107,980

Net income, 1993                                                --                  --                    --              4,607,698

Foreign currency translation
  adjustments                                                   --                  --               (48,486)               (48,486)
                                                    --------------      --------------       ----------------      -----------------

Balance, December 31, 1993                          $     (950,354)     $     (400,911)      $       (74,573)      $     44,709,824
                                                    ===============     ===============      ================      ================
Issuance of 7,688 shares of
  common stock, stock option
  exercise (Note 10)                                            --                  --                    --                 25,875

Retirement of 89,566 shares of
  common stock issued under
  restricted stock grant
  (Note 10)                                                542,995             400,911                    --                     --

Issuance of below market options
  (Note 10)                                               (237,925)                 --                    --                     --

Cancellation of below market
  options (Note 10)                                         41,580                  --                    --                     --

Amortization of unearned
  compensation (Note 10)                                   156,493                  --                    --                156,493

Acquisition of 176,700 shares
  of common stock, at cost
  (Note 10)                                                     --                  --                    --               (922,963)

Reclassification of 4,000
  shares of common stock
  owned by a subsidiary
  (Note 10)                                                     --                  --                    --                (54,140)

Net income, 1994                                                --                  --                    --              2,936,637

Foreign currency translation
  adjustments                                                   --                  --               (96,898)               (96,898)
                                                    --------------      --------------       ----------------      -----------------

Balance, December 30, 1994                                (447,211)                 --              (171,471)            46,754,828

Issuance of 1,400 shares
  of common stock, stock
  option exercise (Note 10)                                     --                  --                    --                  3,651

Cancellation of below market
  options (Note 10)                                         74,519                  --                    --                     --




Amortization of unearned
  compensation (Note 10)                                   178,379                  --                    --                178,379

Acquisition of 17,700 shares
  of common stock, at cost
  (Note 10)                                                     --                  --                    --                (76,687)

Net income, 1995                                                --                  --                    --              1,591,106

Foreign currency translation
  adjustments                                                   --                  --               (86,223)               (86,223)
                                                    --------------      --------------       ----------------      -----------------

Balance, January 5, 1996                            $     (194,313)                 --       $      (257,694)      $     48,365,054
                                                    ===============     ==============       ================      ================

                See notes to consolidated financial statements.

                                                                             36
[End restubbed page]

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 5, 1996, December 30, 1994, and December 31, 1993

                                                           1995           1994               1993
                                                           ----           ----               ----
Cash flows from operating activities:
  Net income                                       $    1,591,106   $   2,936,637  $    4,607,698
  Adjustments to reconcile net income
  to net cash
  Provided (used) by operating activities:
    Depreciation and amortization                       1,210,689       1,109,906         786,170
  Provision for bad debt and discounts                  5,072,962       4,754,567       4,310,019
  Loss on sale of equipment                                 2,498           4,491           4,705
    Gain on sale of marketable securities                      --              --         (11,525)
    Deferred income tax (benefit) expense                (422,737)        125,992         220,566
  Minority interest in (income) loss of
    consolidated subsidiaries                            (285,820)          8,516         (46,747)
  Compensation from stock grants and
    stock options                                         178,379         156,493         107,980
    Unrealized loss on marketable securities                   --              --         104,033
    Notes receivable from sale and licensing
    of trademarks                                              --              --         719,876
  Gain on sale of investment in limited partnership      (426,377)             --             --
Changes in operating assets and liabilities,
 net of effects of acquisitions and foreign
 currency adjustments:
    Decrease (increase) in assets:
     Marketable securities                               (307,500)      4,003,952              --
     Accounts and notes receivable                      1,772,637      (9,765,650)     (1,798,940)
     Inventories                                        5,187,467      (8,523,396)      1,077,061
     Prepaid expenses and other
     current assets                                      (261,598)        328,272      (1,053,493)
  Increase (decrease) in liabilities:
     Accrued letters of credit                          1,115,229      (1,707,261)     (1,033,017)
     Accounts payable                                    (865,034)      1,131,609        (205,865)
     Accrued expenses                                  (1,604,521)      1,209,458      (1,693,426)
     Accrued income taxes                                (742,846)        261,512          34,150
                                                   ---------------  -------------  --------------

Total adjustments                                       9,623,428      (6,901,539)      1,521,547
                                                   --------------   -------------- --------------

Net cash provided (used) by operating
  activities                                           11,214,534      (3,964,902)      6,129,245
                                                   --------------   -------------- --------------

Cash flows from investing activities:
  Purchases of property, plant and equipment             (650,570)       (676,371)     (1,546,246)
  Proceeds from sale of marketable securities                  --              --          18,041
  Proceeds from the sale of equipment                      31,813             496          23,463
  Increase in deferred charges, and other                (469,257)       (379,933)       (591,584)
  Investments in marketable securities                         --              --      (4,060,581)
  Investment in distribution from limited
    partnership                                            28,732              --         (37,114)
  Payments for business acquisitions,
    net of cash acquired                                 (111,800)             --        (572,781)
  Proceeds from sale of investment in
    limited partnership                                 1,335,289              --              --
                                                   ---------------  -------------  ---------------
Net cash (used) provided  by investing
  activities                                              164,207      (1,055,808)     (6,766,802)
                                                   --------------   -------------- ---------------

                See notes to consolidated financial statements.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

                                                       1995          1994               1993
                                                       ----          ----               ----
Cash flows from financing activities:
  Net short-term borrowings                             (30,087)       2,547,110        (225,585)
  Repayment of long term debt and
    capital lease obligations                        (2,893,098)      (2,487,567)     (2,991,815)
  Common stock repurchases                              (76,687)        (922,963)             --
  Payment of termination benefit payable                (26,866)        (306,075)       (277,888)
  Issuances of common stock, (including
    options) net of issuance expenses                     3,651           25,875       9,174,345
                                                 --------------     ------------    ------------

Net cash provided (used) by financing
  activities                                         (3,023,087)      (1,143,620)      5,679,057

Effect of exchange rate changes on
  cash and cash equivalents                             (37,114)        (499,060)         21,720
                                                 --------------   --------------    ------------

Net increase (decrease) in cash and
  cash equivalents                                    8,318,540       (6,663,390)      5,063,220

Cash and cash equivalents at beginning
  of year                                             3,349,776       10,013,166       4,949,946
                                                 --------------    -------------    ------------

Cash and cash equivalents at end of year         $   11,668,316    $   3,349,776    $ 10,013,166
                                                 ==============    =============    ============

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Income taxes                                 $    1,935,902     $  1,507,484    $  2,972,095
                                                 ==============     ============    ============

    Interest                                     $    1,534,015     $  1,245,927    $  1,279,069
                                                 ==============     ============    ============

                See notes to consolidated financial statements.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

                                                       1995          1994               1993
                                                       ----          ----               ----
Non-cash Investing and Financing
  Activities:

Financing of investment in limited
  partnership                                                --               --    $  4,950,000

Property purchased under capital leases          $      137,853    $     175,377         288,946

Reconciliation of assets acquired and
  liabilities assumed, business acquisitions

    Book value of assets acquired                       232,232               --       4,870,639
    Liabilities assumed                                 120,432               --       4,297,858
                                                 --------------    -------------   -------------
    Cash paid for business acquisitions          $      111,800               --     $   572,781
                                                 ==============    =============     ===========

Sale of investment in limited
  partnership

    Cash received, net of broker fees                 1,335,289               --              --
    Reduction in short-term debt,
      long-term debt and accrued
      liabilities                                     4,055,691               --              --
                                                 --------------    -------------   -------------

    Total proceeds                                    5,390,980               --              --

    Investment in limited partnership,
      net of distributions                            4,964,603               --              --
                                                 --------------    -------------   -------------

    Gain realized on sale                        $      426,377               --              --
                                                 ==============    =============   =============




                                                                             39
                See notes to consolidated financial statements.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 For the Years Ended January 5, 1996, December 30, 1994 and December 31, 1993


1.      Summary of Significant Accounting Policies:

        Business Activity

        The Company is an importer and manufacturer of a broad line of high performance athletic footwear and outdoor recreational products. The Company markets its products principally to domestic and international retailers and distributors.

        Reporting Period

        The Company adopted a 52-53 week fiscal year reporting period in 1991. The consolidated financial statements and notes for 1995, 1994 and 1993 represent the fiscal years ended January 5, 1996, December 30, 1994 and December 31, 1993, respectively. In Management's opinion, the consolidated financial statements for 1995, 1994 and 1993 are comparable.

        Principles of Consolidation

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
        Actual results could differ from those estimates.

        The consolidated financial statements include the accounts of Hyde Athletic Industries, Inc. and its wholly-owned subsidiaries, Spot-Bilt, Inc., Brookfield Athletic Co., Inc., Hyde Security Corp., Saucony, Inc., Saucony Deutschland Vertriebs GmbH (Germany), Quintana Roo, Inc. and Hyde International Services Limited (Hong Kong), and its majority-owned foreign subsidiary, Saucony Canada, Inc., all herein referred to as the "Company". Hyde International Services Limited owns a controlling interest in a subsidiary called Saucony SP Pty Limited (Australia). Saucony, Inc. owns a majority interest in a joint venture, Saucony Sports BV (Netherlands). The Company also operates a branch in the United Kingdom called Saucony UK and maintains a European sales and marketing headquarters in Germany called Saucony Europe. Saucony Sports BV, Saucony UK, Saucony Europe, Saucony GmbH and Quintana Roo, Inc. are included in the consolidated financial statements beginning in January 1992, September 1992, September 1993, December 1994, and August 1995, respectively. Saucony Canada Inc. and Saucony SP Pty Limited are included in the consolidated financial statements beginning March 1993 and July 1993, respectively. Saucony Shoe Manufacturing Co., Inc., an inactive wholly-owned domestic subsidiary, was dissolved in 1992. The effects of transactions among related companies are eliminated in the consolidated financial statements.

        Revenue Recognition

        Sales, net of discounts, and related costs of sales are recognized upon shipment of products.

        Inventories

        Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Property, Plant and Equipment

        Land, buildings and equipment, including significant improvements to existing facilities, are stated at cost. The assets are depreciated over their estimated useful lives or capital lease terms, if shorter, using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Major renewals and betterments are capitalized. Maintenance, repairs and minor property renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of, are removed from the accounts. Any gain or loss is included in consolidated net income.

        Investments

        The Company's investment in real estate limited partnerships is carried at cost. It is Management's intention to retain this investment for its long-term tax benefit.

        Investments in Marketable Securities

        During 1994, the Company adopted Statement of Financial Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investment in debt securities and marketable securities are categorized as trading, held-to-maturity or available-for-sale. Trading securities are reported at fair value, with changes in fair value recorded in consolidated net income. Investment securities include both available-for-sale and held-to-maturity securities. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Held-to-maturity debt securities are reported at amortized cost. For all investments, unrealized losses, other than temporary losses, are recognized in consolidated net income.

        Deferred Charges

        Deferred charges consist primarily of computer software, bond issuance, trademarks, financing and organization costs. The deferred charges are amortized on the straight-line basis over the estimated useful life of the software and the term of the debt; organization costs and trademarks are amortized over five years.

        Income Taxes

        The provision for income taxes is calculated according to the precepts of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under SFAS No. 109, income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 5, 1996 and December 30, 1994 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Earnings per Share

        Earnings per common share is based upon the weighted average common shares and common equivalents (stock options) outstanding during the year. Primary and fully diluted earnings per share are approximately the same. All share and per share amounts have been restated to reflect the stock dividend (Note 10) which had the same effect on the shares of common stock outstanding as a two-for-one stock split.

        Statements of Cash Flows

        For purposes of these statements, cash equivalents include all short term deposits with an original maturity of three months or less purchased in connection with the Company's cash management program.

        Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income. Gains from foreign currency translation amounted to $77,409, $341,651, and $32,631 for 1995, 1994, and 1993, respectively.

        Forward Foreign Currency Exchange Contracts

        The Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains and losses on forward exchange contract are deferred and offset against foreign currency exchange gains or losses on the underlying hedged item upon consummation of the transaction.

        Reclassifications

        Certain items in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

        Advertising and Promotion

        Advertising and promotion costs are expensed when incurred or expensed ratably over the year in relation to sales. Production costs of future media advertising are deferred until the advertising occurs. Advertising and promotion expense amounted to $7,897,128, $9,160,105 and $7,784,147 for 1995, 1994 and 1993, respectively.

        Research and Development Expenses

        Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,850,521, $1,295,779 and $1,386,400 for 1995, 1994 and 1993,
        respectively.

        Related Party Transactions

        Saucony Sports BV, a majority-owned foreign joint venture, leases office space and office equipment from an entity controlled by the minority stockholder of Saucony Sports BV. Rent expense amounted to $70,980, $73,300 and $50,084 for 1995, 1994 and 1993, respectively.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The Company issued a note payable to the minority stockholder of Saucony Canada, Inc., a majority-owned foreign subsidiary, as part of the consideration paid to acquire an 85% interest in the former Canadian distributor. Interest expense incurred amounted to $7,038 and $10,353 for 1995 and 1994, respectively. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of the note agreement. During 1995 the Company prepaid the note realizing a discount of $13,759 which is included in consolidated net income.

        The Company has entered into a consulting agreement with the principal stockholder of the Company's Class A Common Stock, beginning January 4, 1993. The agreement, as amended, is effective for a term of five years, provides for an annual fee of $40,000 during each of the first two years of the agreement and $90,000 for each of the remaining three years of the agreement. Included in general and administrative expenses for 1995, 1994 and 1993 are consulting fees of $90,000, $40,000 and $40,000, respectively.

        New Accounting Pronouncements

        Statement of Financial Accounting Standards 123 (SFAS 123) - Accounting for Stock Based Compensation was issued in October 1995 by the Financial Accounting Standards Board. This statement establishes financial accounting and reporting standards for all stock-based compensation arrangements. SFAS 123 will require the Company to elect either the expense recognition or the disclosure-only alternative for stock-based compensation. The Company is required to adopt SFAS 123 in 1996 with comparable disclosures for the prior year. The Company has not determined whether it will elect the expense recognition or disclosure-only alternative permitted under SFAS 123 and therefore has not yet determined the impact of such adoption on the consolidated results of operations.

2.      Marketable Securities:

        The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) in 1994. Marketable securities consists of equity securities and are classified as trading securities.

        The cost of the securities held at January 5, 1996 was $287,500. As of January 5, 1996, the market value of such securities was $307,500. A gross unrealized gain of $20,000 is included in consolidated net income and is based on quoted market prices.

        Net realized losses on sales of securities included in the determination of net income amounted to $263,267 for 1994.

3.      Accounts and Notes Receivable:

        In 1990, the Company sold its right, title and interest in the PF, PF Flyer, Posture Foundation and Air Foil trademarks for a minimum of $500,000, subject to annual upward adjustments, due in equal annual installments through July 1994. During 1993, the Company amended the agreement by extending the term to December 1996 and eliminating any upward adjustments in consideration of an agreement on the part of the buyer to pay an additional $200,000. In 1993, the Company recorded a receivable for the present value of the additional $200,000 utilizing an imputed interest rate of 6.5%, which equaled $170,950. As of January 5, 1996, $93,897 was outstanding on the note and is included in current receivables.

        On December 28, 1993, the Company executed an agreement whereby it granted an exclusive, worldwide, nonassignable right and license for the use of the "Spot-bilt" and the "single spot" logo trademarks. The agreement, which expires in 1997 and may be renewed for up to three additional one-year terms at the licensee's option, contains restrictions with respect to the licensed product, its

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        manufacture, distribution and sale. The agreement established a minimum cumulative guaranteed royalty of $630,000, subject to annual upward adjustments, due in various quarterly payments, commencing in 1994. In 1993, the Company recorded a receivable based upon the minimum guaranteed royalty for the present value of future cash flows, utilizing an imputed interest rate of 6.0%, which equates to $548,925. At January 5, 1996, $418,421 was outstanding, of which $200,000 is due in 1996. The Company has received all scheduled payments on a timely basis.

        During 1993, the Company loaned $100,000 to an officer of the Company. The promissory note issued to the Company by the officer is collateralized by a mortgage from the officer on two parcels of real estate (land and building). The note calls for semi-annual payments of interest through maturity on the unpaid principal amount, commencing on July 1, 1994 and five annual principal payments of $15,000 commencing July 1, 1998 and one principal payment of $25,000 due on July 1, 2003. The note bears interest at a rate equal to the prevailing prime rate of interest.

4.      Inventories:

        Inventories at January 5, 1996 and December 30, 1994 consist of the following:


                                              1995                   1994
                                              ----                   ----

        Finished goods                 $   22,954,048          $   24,722,893
        Work-in-process                        20,243                  71,700
        Raw materials and supplies          3,857,309               7,068,850
                                       --------------          --------------

        Total                          $   26,831,600          $   31,863,443
                                       ==============          ==============


5.      Property, Plant and Equipment:

        Major classes of property, plant and equipment, at cost, at January 5, 1996 and December 30, 1994 are as follows:

                                                  1995               1994
                                                  ----               ----

          Land                            $       745,307      $      755,597
          Buildings and improvements            7,010,015           6,995,977
          Machinery and equipment               6,228,358           6,203,871
          Capitalized leases                      641,136             507,488
          Leasehold improvements                   90,770                  --
                                          ---------------      --------------
                                               14,715,586          14,462,933
          Less accumulated depreciation
          and amortization                      6,592,649           6,170,007
                                          ---------------      --------------

          Total                           $     8,122,937      $    8,292,926
                                          ===============      ==============


        Accumulated amortization of the leased property is $235,475 and $119,859 at January 5, 1996 and December 30, 1994, respectively.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.     Long-Term Debt:
                                                          1995           1994
                                                          ----           ----
      Senior notes payable due in semiannual
        installments of interest on the unpaid
        principal amount through maturity and
        six annual principal payments of
        $2,000,000 commencing April 29, 1993.
        The notes bear interest at 9.70% and are
        subject to certain restrictive covenants
        pertaining to consolidation or merger
        with another entity, levels of working
        capital, net worth, the payment of cash
        dividends and various other restrictions.     $  6,000,000   $ 8,000,000

      Note payable to a limited partnership,
        collateralized by the Company's limited
        partner interest, with imputed  interest
        of 7.9%, due in various annual installments
        to 2000.                                                --     4,551,987

      Note payable to the minority stockholder of
        the Company's majority-owned Canadian
        subsidiary, due in ten annual installments
        of $16,961, commencing March 1, 1994,
        with  interest of 6.5% paid quarterly.                  --       152,649

        Note payable to a bank under a revolving line
        of credit agreement, due on December 6,
        1996, with interest of 11.7% paid monthly.            --       1,551,200
                                                      ------------   -----------
                                                         6,000,000    14,255,836

      Less current portion                               2,000,000     2,638,781
                                                      ------------   -----------
                                                      $  4,000,000   $11,617,055
                                                      ============   ===========

        Long-term debt maturities payable for the five years and thereafter subsequent to January 5, 1996 are as follows:

               1996 ..............................    $  2,000,000
               1997 ..............................       2,000,000
               1998 ..............................       2,000,000
               1999 ..............................              --
               2000  .............................              --
               Thereafter ......................                --
                                                         ---------

               Total ..............................   $  6,000,000
                                                      ============

        On October 12, 1993, the Company invested as a limited partner in Columbia Housing Partners Corporate Tax Credit II Limited Partnership, a Massachusetts limited partnership, by acquiring five (5) units of limited partner interest for an aggregate capital contribution of $5,000,000. The Company issued a promissory note, collateralized by the Company's partnership interest, in the amount of $6,392,960. The note is recorded at the present value of future cash flows, utilizing an imputed interest rate of 7.9% which equates to $4,950,000.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        On June 1, 1995, the Company sold its entire limited partnership interest in the Columbia Housing Partners Corporate Tax Credit II Limited Partnership for $5,501,000. Net proceeds totalled $1,335,000, resulting in a pre-tax gain of $426,377, after transaction expenses, or $.02 per share after tax. The after-tax gain is based upon projected tax credits and passive losses provided by the general partner. As a result of the sale, the Company realized reductions in current and long-term debt and accrued interest of $4,056,000.

        During 1995, the Company prepaid its note payable to the minority stockholder of the Company's majority-owned Canadian subsidiary, resulting in a gain of $13,759, which is included in consolidated net income.

        Under the terms of the senior notes payable, the Company may not declare any cash dividends or make any cash distributions unless, immediately thereafter, the aggregate amount of cash dividends and cash distributions since December 31, 1987 would not exceed the sum of (i) $2,000,000, (ii) 75% of cumulative consolidated net income as defined (or minus 100% of consolidated net income in the case of a loss) for such period and (iii) the proceeds of sales of Common Stock of the Company. As of January 5, 1996, approximately $10,555,000 was available for payment of cash dividends under the terms of these covenants.


7.      Capital Lease Obligations

        The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 5, 1996.


                  1996 ....................................       $    235,052
                  1997 ....................................            137,593
                  1998 ....................................             65,008
                  1999 ....................................             19,890
                  2000 ....................................              1,250
                                                                   ------------
                  Total minimum lease payments                    $    458,793
                  Less amounts representing interest                    54,000
                                                                 -------------
                  Present value of minimum lease payments              404,793
                  Less current portion                                 199,225
                                                                 -------------
                  Long-term portion                              $     205,568
                                                                 =============


8.      Employee Benefit Plans:

        The Company established a 401(k) retirement plan in 1991 for the benefit of all United States employees who have attained the age of 21, completed one year of service, and are not members of a collective bargaining group. The employee is eligible to defer on a pre-tax basis up to 15% of gross wages subject to a maximum limit defined in section 402(g) of the Internal Revenue Code. The Company will match a portion of the employee contributions, subject to profitability goals, at the discretion of the Board of Directors. The Company matched 25% of employee elective deferrals subject to a limitation of 1.25% of total employee compensation. Both employee and employer contributions are funded, on a monthly basis, to a group defined contribution plan administered by an independent insurance company. Defined contribution expenses for 1995, 1994, and 1993 were $57,570, $49,611 and $37,940, respectively.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.      Commitments and Contingencies:

        Lease Commitments

        The Company is obligated under various leases for equipment and retail space through 1997. Total rental expenses for 1995, 1994 and 1993 were $673,869, $479,132 and $484,004, respectively. Future minimum rental payments are as follows: 1996, $342,767; 1997, $316,102; 1998, $275,240;
        1999, $212,968 and 2000 and thereafter, $51,610.

        Licenses

        The Company is obligated under various royalty licensing agreements through December 31, 2003. Minimum guaranteed royalties for 1996, 1997, 1998, 1999, 2000 and thereafter are $553,144, $190,000, $155,000,
        $70,000, $70,000 and $210,000, respectively.

        Commitments

        On August 31, 1993, the Company entered into a credit facility with two banks pursuant to which up to a $25,000,000 credit line was available to the Company as of January 5, 1996. This arrangement provides: a short-term demand line of credit, in the principal amount of up to $15,000,000, subject to formula, for domestic borrowings, international borrowings, and letters of credit; and a revolving line of credit in the principal amount of up to $10,000,000. Borrowings under the demand line of credit are made at the bank's prime rate of interest while borrowing's under the revolving line of credit are made at the bank's prime rate of interest, or at the Company's option, the Eurodollar rate (Fixed Rate Option). At January 5, 1996, there were no borrowings outstanding under this facility. This credit facility, which was amended in August 1994, terminates August 1, 1996. This credit facility is subject to the bank's periodic reviews of the Company's operations. The facility contains requirements for maintaining defined levels of working capital, net worth, capital expenditures, net income and various financial ratios. Additionally, the facility limits the Company's ability to pay or declare a dividend or make other distributions to stockholders.

        Saucony Canada Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a $1,000,000 Canadian dollar, subject to formula, (approximately $735,000 in U.S. dollars at January 5, 1996) line of credit. The agreement provides a demand line in the principal amount of $300,000 (Canadian dollars), for letters of credit, and a revolving line of credit, in the principal amount of $700,000 (Canadian dollars). Borrowings under this facility are made at the lender's prime lending rate plus .25%. At January 5, 1996, there was $7,348 in U.S. dollars outstanding under this credit facility. The facility contains requirements for maintaining defined levels of net worth, working capital and various financial ratios.

        Saucony SP Pty Limited maintains a credit facility with an Australian bank. In September 1994, the agreement was amended, whereby the available line was increased. The principal terms and conditions of the agreement remained unchanged. The credit facility provides Saucony SP with a $6,000,000 Australian dollar (approximately $4,477,000 in U.S. dollars at January 5, 1996) line of credit. The agreement provides: a short-term demand line of credit, in the principal amount of up to $3,000,000 (Australian dollars) for letters of credit and foreign exchange facilities; and a revolving line of credit, in the principal amount of $3,000,000 (Australian dollars). Borrowings under this facility are made at market rates of interest as defined in the agreement or at the lender's quoted rate. At January 5, 1996, there was $2,798,250 in U.S. dollars outstanding under this credit facility. The facility is subject to the lender's periodic reviews of the Company's operations.

        Saucony Sports BV maintains a credit facility with a Dutch lender. The agreement provides Saucony Sports BV with a 1,500,000 Dutch Guilder (approximately $930,000 U.S. dollars at January 5, 1996) line of credit. Borrowings under this facility are made at the bank's discount borrowing rate plus 1.75%. At January 5, 1996, $755,836 in U.S. dollars was outstanding under this credit facility.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        A division of Saucony, Inc. located in the United Kingdom maintains a demand line of credit facility with a British lender. The credit facility provides the Company with a 500,000 Pound Sterling (approximately $775,000 in U.S. dollars at January 5, 1996) line of credit. Borrowings under this facility are made at the bank's prime rate of interest, plus 1.5%. At January 5, 1996, $775,506 in U.S. dollars was outstanding under this facility.

        At January 5, 1996, the Company was committed under open letters of credit to several lenders in the amount of $5,768,715 and under foreign exchange contracts in the amount of $600,000.

        The Company is guarantor on credit facility agreements for three foreign joint ventures. At January 5, 1996 the guarantees totalled $6,230,650, of which $2,000,000 was collateralized by the issuance of standby letters of credit.

        The Company has entered into an employment contract with one key employee that provides for minimum annual compensation of $211,000 in 1996. The contracts provide for annual salary, cost-of-living adjustments, additional compensation in the form of bonuses based on performance, life insurance coverage and options to purchase shares of the Company's common stock. In 1995, the Company included in its general and administrative expenses, bonus expense to four key employees of $275,574, which is payable and is included in accrued expenses at January 5, 1996. Bonus expense to key executives amounted to $456,903 and $681,680 for 1994 and 1993, respectively.

        The Company has entered into an employment contract with the minority stockholder of Saucony SP Pty Limited. The agreement provides for a lump sum payment of $250,000 in Australian dollars in consideration of the stockholder entering into an employment agreement and minimum annual compensation of $250,000 in Australian dollars for three years commencing November 13, 1993. The contract provides for minimum annual salary, cost-of-living adjustments and life insurance coverage.

        Included in accrued expenses at January 5, 1996 and December 30, 1994 are sales commissions payable of $813,940 and $1,000,377, respectively.

        Litigation

        The Company is also involved in various routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In Management's opinion, none of these other proceedings will have a material adverse effect on the Company's financial position and operations and cash flows (irrespective of any potential insurance recovery).

10.     Stockholders' Equity:

        At the Annual Meeting of the Stockholders of the Company, held on May 25, 1993, the stockholders approved an amendment to the Company's Articles of Organization which increased the number of authorized shares of common stock of the Company from 7,275,000 to 40,000,000, consisting of 20,000,000 shares of Class A Common Stock, $.33-1/3 par value per share, and 20,000,000 shares of Class B Common Stock, $.33-1/3 par value per share; reclassified the then existing Common Stock ("Prior Common Stock") as Class A Common Stock; authorized a new class of non-voting stock designated as Class B Common Stock; and established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock.

        The Class A Common Stock has essentially the same rights, powers and limitations as the Prior Common Stock. The Class B Common Stock is non-voting, except with respect to amendments to the Company's Articles of Organization that alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely and as otherwise required by law. The Class B Common Stock has certain features, including a "Class B Protection" feature and a

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        premium on regular cash dividends, if any, which are intended to minimize the economic reasons for the Class A Common Stock to trade at a premium compared to the Class B Common Stock. The other terms of the Class A Common Stock and Class B Common Stock, including rights with respect to special cash dividends, stock dividends, stock splits, consideration payable in a merger or consolidation and distributions upon liquidation, generally are the same.

        The Board of Directors of the Company declared a stock dividend of one share of Class B Common Stock for each share of Class A Common Stock outstanding on May 16, 1993. The stock dividend had the same effect on the total number of shares of Class A Common Stock outstanding as a two-for-one split. The ex-dividend date for the stock dividend was May 26, 1993, on which date the Class A Common Stock and the Class B Common Stock began to trade separately. The stock dividend resulted in the issuance of 2,813,695 shares of Class B Common Stock and the transfer of $937,898 from Additional Paid-in Capital to Class B Common Stock. All references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts and stock option plan data have been restated to reflect the dividend.

        On June 18, 1993, 1,000,000 shares of Class B Common Stock were sold by the Company in a public offering for approximately $8,908,000, net of issuance expenses of $1,342,000.

        At the May 25, 1993 Annual Meeting, the stockholders also approved the 1993 Equity Incentive Plan ("the Equity Incentive Plan") and 1993 Director Stock Option Plan, adopted by the Company's Board of Directors on April 7, 1993. On April 20, 1993, the Compensation Committee approved the issuance under the Equity Incentive Plan of restricted stock awards, covering 111,968 shares of Prior Common Stock to nine executive officers of the Company. The shares subject to each award were issued on April 27, 1993. Each award vests in equal annual installments over a five-year period, beginning in April 1994. The purchase price for each award was $12-1/8 per share, which represents 50% of the fair market value of the Prior Common Stock on the date the stock was issued. The purchase price was paid in the form of a non-recourse, non-interest bearing promissory notes, which were payable in five equal installments, beginning in July 1994 and were collateralized by a pledge of the shares subject to the award. The excess of the quoted market price, as of the date of the grant, over the purchase price for each award was recorded as unearned compensation and is shown as a separate component of stockholders' equity.

        On November 4, 1993, the Company amended the restricted stock award agreements and repurchased and retired 67,185 shares of each of the Class A and Class B Common Stock issued to the nine executive officers of the Company on April 27, 1993. The purchase price of $6 1/16 per share (reflects stock dividend) was paid by the Company by cancellation of a portion of the promissory notes issued in conjunction with the original stock awards. During 1994, 3,758 shares each of Class A Common Stock and Class B Common Stock, issued to an executive officer of the Company, were repurchased and retired as a result of the termination of employment by the executive. On June 27, 1994, the Company further amended the restricted stock awards and repurchased and retired 41,025 shares of each of the Class A and Class B Common Stock, thus repurchasing and retiring all remaining restricted shares.

        Unearned compensation, arising from the issuance of restricted stock and below market options, is being amortized to expense over the vesting period of the stock grant or option term and amounted to $178,379, $156,493, and $107,980 for 1995, 1994, and 1993, respectively.

        During 1993, the Company issued an additional 59,800 shares of its Common Stock; 56,800 shares of its Prior Common Stock, 1,300 shares of Class A Common Stock and 1,700 shares of Class B Common Stock. Incentive stock options issued under the Company's 1982 stock option plan accounted for 59,400 shares.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The Company issued 1,000 shares of Class A Common Stock and 6,688 shares of Class B Common Stock in 1994 and 700 shares each of Class A Common Stock and Class B Common Stock.

        Also approved at the 1993 Annual Meeting of the Company's Stockholders was an amendment to the Company's Articles of Organization. The amendment eliminated the requirement that Preferred Stock must necessarily have priority over common stock with respect to dividends.

        The Board of Directors has the authority by resolution to establish the rights and designate series of Preferred Stock. The Company has authorized 500,000 shares of Preferred Stock for issuance. No shares or series of Preferred Stock were issued and outstanding or designated as of January 5, 1996 and December 30, 1994.

        In July 1994, the Board of Directors of the Company authorized the repurchase of up to an aggregate of 500,000 shares of the Company's Class A Common Stock and Class B Common Stock. The authority to purchase the shares of Common Stock expires on the earlier of the first anniversary date of this action of Directors, or a determination by the Board of Directors to discontinue such repurchases. During 1994, the Company repurchased 1,000 shares of Class A Common Stock at a cost of $5,000 and 175,700 shares of Class B Common Stock at a cost of $917,963. During 1995, the Company repurchased 17,700 shares of Class B Common Stock at a cost of $76,687. At January 5, 1996, Saucony SP Pty Ltd, a foreign subsidiary controlled by the Company, held 2,000 shares each of the Company's Class A Common Stock and Class B Common Stock.

11.     Stock Options:

        At the May 25, 1993 Annual Meeting, the stockholders approved the Company's Equity Incentive Plan and the 1993 Director Stock Option Plan (the "Director Option Plan"), adopted by the Company's Board of Directors on April 7, 1993. The 1993 Equity Incentive Plan provides for the grant to officers and key employees of the Company incentive stock options, non-statutory stock options and awards of restricted stock. Outside consultants and advisors to the Company are eligible to receive only non-statutory options and restricted stock awards under the Equity Incentive Plan.

        The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors who, at its sole discretion, grant options to purchase shares of Common Stock and make awards of restricted stock. The plan provides that the purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, in the case of Incentive Stock Options, the purchase price shall not be less than 100% of the fair market value of such stock, at the time of grant of the option. The terms of option agreements are established by the Board of Directors, except, in the case of Incentive Stock Options, wherein the term cannot exceed ten years. The vesting schedule is subject to the discretion of the Board of Directors.

        Restricted stock awards which may be granted under the Equity Incentive Plan entitle recipients to purchase shares of the Company's Common Stock subject to restrictions concerning the sale, transfer and other disposition of the shares issued until such shares are vested. The Board of Directors shall determine the purchase price, which can be less than the fair market value of the Common Stock, and the vesting schedule for such award. The Equity Incentive Plan provides for grants of restricted stock awards without the payment of any cash purchase price.

        At the 1994 Annual Meeting of Stockholders held on May 26, 1994, the stockholders approved an amendment of the Company's 1993 Equity Incentive Plan (the "Equity Incentive Plan"). The amendment increased the number of shares issuable under the Equity Incentive Plan from 400,000 to 800,000 shares and limited to 75,000 the number of shares for which options or awards may be granted in any calendar year to any one person. As amended, a total of 800,000 shares, in the

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the plan.

        The Director Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options upon specified occasions. A total of 100,000 shares of Class B Common Stock have been reserved for issuance under the plan. The option purchase price per share shall equal the fair market value of Class B Common Stock on the date of the grant. The options are exerciseable at any time, in whole or in part, prior to the fifth anniversary of the date of the grant.

        The following schedule summarizes the changes in employee and director stock options for the three year reporting period:

                                                Incentive    Non-qualified
                                                 Stock          Stock
                                                Options         Options          Option Price
                                                -------       ---------          -------------
        Outstanding at January 1, 1993            76,900             --
          Stock Dividend                          22,700             --
          Granted                                  9,000         148,770       $ 8.250 -10.750
          Exercised                              (59,400)           (400)      $ 2.000 - 4.500
          Cancelled                               (2,000)             --       $ 2.000 -10.750
                                              -----------      ---------
        Outstanding at December 31, 1993          47,200         148,370
          Granted                                 12,750         139,050       $ 2.500 - 6.000
          Exercised                               (2,000)         (5,688)      $ 2.000 - 3.688
          Cancelled                               (4,200)        (16,276)       $ 3.250-10.750
                                              -----------     ----------
        Outstanding at December 30, 1994          53,750         265,456
          Granted                                 81,500           4,000       $ 4.000 - 4.875
          Exercised                               (1,400)             --       $ 2.250 - 2.750
          Cancelled                               (8,750)        (27,752)      $ 2.500 -10.750
                                              -------------   ----------
        Outstanding at January 5, 1996            125,100        241,704
                                              ===========     ==========

        At January 5, 1996, options for 11,400 shares of Class A Common Stock and 151,270 shares of Class B Common Stock were exercisable.


12.     Income Taxes:

        The provision for income taxes was calculated according to the precepts of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The objective of SFAS No. 109 is to recognize the amount of taxes payable or refundable in the current year and to recognize the expected future tax consequences of events that have been included in the financial statements or tax returns. SFAS No. 109 requires the identification of all cumulative temporary differences arising between the tax bases of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are measured using enacted tax rates and are reported on the consolidated balance sheet as deferred tax assets and liabilities. Deferred tax assets are then reduced if it is more likely than not that some portion of the expected future tax benefits will not be realized.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The following is a summary of the components of the provision for income taxes, current and long-term deferred tax assets and liabilities and a reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate reflected in the consolidated income statement.

        The provision for income taxes was based on pretax income (loss) before minority interest which was subject to taxation by the following jurisdictions. Domestic pretax income includes the pretax income of U.S. based entities as well as the international branches of these entities.

                                           1995               1994                1993
                                           ----               ----                ----

                 Domestic             $   2,805,549     $    4,622,282      $    7,713,490

                 Foreign                   (785,278)           153,604              35,070
                                      --------------    --------------      --------------

                 Total                $    2,020,271    $    4,775,886      $    7,748,560
                                      ==============    ==============      ==============

        The provision (credit) for income taxes consists of the following:


                                           1995               1994                1993
                                           ----               ----                ----
         Current:

                 Federal              $     665,961     $    1,217,123       $   2,106,785
                 State                      232,664            329,813             684,675
                 Foreign                    239,097            157,805             175,583
                                      -------------       ------------        ------------
                                          1,137,722          1,704,741           2,967,043
                                      -------------       ------------        ------------

         Deferred:

                 Federal                    (30,025)            15,065             302,153
                 State                       24,828             50,197              76,833
                 Foreign                   (417,540)            60,730            (158,420)
                                     --------------       ------------        -------------
                                           (422,737)           125,992             220,566
                                     --------------       ------------        -------------

         Total                        $     714,985     $    1,830,733       $   3,187,609
                                      =============     ==============       ==============


        The deferred tax provision includes the recognition of a foreign operating loss carryforwards translated at the current exchange rate in effect at the balance sheet date.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The current deferred tax asset and long-term deferred tax liability reported on the consolidated balance sheet consist of the following items as of January 5, 1996 and December 30, 1994.

         Net current deferred tax assets:                  1995                1994
                                                           ----                ----
         Allowance for doubtful accounts
           and discounts                                $     276,877       $     411,825
         Inventory allowances and tax costing
           adjustments                                        265,403             288,079
         Deferred compensation                                178,578             115,307
         Accrued expenses, not currently
           deductible                                         140,361             200,464
         Untaxed installment receivables                     (127,189)            (89,902)
         Loss carryforwards                                   735,624             375,275
         Valuation allowance                                 (218,000)           (153,000)
                                                        --------------      --------------

         Total                                          $   1,251,654       $   1,148,048
                                                        =============       =============

         Net long term deferred tax liabilities:

         Property, plant and equipment                  $     806,283       $     873,363
         Investments in limited partnerships                1,107,416           1,224,556
         Untaxed installment receivables                       87,956             222,858
                                                        -------------       -------------

         Total                                          $   2,001,655       $   2,320,777
                                                        =============       =============

         Net deferred tax liability                     $     750,001       $   1,172,729
                                                        =============       =============

    The loss carryforward amount shown above relates to foreign operating losses of approximately $1,999,000 which may be carried forward indefinitely.

    Expectations of future operating performance and tax planning strategies, exclusive of reversing temporary differences and carryforwards, are considered sufficient to realize deferred tax assets included in the financial statements.

    The difference between the statutory federal income tax rate on income before income taxes and minority interest is summarized as follows:

                                                                 1995         1994      1993
                                                                  ----         ----      ----
        U.S. federal income tax rate                             34.00%       34.00%    34.00%
        State income tax, net of federal benefit                  8.41         5.21      6.82
        Foreign losses producing no tax benefit                   3.15         2.87      0.39
        Nondeductible expenses and tax exempt income              1.63         0.84      0.94
        International tax rate difference                         1.23         0.62     (0.32)
        Low income housing tax credits                           (8.08)       (5.21)    (0.69)
        Adjustment of prior years' estimated tax
         liabilities                                             (4.95)        0.00      0.00
                                                                 ------        ----      ----

        Effective income tax rate                                35.39%       38.33%    41.14%
                                                                 ======       ======    ======

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The Company has not recorded deferred income taxes applicable to the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $2,785,000 at January 5, 1996.

13.     Foreign Operations, Geographic Areas,  and Other Income:

        During 1994 and 1995, foreign operations of the Company included the international activities of Hyde International Services, Ltd., a wholly-owned foreign subsidiary; Saucony Canada, Ltd. and Saucony Sports BV, majority-owned foreign subsidiaries; Saucony SP Pty Limited, a foreign subsidiary controlled by the Company, Saucony UK and Saucony Europe, branch operations of Saucony, Inc.; and, Saucony Deutschland Vertriebs GmbH, a wholly-owned subsidiary of the Company.

        In 1993, foreign operations of the Company included the international activities of Hyde International Services, Ltd., a wholly-owned foreign subsidiary; Saucony Canada Ltd. and Saucony Sports BV, majority-owned foreign subsidiaries; Saucony SP Pty Ltd., a foreign subsidiary controlled by the Company; and, Saucony UK and Saucony Europe, branch operations of Saucony, Inc.

        The condensed balance sheets of the Company's foreign operations as of January 5, 1996 and December 30, 1994, are as follows:

                                                                1995                1994
                                                                ----                ----
        Assets:
          Current assets:
            Cash                                          $      1,314,537      $    1,629,409
            Accounts receivable                                  3,993,168           3,796,541
            Inventory                                            7,341,438           7,714,343
            Other current assets                                   917,380             452,904
          Noncurrent assets                                      1,187,762           1,184,602
                                                          ----------------      --------------

                                                          $     14,754,285      $   14,777,799
                                                          ================      ==============



        Liabilities and Stockholders' Equity:

          Current liabilities:
            Notes payable                                 $      4,336,940      $    1,983,465
            Current portion of capital leases                       72,879              17,114
              Accounts payable and accrued expenses              1,404,481           1,140,566
              Due to related parties                             6,799,124           8,624,542
          Long-term debt                                                --           1,551,200
          Capitalized lease obligations                                 --              74,933
          Minority interest                                        170,227             426,475
          Stockholders' equity                                   1,970,634             959,504
                                                          ----------------      --------------
                                                         $      14,754,285      $   14,777,799
                                                         =================      ==============

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The results of foreign operations included in the consolidated statements of income are as follows:

                                                    1995             1994            1993
                                                    ----             ----            ----
         Net sales to unaffiliated parties   $     21,814,016  $    18,822,752    $   10,168,490
         Net sales to affiliated parties
           (eliminated in consolidation)              137,849           43,967            18,644
                                             ----------------  ---------------  ----------------

         Net sales                           $     21,951,865  $    18,866,719    $   10,187,134
                                             ================  ===============   ===============

         Income (loss) before income
           taxes and minority interest                632,367 ($     1,152,297)  ($      191,643)
                                             ================= ==============     ==============

         Net income (loss)                   $        810,810 ($     1,379,349)  ($      161,879)
                                             ================   ==============   ===============

        The foreign operations changes in stockholders' equity from 1995 to 1994, 1994 to 1993 and 1993 to 1992 were due to the recognition of common stock and paid-in capital amounts offset by income or losses and accumulated translation adjustments.

        Foreign sales attributed to international divisions of the United States parent company were $11,550,486, $11,486,051 and $8,681,353, for 1995,
        1994, and 1993, respectively. Foreign sales attributed to foreign subsidiaries were $21,814,016, $18,822,752 and $10,168,490 for 1995,
        1994, and 1993, respectively.

        The following table summarizes the Company's operations by geographic area:

                                                   1995              1994             1993
                                                   ----              ----             ----
       Net sales to unaffiliated parties:
         United States                       $    69,659,932   $   77,269,070   $     84,465,219
         International                            32,902,823       30,308,803         19,270,258
                                             ---------------   --------------   ----------------
                                             $   102,562,755   $  107,577,873   $    103,735,477
                                             ===============   ==============   ================

       Net sales between geographic areas:
         United States                       $       137,849   $       43,967   $         18,644
         International                             8,241,637        9,076,190          4,723,167
                                             ---------------   --------------   ----------------
                                             $     8,379,486   $    9,120,157   $      4,741,811
                                             ===============   ==============   ================

       Total net sales:
         United States                       $    69,797,781   $   77,313,037   $     84,483,863
         International                            41,144,460       39,384,993         23,993,425
         Less:  Inter-area eliminations           (8,379,486)      (9,120,157)        (4,741,811)
                                             ----------------  --------------   ----------------
                                             $   102,562,755   $  107,577,873   $    103,735,477
                                             ===============   ==============   ================

       Operating profit:
         United States$                            3,962,144   $    5,934,688   $      8,795,583
         International                              (592,195)         417,143            987,404
         Less:  Inter-area eliminations              (49,820)         (95,698)          (701,864)
                                             --------------    --------------   -----------------
                                             $     3,320,129   $    6,256,133   $      9,081,123
                                             ===============   ==============   ================

       Identifiable assets:
         United States                       $    64,395,000   $   74,387,496   $     71,022,951
         International                            14,754,285       14,777,799         10,755,950
         Less:  Inter-area eliminations           (9,677,996)     (12,082,963)        (8,085,115)
                                             ----------------  --------------   ----------------
                                             $    69,471,289   $   77,082,332   $     73,693,786
                                             ===============   ==============   ================

                  HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Net sales to unaffiliated customers is based on the location of the customers. International inter-area sales represent shipment of inventory to international subsidiaries and purchases of inventory from international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated from the consolidated net sales. Operating profit is comprised of revenue less related cost of sales, selling expenses, general and administrative expenses, and does not include either interest expense, income taxes or minority shareholders' interest.

        Other income consists primarily of royalty income, income from short-term investments, income recognized due to the sale or licensing of trademarks, foreign currency exchange gains and losses, and gains or losses from the sale or disposition of assets.


14.     Major Customer:

        For 1994 and 1995, the Company did not have a major customer account for more than 10% of gross sales. During 1993, the Company had one major customer that accounted for approximately 10% of gross sales.


15.     Acquisitions:

        On December 11, 1991, the Company entered into a joint venture with a Dutch company to market and distribute Saucony footwear. On December 31, 1991, the Company purchased 51% of the issued and outstanding stock of Saucony Sports BV for $413,598. On June 9, 1993, the Company increased its majority ownership from 51% to 76% by acquiring an additional 25% of the issued and outstanding common stock from the minority shareholder, for $210,192, which equaled the book value of the stock.

        At January 5, 1996, December 30, 1994 and December 31, 1993, Saucony Sports BV had assets of $1,595,470, $1,853,804 and $2,080,443, liabilities of $1,454,778, $1,551,890 and $1,458,989 and revenues of
        $3,215,936, $2,988,367 and $2,641,422, respectively.

        On March 1, 1993, the Company acquired 85% of the issued and outstanding stock of a Canadian distributor, Saucony Canada, Inc. The purchase price of $350,797 was financed with available cash of $160,954 and the issuance of a note payable of $189,843. At January 5, 1996, December 30, 1994 and December 31, 1993, Saucony Canada, Inc. had assets of $1,867,383, $2,293,569 and $1,562,263, liabilities of $740,380,
        $1,453,913 and $898,511, and revenues of $3,776,545, $3,755,057 and
        $2,663,165, respectively.

        Effective July 1, 1993, the Company acquired 50% of the issued and outstanding common stock of an Australian distributor, Saucony SP Pty. Limited for $214,159 in cash. The agreement was completed on November 13, 1993. During 1995, the Company increased its investment in Saucony SP Pty Ltd. by acquiring 28 shares of Cumulative Redeemable Preferred Stock ($1 par) for $2,081,800 in exchange for an equivalent reduction in debt owed to the Company by Saucony SP. The shares, which are redeemable on or after January 1, 1998, provide for cumulative preferential dividends and confer priority to the preferred shareholders., with respect to dividends and return of share capital and share premium. As the fair value of assets acquired equaled the carrying value of the debt reduction, there was no impact on consolidated net income.

        At January 5, 1996, December 30, 1994 and December 31, 1993, Saucony SP had assets of $7,401,248, $7,252,590 and $4,674,254, liabilities of
        $5,527,511, $6,848,537 and $4,414,133, and revenues of $11,661,122,
        $10,840,627 and $3,819,165, respectively.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        These acquisitions are accounted for as purchases.


16.     Concentration of Credit Risk:

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

        The Company maintains cash and cash equivalents with various major financial institutions. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. Government. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

        Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers financial condition but does not generally require collateral. Approximately 41% of the Company's gross trade receivables balance were represented by 13 customers, at January 5, 1996, which exposes the Company to the concentrations of credit risk.

17.     Fair Value of Financial Instruments

        The carrying value of cash, cash equivalents, receivables, long-term debt and other notes payable approximates fair value. The Company believes similar terms for current long-term debt and other notes payable would be attainable. The fair value of marketable securities are estimated based upon quoted market prices for these securities. At January 5, 1996, estimated fair value of the Company's financial instruments approximated the carrying value.

                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

  For the Years Ended January 5, 1996, December 30, 1994 and December 31, 1993




                                                       Additions
                                          Balance,     charged to     Deductions      Balance,
                                          beginning     costs and        from           end
                                          of year       expenses        reserve        of year
                                    --------------  --------------  --------------   ------------

 Year ended January 5, 1996:
  Allowance for doubtful accounts
  and discounts                       $  1,147,409   $  5,072,962   $   5,280,127    $     940,244

 Year ended December 30, 1994:
  Allowance for doubtful accounts
  and discounts                       $  1,191,819   $  4,754,567   $   4,798,977    $   1,147,409

 Year ended December 31, 1993:
  Allowance for doubtful accounts
  and discounts                       $  1,001,615   $  4,310,019   $   4,119,815    $   1,191,819

                                  Exhibit Index

Exhibit
Number                              Description                                        Page
- ------                              -----------                                       ------
3.1            Restated Articles of Organization, as amended, of the
               Registrant are incorporated herein by  reference to
               Exhibit 4.1 to the Registrant's Registration Statement
               on Form S-8 (File No. 33-66482)                                            *

3.2            By-Laws, as amended, of the Registrant are incorporated
               herein by reference to Exhibit 3.3 to the Registrant's
               Registration Statement on Form S-2, as amended
               (File No. 33-61040) (the "Form S-2")                                       *

10.1           Note Purchase Agreement between the Registrant and
               the Principal Mutual Life Insurance Company is incorporated herein by reference to Exhibit (4b) to the Registrant's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1988 (the "1988 10-K Report")                                              *

10.2           Credit Agreement among the Registrant, State Street Bank
               and Trust Company and CoreStates Bank, N.A., dated
               August 31, 1993 is incorporated herein by reference
               to Exhibit 10.2 to the Registrant's Annual Report on Form
               10-K for the fiscal year ended December 31, 1993 (the
               "1993 10-K Report")                                                        *

10.3           Guarantee of the Registrant to the Bank of Nova Scotia
               is incorporated herein by reference to Exhibit 10.3 to
               the 1993 10-K Report                                                       *

10.4           Letter of Guarantee of the Registrant to State Street
               Finance Limited is incorporated herein by reference
               to Exhibit 10.4 to the 1993 10-K Report                                    *

10.5**         1982 Employee Stock Option Plan, as amended, is incorporated
               herein by reference to Exhibit 10.7 to the Form S-2                        *

10.6**         Amendment to the Credit Agreement among the Registrant,
               State Street Bank and Trust Company and CoreStates Bank,
               N.A., dated August 31, 1993, is incorporated herein by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form
               10-Q for the 39 weeks ended September 30, 1994                             *

10.7**         Employment Agreement, as amended, between the Registrant
               and John H. Fisher is incorporated herein by reference to Exhibit
               10.7 to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended December 30, 1994 (the "1994 10-K Report")               *


10.8**         Employment Agreement, as amended, between the Registrant
               and Charles A. Gottesman is incorporated herein by reference
               to Exhibit 10.8 of the 1994 10-K Report                                    *

10.9**         Employment Agreement, as amended, between the Registrant
               and James A. Buchanan is incorporated herein by reference to
               Exhibit 10.9 of the 1994 10-K Report                                      *

10.10**        Consulting Agreement, as amended, between the Registrant
               and Phyllis H. Fisher is incorporated herein by reference to
               Exhibit 10.10 of the 1994 10-K Report                                      *

10.11+         License Agreement, dated as of January 1, 1994, between
               Brookfield Athletic Co., Inc. and Mattel, Inc. is incorporated
               herein by reference to Exhibit 10.11 to the 1993 10-K Report               *

10.12+         License Agreement, dated as of December 30, 1993, between
               Brookfield Athletic Co., Inc. and Mattel, Inc. (d/b/a Mattel Toys,
               Europe) is incorporated herein by reference to Exhibit 10.12
               to the 1993 10-K Report                                                    *

10.13+         License Agreement between Brookfield Athletic Co., Inc. and
               Playskool, Inc., as amended, is incorporated herein by
               reference to Exhibit 10.14 to the Form S-2                                 *

10.14+         Letter Agreement, dated June 3, 1993, between Brookfield
               Athletic Co., Inc. and Playskool, Inc. is incorporated herein
               by reference to Exhibit 10.14 to the 1993 10-K Report                      *

10.15+         Letter Agreement, dated January 26, 1995, between Brookfield
               Athletic Co., Inc. and Hasbro, Inc. is incorporated herein by
               reference to Exhibit 10.15 of the 1994 10-K Report                         *

10.16+         Patent Cross-License Agreement for In-Line Skates, dated
               June 1993, and as amended September 1993, among the
               Registrant, Brookfield Athletic Co., Inc., Rollerblade, Inc.
               and David Wolf is incorporated herein by reference to
               Exhibit 10.17 to the 1993 10-K Report                                      *

10.17          License Agreement between the Registrant and Cal's Best,
               Inc. (d/b/a Bangor Trading Company) is incorporated herein
               by reference to Exhibit 10.27 to the Form S-2                              *

10.18+         Trademark License Agreement, dated as of February 1, 1994, between the Registrant and Leif J. Ostberg, Inc. is incorporated
               herein by reference to Exhibit 10.21 of the 1993 10-K Report               *

10.19**        1993 Equity Incentive Plan, as amended, is incorporated
               herein by reference to Exhibit 10.21of the 1994 10-K Report                *


10.20**        1993 Director Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
               10-Q for the thirteen weeks ended April 2, 1993, as amended
               (the "Form 10-Q")                                                          *

10.21**        VP Bonus Plan is incorporated herein by reference to
               Exhibit 10.19 to the Form S-2                                              *

10.22**        Compensation Agreement between the Registrant and
               James H. Noyes, Jr. is incorporated herein by reference
               to Exhibit 10.3 to the Form 10-Q                                           *

10.23+         License and Royalty Agreement between Brookfield
               Athletic Co., Inc. and Franklin Sports, Inc. is incorporated herein by reference to Exhibit 10.25 of the 1994 10-K
               Report                                                                     *

10.24+         License Agreement, dated May 2, 1994, between
               Brookfield Athletic Co., Inc. and The Walt Disney Company,
               Inc. is incorporated herein by reference to Exhibit 10.26
               of the 1994 10-K Report                                                    *

10.25++        License Agreement dated August 1, 1995 between Spalding
               Sports Worldwide and Brookfield Athletic Co., Inc.

10.26++        License Agreement dated April 1, 1995 between Mattel,
               Inc. and Brookfield Athletic Co., Inc.

10.27++        License Agreement dated April 1, 1995 between Hasbro,
               Inc. and Brookfield Athletic Co., Inc.

10.28**        Employment Agreement, dated as of June 1, 1995, betweeen
               the Registrant and Wolfgang Schweim is incorporated herein by reference to Exhibit 10.01 to the Registrant's Quarterly Report
               on Form 10-Q for the twenty-six weeks ended June 30, 1995.                 *

10.29**        Letter Agreement dated March 30, 1995, betweeen the Registrant and Principal Mutual Life Insurance Company is incorporated herein by reference to Exhibit 10.01 to the Registrant's Quarterly Report
               on Form 10-Q for the thirteen weeks ended March 31, 1995.                  *

21             Subsidiaries of the Registrant

23             Consent of Coopers & Lybrand L.L.P.

27             Financial Data Schedule



*              Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form
               10-K.

+ Confidential treatment previously granted as to certain portions of such document.

++ Confidential treatment requested as to certain portions of such document.
