Form 10-Q
period 1996-04-05
HYDE ATHLETIC INDUSTRIES INC
filed 1996-05-17
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the 13 Weeks Ended April 5, 1996    Commission File Number 0-05083


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

                                  508-532-9000
              (Registrant's telephone number (including area code)


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


          Class                         Outstanding as of May 13, 1996

Class A Common Stock-$.33 1/3 Par Value       2,701,727
Class B Common Stock-$.33 1/3 Par Value       3,515,415
                                              ---------

                                              6,217,142
                                              =========

                         HYDE ATHLETIC INDUSTRIES, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets as of April 5, 1996
     and January 5, 1996

  Condensed Consolidated Statements of Income for the thirteen weeks ended April 5, 1996 and March 31, 1995

  Condensed Consolidated Statements of Stockholders' Equity for the thirteen weeks ended April 5, 1996 and March 31, 1995

  Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 5, 1996 and March 31, 1995

  Notes to Condensed Consolidated Financial Statements -
     April 5, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signature
                           HYDE ATHLETIC INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

                                       ASSETS
                                                     April 5,       January 5,
                                                       1996            1996
                                                       ----            ----

CURRENT ASSETS
 Cash and cash equivalents                         $  5,549,816   $ 11,668,316
 Marketable securities                                  150,390        307,500
 Accounts receivable                                 28,506,090     17,361,195
 Inventories                                         23,409,960     26,831,600
 Prepaid expenses and other
   current assets                                     3,493,788      3,021,479
                                                   ------------   ------------

    TOTAL CURRENT ASSETS                             61,110,044     59,190,090
                                                   ------------   ------------


PROPERTY, PLANT, AND EQUIPMENT, NET                   8,117,279      8,122,937
                                                   ------------   ------------


OTHER ASSETS
 Investment in limited partnerships                     753,433        753,433
 Other assets                                         1,325,570      1,404,829
                                                   ------------   ------------

    TOTAL OTHER ASSETS                                2,079,003      2,158,262
                                                   ------------   ------------


TOTAL ASSETS                                       $ 71,306,326   $ 69,471,289
                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                     $  4,314,080   $  4,336,940
 Accounts payable                                     4,174,132      5,055,967
 Accrued expenses and other
   current liabilities                                4,492,297      3,136,653
 Current maturities of long term debt                 2,243,412      2,199,225
                                                   ------------   ------------

    TOTAL CURRENT LIABILITIES                        15,223,921     14,728,785
                                                   ------------   ------------


LONG TERM DEBT                                        4,529,533      4,205,568
                                                   ------------   ------------

DEFERRED INCOME TAXES                                 2,020,828      2,001,655
                                                   ------------   ------------

MINORITY INTEREST                                       345,103        170,227
                                                   ------------   ------------

STOCKHOLDERS' EQUITY
 Common stock, $.33 1/3 par value                     2,138,514      2,138,514
 Additional paid in capital                          15,521,470     15,521,470
 Retained earnings                                   32,950,336     32,210,867
 Accumulated translation                               (207,451)      (257,694)
                                                   -------------  -------------

   Total                                             50,402,869     49,613,157

Less:   Unearned compensation                           162,138        194,313
        Treasury stock                                1,053,790      1,053,790
                                                   ------------   ------------

 TOTAL STOCKHOLDERS' EQUITY                          49,186,941     48,365,054
                                                   ------------   ------------


TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                              $ 71,306,326   $ 69,471,289
                                                   ============   ============

             See notes to condensed consolidated financial statements

                           HYDE ATHLETIC INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THIRTEEN WEEKS ENDED APRIL 5, 1996 AND MARCH 31, 1995

                                    (Unaudited)

                                           April 5,           March 31,
                                             1996               1995
                                             ----               ----

Net sales                                 $31,891,893        $30,237,901

Other income                                 249,654             126,221
                                          ----------         -----------


Total revenue                             32,141,547          30,364,122
                                          ----------         -----------


Costs and expenses
 Cost of sales                            22,587,788          20,376,734
 Selling, general and
   administrative expenses                 7,889,063           8,478,030
 Interest expense                            263,198             435,168
                                          ----------         -----------


   Total costs and expenses               30,740,049          29,289,932
                                          ----------         -----------


Income before income taxes
 and minority interest                     1,401,498           1,074,190
Provision for income taxes                   526,618             417,103

Minority interest in income of
 consolidated subsidiaries                   135,411              28,148
                                          ----------         -----------


Net income                                $  739,469         $   628,939
                                          ==========         ===========

Per share amounts:

Net income                                      $0.12              $0.10
                                          ===========        ===========

Weighted average common shares
 and equivalents outstanding               6,225,960           6,252,746
                                          ==========         ===========

Cash dividends per share of
 common stock                                      0                   0
                                          ==========         ===========

              See notes to condensed consolidated financial statements

                                             HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE THIRTEEN WEEKS ENDED APRIL 5, 1996 AND MARCH 31, 1995
                                                               (Unaudited)


                                                                                                                           Stock-
                                  Common Stock        Paid-In     Retained       Treasury Stock    Unearned  Accumulated  holders'
                              Class A     Class B     Capital     Earnings     Shares     Amount CompensationTranslation   Equity
                              -------     -------     -------     --------     ------     ------ -----------------------   ------



Balance, December 31, 1994    $901,342  $1,236,705  $15,592,805  $30,619,761 180,700  ($ 977,103) ($447,211)  ($171,471) $46,754,828

Amortization of unearned
 compensation                      --           --          --          --        --          --     55,302         --       55,302

Net income                         --           --          --     628,939        --          --         --         --      628,939

Foreign currency translation
 adjustments                       --           --          --          --        --          --         --   (195,858)    (195,858)
                              -------   ----------  ----------   ---------  --------  ---------- ----------   ---------  -----------


Balance, March 31, 1995       $901,342  $1,236,705  $15,592,805  $31,248,700 180,700  ($ 977,103) ($391,909)  ($367,329) $47,243,211
                              ========  ==========  ===========  ===================  =========== ==========   ========  ===========

Balance, January 5, 1996      $901,575  $1,236,939  $15,521,470  $32,210,867 198,400 ($1,053,790) ($194,313)  ($257,694) $48,365,054

Amortization of unearned
 compensation                      --           --          --          --        --          --     32,175         --       32,175

Net income                         --           --          --     739,469        --          --         --         --      739,469

Foreign currency translation
 adjustments                       --           --          --          --        --          --         --     50,243       50,243
                              -------   ----------  ----------   ---------  --------  ---------- ----------   --------   ----------


Balance, April 5, 1996        $901,575  $1,236,939  $15,521,470  $32,950,336 198,400 ($1,053,790) ($162,138)  ($207,451) $49,186,941
                              ========  ==========  ===========  =================== ============ ==========  ========== ===========

                                               See notes to condensed consolidated financial statements


                           HYDE ATHLETIC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THIRTEEN WEEKS ENDED APRIL 5, 1996 AND MARCH 31, 1995

                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (Unaudited)
                                                           April 5,          March 31,
                                                             1996              1995
                                                             ----              ----


Cash flows from operating activities:

 Net income                                              $     739,469     $     628,939
                                                         -------------     -------------


 Adjustments to reconcile net income to
   net cash
 Provided (used) by operating activities:
   Depreciation and amortization                               365,645           274,480
   Deferred income tax benefit                                (162,886)         (217,656)
   Provision for bad debts and discounts                     1,786,267         1,652,865
   Minority interest in income of
    consolidated subsidiaries                                  135,411            28,148
   Compensation from stock grants and
    stock options                                               32,175            55,302
   (Gain) loss on sale of equipment                              4,372            (1,179)

 Changes in operating assets and liabilities,
  net of effects of foreign currency adjustments:
   Decrease (increase) in assets:
    Marketable securities                                      157,110                 0
    Accounts receivable                                    (12,795,009)       (4,892,398)
    Inventories                                              3,512,645         1,888,125
    Prepaid expenses and other current
      assets                                                  (105,293)       (1,093,658)

   Increase (decrease) in liabilities:
    Accounts payable                                          (873,280)       (1,029,366)
    Accrued expenses                                         1,182,437           193,331
                                                         -------------     -------------


   Total adjustments                                        (6,760,406)       (3,142,006)
                                                         --------------    --------------


 Net cash used by operating activities                      (6,020,937)       (2,513,067)
                                                         --------------    --------------


 Cash flows from investing activities:
   Purchases of property, plant and
    equipment                                                 (252,763)         (106,558)
   Increase in deferred charges,
    deposits and other                                         (35,289)           (9,273)
   Proceeds from sale of equipment                              76,896               846
                                                         -------------     -------------


 Net cash used by investing activities                        (211,156)         (114,985)
                                                         --------------    --------------


 Cash flows from financing activities:
   Net short-term borrowings                                  (124,697)        1,850,830
   Repayment of long term debt
    and capital lease obligations                             (108,430)         (665,357)
   Payment of termination benefit payable                            0           (26,866)
   Proceeds from long-term borrowings                          419,766                 0
                                                         -------------     -------------


 Net cash provided by financing activities                     186,639         1,158,607

 Effect of exchange rate changes on cash
   and cash equivalents                                        (73,046)         (168,452)
                                                         --------------    --------------


 Net decrease in cash and cash equivalents                  (6,118,500)       (1,637,897)

 Cash and equivalents at, beginning of
   period                                                   11,668,316         3,349,776
                                                         -------------     -------------


 Cash and equivalents at, end of period                  $   5,549,816     $   1,711,879
                                                         =============     =============

 Supplemental disclosure of cash flow
   information:

   Cash paid during the period for:
    Incomes taxes                                        $      76,595     $     427,385
                                                         =============     =============

    Interest                                             $      60,611     $     585,564
                                                         =============     =============

 Non-cash investing and financing activities:
   Property purchased under capital leases               $      42,740     $      98,103
                                                         =============     =============

            See notes to condensed consolidated financial statements


                  HYDE ATHLETIC INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          April 5, 1996

                           (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principals. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for thirteen weeks ended April 5, 1996, are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES

Inventories at April 5, 1996 and January 5, 1996, consisted of the following:

                                   April 5,           January 5,
                                     1996                1996
                                     ----                ----


  Finished Goods                $  19,907,336       $  22,954,048
  Work in Process                      82,948              20,243
  Raw Materials and Supplies        3,419,676           3,857,309
                                -------------       -------------


                                $  23,409,960       $  26,831,600
                                =============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended April 5, 1996 Compared to Thirteen Weeks Ended March 31,
1995

The Company's net sales increased by 5.5% to $31,892,000 for the thirteen weeks ended April 5, 1996 from $30,238,000 for the thirteen weeks ended March 31, 1995.

Net sales of the Company's Saucony products increased by 10%, to $25,709,000, in the first quarter of 1996 over the comparable fiscal period in 1995, reflecting both greater volume of units shipped and higher selling prices. Saucony domestic sales were up 15% in the first quarter of 1996 over the comparable 1995 period due to a greater volume of units sold and higher selling prices, while foreign sales were flat in the first quarter of 1996 in comparison with the first quarter of 1995. Sales decreases were recognized by all foreign Saucony subsidiaries, with the exception of Saucony Canada, in the first quarter of 1996 in comparison with the first quarter of 1995. Sales to the Company's foreign Saucony distributors were down by 1% in the first quarter of 1996 in comparison with the first quarter of 1995.

Net sales of the Company's Brookfield products decreased by 31%, to $3,254,000, for the quarter ended April 5, 1996 compared with the first quarter of 1995. Domestic sales decreased by 54% , primarily as a result of decreased unit sales and lower selling prices. Brookfield's foreign sales increased by 117% in the first quarter of 1996, reflecting a greater volume of units shipped compared with the first quarter in 1995.

Other Income increased in the 1996 fiscal period to $250,000 from $126,000 in the comparable period in fiscal 1995, due primarily to greater income from short term investments and net currency exchange gains.

The Company's gross profit decreased by 5.7%, to $9,304,000, in the first quarter of 1996 in comparison with the 1995 first quarter. The gross margin decreased to 29.2% in the first quarter of 1996 in comparison with the gross margin of 32.6% in the 1995 period. The margin decrease at Saucony resulted from increased sales of lower priced, lower margin footwear in the 1996 period. The decline in the Brookfield gross margin resulted from a greater ratio of lower margin international and domestic product sales to higher margin international and domestic product sales in the fiscal 1995 period.

Selling, general and administrative expenses as a percentage of net sales decreased to 24.7% of net sales for the thirteen week period ended April 5, 1996 from 28% in the comparable 1995 fiscal quarter. Selling expenses were reduced by approximately $300,000 primarily as a result of a decrease in commissions during the quarter, as compared to the comparable 1995 fiscal quarter due to a change in the sales mix to lower priced products, which are commissionable at lower rates. General and administrative expenses decreased by $300,000 primarily due to reductions in professional fees, bad debt expense and payroll.

Interest expense decreased approximately 40% in the first quarter of 1996 in comparison with the first quarter of 1995, reflecting the paydown of long term debt and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

The provision for income tax of 37.6% in the first quarter of 1996 reflected a decrease from 38.8% for the comparable quarter in 1995. The decrease resulted from a shift in the composition of foreign and domestic pretax profits.


LIQUIDITY AND CAPITAL RESOURCES

As of April 5, 1996, the Company's cash and cash equivalents totalled $5,550,000, a decrease of $6,118,000 from January 5, 1996. The decrease resulted from an increase in accounts receivable of $11,009,000, net of the provision for bad debts and discounts of $1,786,000, offset in part by a decrease of $3,513,000 in inventory. The increase in accounts receivable was due to increased net sales of the Company's Saucony product during the thirteen week period ended April 5, 1996. Inventories decreased due to improved inventory management and the sale of past season styles during the first
quarter.   The Company's inventory turn ratio increased to 3.6 turns from 2.6 turns in the comparable thirteen week period in fiscal 1995. The Company's days receivables outstanding decreased from the comparable period in fiscal 1995 to 81 days from 82 days.

For the thirteen weeks ended April 5, 1996 the Company used $6,021,000 of net cash to finance operating activities, expended $253,000 to acquire capital assets, received $77,000 from the sale of capital assets, reduced short-term borrowings by $125,000, expended $108,000 to reduce long-term debt and borrowed $420,000 on a long-term basis, secured by the Company's facility in St. Peters, Australia.

Principal factors, other than net income, changes in accounts receivable and inventory, affecting operating cash flows in the first quarter of 1996 include: the sale of $157,000 of marketable securities; an increase in prepaid expenses of $105,000 due to advertising payments; an $873,000 decrease in accounts payable as a result of improved inventory management reducing required purchases; and an increase in accrued expenses of $1,182,000 due primarily to the higher selling, marketing and tax expenses associated with expanding the business. The declining value of the U.S. dollar further decreased the value of cash and cash equivalents by $73,000.


INFLATION AND CURRENCY RISK

The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company, from foreign suppliers, has been minimal since the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation risk, with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables. The Company has entered into certain forward foreign exchange contracts to minimize the transaction currency risk.

FASB 123

The Financial Accounting Standards Board issued Financial Accounting Standards No. 123 `Accounting for Stock Based Compensation'' (SFAS No. 123) in October 1995. SFAS 123 establishes the financial accounting and reporting standards for all stock-based compensation. SFAS 123 prescribes a fair value method of accounting for stock options and other similar equity instruments and encourages companies to adopt this accounting treatment for all stock-based compensation plans. However, under SFAS 123, companies are permitted to continue to measure compensation expense using the intrinsic value based method of accounting as prescribed by APB Opinion No. 15, `Accounting for Stock Issued to Employees,'' provided that pro forma disclosures are made of net income and earnings per share had the fair value method been adopted.

SFAS 123 is effective for fiscal years commencing after December 15, 1995. As permitted by SFAS 123, the Company intends to continue to account for employee stock compensation expense under the precepts of APB Opinion No. 25. The only effect of adopting SFAS 123 will be the added disclosure requirements which will be incorporated into the 10-K filing for the fiscal year 1996.












PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     11.00 -   Computation of Earnings Per Share

     27.00 -   Financial Data Schedule


b.   Reports on Form 8-K.

     Form 8-K, dated March 21, 1996, was filed with the Securities and Exchange Commission on March 21, 1996. The Form 8-K filed, under Item 5, included certain `Cautionary Statements'' for the purpose of establishing a readily available document which may be referenced pursuant to the `safe harbor'' provisions of the Private Securities Litigation Reform Act of 1995.





                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HYDE ATHLETIC INDUSTRIES, INC.



Date:   May 17, 1996          By:  /s/Charles A. Gottesman
                                   -----------------------

                                   Charles A. Gottesman
                                   Executive Vice President
                                   Chief Operating Officer
                                   (Duly authorized officer and
                                   principal financial officer)