Form 10-Q
period 1996-07-05
HYDE ATHLETIC INDUSTRIES INC
filed 1996-08-16
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the 26 Weeks Ended July 5, 1996      Commission File Number 0-05083


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

                                  508-532-9000
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ X ]     No  [    ]


          Class                         Outstanding as of August 12, 1996

Class A Common Stock-$.33 1/3 Par Value        2,702,227
Class B Common Stock-$.33 1/3 Par Value        3,520,773
                                               ---------
                                               6,223,000










                         HYDE ATHLETIC INDUSTRIES, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets as of July 5, 1996
     and January 5, 1996

   Condensed Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended
     July 5, 1996 and June 30, 1995

   Condensed Consolidated Statements of Stockholders'
     Equity for the twenty-six weeks ended July 5, 1996
     and June 30, 1995

   Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 5, 1996 and June 30, 1995

   Notes to Condensed Consolidated Financial Statements -
     July 5, 1996

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders
Item 6.  Exhibits and Reports on Form 8-K
Signature



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         HYDE ATHLETIC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                   July 5,           January 5,
                                                     1996               1996
                                                     ----               ----
CURRENT ASSETS
 Cash and cash equivalents                      $  3,818,715      $ 11,668,316
 Marketable securities                               303,672           307,500
 Accounts receivable                              28,814,632        17,361,195
 Inventories                                      23,125,192        26,831,600
 Prepaid expenses and other current assets         3,139,177         3,021,479
                                                ------------      ------------
    TOTAL CURRENT ASSETS                          59,201,388        59,190,090
                                                ------------      ------------

PROPERTY, PLANT, AND EQUIPMENT, NET                9,058,676         8,122,937
                                                ------------      ------------

OTHER ASSETS
 Investments in limited partnerships                 753,433           753,433
 Other assets                                      1,429,018         1,404,829
                                                ------------      ------------
    TOTAL OTHER ASSETS                             2,182,451         2,158,262
                                                ------------      ------------
TOTAL ASSETS                                    $ 70,442,515      $ 69,471,289
                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                  $  4,125,194      $  4,336,940
 Accounts payable                                  5,154,149         5,055,967
 Accrued expenses and other current liabilities    3,393,516         3,136,653
 Current maturities of long-term debt              2,459,146         2,199,225
                                                ------------      ------------

    TOTAL CURRENT LIABILITIES                     15,132,005        14,728,785
                                                ------------      ------------

LONG-TERM DEBT                                     3,468,711         4,205,568
                                                ------------      ------------

DEFERRED INCOME TAXES                              1,981,802         2,001,655
                                                ------------      ------------

MINORITY INTEREST                                    482,919           170,227
                                                ------------      ------------

STOCKHOLDERS' EQUITY
 Common stock, $.33 1/3 par value                  2,138,514         2,138,514
 Additional paid in capital                       15,521,470        15,521,470
 Retained earnings                                33,064,029        32,210,867
 Accumulated translation                            (163,182)         (257,694)
                                                -------------     -------------
    Total                                         50,560,831        49,613,157

Less:   Unearned compensation                        129,963           194,313
        Treasury stock                             1,053,790         1,053,790
                                                ------------      ------------

 TOTAL STOCKHOLDERS' EQUITY                       49,377,078        48,365,054
                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 70,442,515      $ 69,471,289
                                                ============      ============

                  See notes to consolidated financial statements

                                              HYDE ATHLETIC INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 5, 1996 AND JUNE 30, 1995
                                                       (Unaudited)


                                               13 Weeks             13 Weeks           26 Weeks             26 Weeks
                                                Ended                Ended              Ended                Ended
                                               July 5,              June 30,           July 5,              June 30,
                                                 1996                 1995               1996                 1995
                                                 ----                 ----               ----                 ----
Net sales                                   $   29,040,990     $   25,413,737       $   60,932,883       $   55,651,638

Other income                                       367,593            859,868              617,247              986,089
                                            --------------     --------------       --------------       --------------

Total revenue                                   29,408,583         26,273,605           61,550,130           56,637,727
                                            --------------     --------------       --------------       --------------

Costs and expenses
  Cost of sales                                 20,848,665         17,380,076           43,436,453           37,756,810
  Selling, general and
     administrative expenses                     8,052,403          7,395,735           15,941,466           15,873,765
  Interest expense                                 239,047            311,463              502,245              746,631
                                            --------------     --------------       --------------       --------------

     Total costs and expenses                   29,140,115         25,087,274           59,880,164           54,377,206
                                            --------------     --------------       --------------       --------------
Income before income taxes
  and minority interest                            268,468          1,186,331            1,669,966            2,260,521

Provision for income taxes                          61,309            460,844              587,927              877,947

Minority interest in income (loss) of
  consolidated subsidiaries                         93,466           (113,550)             228,877              (85,402)
                                            --------------     ---------------      --------------       ---------------

Net income                                  $      113,693     $      839,037       $      853,162       $    1,467,976
                                            ==============     ==============       ==============       ==============

Per share amounts:

Net income                                          $0.02               $0.13                $0.14                $0.23
                                            =============      ==============       ==============       ==============

Weighted average common shares
  and equivalents outstanding                    6,244,225          6,245,913            6,235,093            6,249,313
                                            ==============     ==============       ==============       ==============

Cash dividends per share of
  common stock                              $            0     $            0       $            0       $            0
                                            ==============     ==============       ==============       ==============


                                           See notes to consolidated financial statements

                                  HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE TWENTY-SIX WEEKS ENDED JULY 5, 1996 AND JUNE 30, 1995
                                                    (Unaudited)

                                                                                Additional
                                          Common Stock            Paid-In        Retained
                                     Class A       Class B        Capital        Earnings
                                     -------        ------         ------        --------
Balance, December 31, 1994          $  901,342  $  1,236,705    $ 15,592,805  $30,619,761

Issuance of 1,400 shares of
 common stock, stock option
 exercise                                  233           234           3,184           --

Cancellation of below market
 options                                    --            --         (74,519)          --

Amortization of unearned
 compensation                               --            --              --           --

Acquisition of 17,700 shares
 of common stock, at cost                   --            --              --           --

Net income                                  --            --              --    1,467,976

Foreign currency translation
 adjustments                                --            --              --           --
                                    ----------  ------------    ------------  -----------

Balance, June 30, 1995              $  901,575  $  1,236,939    $ 15,521,470  $32,087,737
                                    ==========  ============    ============  ===========

Balance, January 6, 1996            $  901,575  $  1,236,939    $ 15,521,470  $32,210,867

Amortization of unearned
 compensation                               --            --              --           --

Net income                                  --            --              --      853,162

Foreign currency translation
 adjustments                                --            --              --           --
                                    ----------  ------------    ------------  -----------

Balance, July 5, 1996               $  901,575  $  1,236,939    $ 15,521,470  $33,064,029
                                    ==========  ============    ============  ===========

                                        Treasury Stock          Unearned      Accumulated  Stockholders'
                                      Shares      Amount      Compensation    Translation      Equity
                                      ------      ------      ------------     ----------      ------
Balance, December 31, 1994          180,700    ($   977,103) ($   447,211)   ($   171,471) $ 46,754,828

Issuance of 1,400 shares of
 common stock, stock option
 exercise                                --              --            --              --         3,651

Cancellation of below market
 options                                 --              --        74,519              --            --

Amortization of unearned
 compensation                            --              --        82,379              --        82,379

Acquisition of 17,700 shares
 of common stock, at cost            17,700         (76,687)           --              --       (76,687)

Net income                               --              --            --              --     1,467,976

Foreign currency translation
 adjustments                             --              --            --        (103,459)     (103,459)
                                   --------    ------------  ------------    --------------------------

Balance, June 30, 1995              198,400    ($ 1,053,790) ($   290,313)   ($   274,930) $ 48,128,688
                                   ========    ==========================     ===========  ============

Balance, January 6, 1996            198,400    ($ 1,053,790) ($   194,313)   ($   257,694) $ 48,365,054

Amortization of unearned
 compensation                            --              --        64,350              --        64,350

Net income                               --              --            --              --       853,162

Foreign currency translation
 adjustments                             --              --            --          94,512        94,512
                                   --------    ------------  ------------    ------------  ------------

Balance, July 5, 1996               198,400    ($ 1,053,790) ($   129,963)   ($   163,182) $ 49,377,078
                                   ========    ==========================    =========================

                                        See notes to condensed consolidated financial statements

                               HYDE ATHLETIC INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE TWENTY-SIX WEEKS ENDED JULY 5, 1996 AND JUNE 30, 1995

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                         (Unaudited)
                                                         July 5,            June 30,
                                                           1996               1995
                                                           ----               ----
Cash flows from operating activities:

 Net income                                            $       853,162   $     1,467,976
                                                       ---------------   ---------------

 Adjustments to reconcile net income to
    net cash
 Provided (used) by operating activities:
    Depreciation and amortization                              730,526           577,275
    Deferred income tax benefit                               (134,175)         (375,806)
    Provision for bad debts and discounts                    3,075,765         2,778,129
    Minority interest in consolidated
     subsidiaries income (loss)                                228,877           (85,402)
    Compensation from stock grants and
     stock options                                              64,350            82,379
    (Gain) loss on sale of equipment                             4,372            (1,375)
    Gain on sale of investment in limited
     partnership                                                    --          (397,645)

 Changes in operating assets and liabilities:
    Decrease (increase) in assets:
     Marketable securities                                       3,828                --
     Accounts receivable                                   (14,249,400)       (1,030,190)
     Inventories                                             3,832,894         2,235,890
     Prepaid expenses and other current
      assets                                                   (73,729)         (964,996)
    Increase (decrease) in liabilities:
     Accounts payable                                          (42,333)           19,707
     Accrued expenses                                          593,720          (942,916)
                                                       ---------------   ----------------

    Total adjustments                                       (5,965,305)        1,895,050
                                                       ----------------  ---------------

 Net cash provided (used) by operating activities           (5,112,143)        3,363,026
                                                       ----------------  ---------------

 Cash flows from investing activities:
    Purchases of property, plant and
     equipment                                                (373,375)         (146,027)
    Increase in deferred charges,
     deposits and other                                       (402,803)          (51,123)
    Proceeds from sale of investment in
     limited partnership                                            --         1,335,289
    Proceeds from sale of equipment                             76,896               846
                                                       ---------------   ---------------

 Net cash provided (used) by investing activities             (699,282)        1,138,985
                                                       ----------------  ---------------

 Cash flows from financing activities:
    Net short-term borrowings                                 (323,505)         (177,511)
    Repayment of long-term debt
     and capital lease obligations                          (2,146,271)       (2,695,918)
    Proceeds from long-term borrowings                         419,766                --
    Payment of termination benefit payable                          --           (26,866)
    Common stock repurchased                                        --           (76,687)
    Issuances of common stock, including
     options                                                        --             3,651
                                                       ---------------   ---------------

 Net cash used by financing activities                      (2,050,010)       (2,973,331)

 Effect of exchange rate changes on cash
    and cash equivalents                                        11,834            33,682
                                                       ---------------   ---------------

 Net increase (decrease) in cash
    and cash equivalents                                    (7,849,601)        1,562,362

 Cash and equivalents at beginning of
    period                                                  11,668,316         3,349,776
                                                       ---------------   ---------------

 Cash and equivalents at end of period                 $     3,818,715   $     4,912,138
                                                       ===============   ===============

 Supplemental disclosure of cash flow
    information:

    Cash paid during the period for:
     Incomes taxes, net of refunds                     $       405,113   $     1,204,406
                                                       ===============   ===============

     Interest                                          $       488,313   $     1,015,067
                                                       ===============   ===============
 Non-cash investing and financing activities:
    Property purchased under capital leases            $     1,108,510   $        98,103
                                                       ===============   ===============

    Sale of investment in limited partnership
     Cash received, net of broker fees                              --   $     1,335,289
     Reduction in short-term debt, long-term
      debt and accrued liabilities                                  --         4,055,691
                                                       ---------------   ---------------
     Total proceeds                                                 --         5,390,980
     Investment in limited partnership, net
      of distributions                                              --         4,993,335
                                                       ---------------   ---------------
     Gain realized on sale                                          --   $       397,645
                                                       ===============   ===============

    Reconciliation of assets acquired and
     liabilities assumed, business acquisitions
      Assets acquired                                               --            62,777
      Liabilities assumed                                           --            62,777
                                                       ---------------   ---------------
      Cash paid for business acquisitions                           --                 0
                                                       ===============   ===============

                                      See notes to condensed consolidated financial statements

                         HYDE ATHLETIC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 5, 1996

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 5, 1996 are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES

Inventories at July 5, 1996 and January 5, 1996, consisted of the following:

                                        July 5,                January 5,
                                          1996                    1996
                                          ----                    ----

    Finished Goods                  $     19,195,569        $     22,954,048
    Work in Process                          367,218                  20,243
    Raw Materials and Supplies             3,562,405               3,857,309
                                    ----------------        ----------------

                                    $     23,125,192        $     26,831,600
                                    ================        ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales of the Company's products for the thirteen weeks and twenty-six weeks ended July 5, 1996 and June 30, 1995:

              THIRTEEN WEEKS ENDED JULY 5, 1996 AND JUNE 30, 1995
               --------------------------------------------------

                    1996          %                1995          %
                    ----          --               ----          --

Saucony          $21,178,000    72.9%          $18,554,000       73.1%
Brookfield         4,645,000    16.0%            5,115,000       20.1%
Other              3,218,000    11.1%            1,745,000        6.9%
                 ----------- --------          -----------    --------
Total            $29,041,000   100.0%          $25,414,000      100.0%
                 ===========   ======          ===========      ======


             TWENTY-SIX WEEKS ENDED JULY 5, 1996 AND JUNE 30, 1995
             -----------------------------------------------------

                    1996          %                1995          %
                    ----          --               ----          --

Saucony          $46,887,000    77.0%          $41,846,000       75.3%
Brookfield         7,898,000    13.0%            9,839,000       17.7%
Other              6,148,000    10.0%            3,967,000        7.1%
                 ----------- --------          -----------    --------
Total            $60,933,000   100.0%          $55,652,000      100.0%
                 ===========   ======          ===========      ======

Thirteen Weeks Ended July 5, 1996 Compared to Thirteen Weeks Ended June 30, 1995
- --------------------------------------------------------------------------------

The Company's net sales increased 14.3% to $29,041,000 in the thirteen weeks ended July 5, 1996 from $25,414,000 in the thirteen weeks ended June 30, 1995.

Net sales of the Company's Saucony products increased 14% to $21,178,000 in the thirteen weeks ended July 5, 1996 from $18,554,000 in the thirteen weeks ended June 30, 1995, primarily due to increased unit shipment volume and, to a lesser extent, higher selling prices. Saucony domestic net sales increased 23% to $15,688,000 in the thirteen weeks ended July 5, 1996 from $12,778,000 in the thirteen weeks ended June 30, 1995, due to a 21% increase in unit shipment volume and higher selling prices of the Company's recently introduced products in comparison with the Company's existing products. Saucony foreign net sales decreased 5% to $5,490,000 in the thirteen weeks ended July 5, 1996 from $5,776,000 in the thirteen weeks ended June 30, 1995, due primarily to lower unit shipment volume and, to a lesser extent, lower selling prices.

Net sales of the Company's Brookfield products decreased 9% to $4,645,000 in the thirteen weeks ended July 5, 1996 from $5,115,000 in the thirteen weeks ended June 30, 1995. Brookfield domestic sales decreased 65% to $1,384,000 in the thirteen weeks ended July 5, 1996 from $3,933,000 in the thirteen weeks ended June 30, 1995, as a result of lower unit shipment volume and a shift in the sales mix to lower-priced products. Brookfield foreign net sales increased 176% to $3,261,000 in the thirteen week ended July 5, 1996 from $1,182,000 in the thirteen weeks ended June 30, 1995, due primiarily to increased unit shipment volume and, to a lesser extent, higher selling prices.

Net sales of other products increased 84% to $3,218,000 in the thirteen weeks ended July 5, 1996 from $1,745,000 in the thirteen weeks ended June 30, 1995, due primarily to additional sales from the Company's wholly-owned subsidiary, Quintana Roo, Inc. ("Quintana Roo"), which was acquired by the Company in August 1995, and increased sales of non-corporate brands.

Other income decreased 57% to $368,000 in the thirteen weeks ended July 5, 1996 from $860,000 in the thirteen weeks ended June 30, 1995, due primarily to the gain on the sale of the Company's investment in a limited partnership and the receipt of the final payment under a litigation settlement, both of which were recognized in the thirteen weeks ended June 30, 1995.

The Company's gross profit increased to $8,192,000 in the thirteen weeks ended July 5, 1996 from $8,034,000 in the thirteen weeks ended June 30, 1995. The Company's gross margin decreased to 28.2% in the thirteen weeks ended July 5, 1996 from 31.6% in the thirteen weeks ended June 30, 1995, reflecting decreases in gross margins for both Saucony and Brookfield products. The gross margin decrease for Saucony products resulted primarily from the shipment of a single, slow-moving non-current model, and, to a lesser extent, from increased freight costs. The gross margin decrease for Brookfield products resulted from a shift in the sales mix to lower-margin domestic Brookfield products and increased international sales, which yield lower margins than domestic sales.

Selling, general and administrative expenses increased to $8,052,000, or 27.7% of net sales, in the thirteen weeks ended July 5, 1996 from $7,396,000, or 29.1% of net sales, in the thirteen weeks ended June 30, 1995. Advertising and promotion expenses increased $598,000 in the thirteen weeks ended July 5, 1996 due primarily to increased Saucony domestic television and print media advertising and increased promotion in Europe. Selling expenses decreased $135,000 in such period due to increased sales of Saucony and Brookfield products, which are commissionable at lower rates. General and administrative expenses increased $194,000 in the thirteen weeks ended July 5, 1996 due to the acquisition of Quintana Roo and increased bad-debt expense.

Interest expense decreased 23% to $239,000 in the thirteen weeks ended July 5, 1996 from $311,000 in the thirteen weeks ended June 30, 1995, reflecting the paydown of the Company's senior notes and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

The effective tax rate decreased to 22.8% in the thirteen weeks ended July 5, 1996 from 38.8% in the thirteen weeks ended June 30, 1995, primarily due to a shift in the composition of foreign and domestic pre-tax profits.

Twenty-Six Weeks Ended July 5, 1996 Compared to Twenty-Six Weeks Ended June 30, 1995

The Company's net sales increased 9.5% to $60,933,000 in the twenty-six weeks ended July 5, 1996 from $55,652,000 in the twenty-six weeks ended June 30, 1995.

Net sales of the Company's Saucony products increased 12% to $46,887,000 in the twenty-six weeks ended July 5, 1996 from $41,846,000 in the twenty-six weeks ended June 30, 1995, due primarily to increased unit shipment volume and, to a lesser extent, higher selling prices. Saucony domestic net sales increased 18% to $34,257,000 in the twenty-six weeks ended July 5, 1996 from $28,924,000 in the twenty-six weeks ended June 30, 1995, due primarily to increased unit shipment volume and, to a lesser extent, higher selling prices for new product introductions. Saucony foreign net sales decreased 2% to $12,629,000 in the twenty-six weeks ended July 5, 1996 from $12,922,000 in the twenty-six weeks ended June 30, 1995 due to lower selling prices.

Net sales of the Company's Brookfield products decreased 20% to $7,898,000 in the twenty-six weeks ended July 5, 1996 from $9,839,000 in the twenty-six weeks ended June 30, 1995. Brookfield domestic sales decreased 59% to $3,265,000 in
the twenty-six weeks ended July 5, 1996 from $8,024,000        in the twenty-six
weeks ended June 30, 1995 as a result of lower unit shipment volume and a shift in sales mix to lower-priced product. Brookfield foreign net sales increased 155% to $4,633,000 in the twenty-six weeks ended July 5, 1996 from $1,815,000 in the twenty-six weeks ended June 30, 1995, reflecting increased unit shipment volume and, due to a lesser extent, higher selling prices.

Net sales of other products increased 55% to $6,148,000 in the twenty-six weeks ended July 5, 1996 from $3,967,000 in the twenty-six weeks ended June 30, 1995, due primarily to the addition of Quintana Roo, increased sales at the Company's outlet stores and increased sales of non-corporate brands.

Other income decreased 37% to $617,000 in the twenty-six weeks ended July 5, 1996 from $986,000 in the twenty-six weeks ended June 5, 1995, due primarily to the gain on the sale of the Company's investment in a limited partnership and the receipt of the final payment under a litigation settlement, both of which were recognized in the twenty-six weeks ended June 30, 1995.

The Company's gross profit decreased to $17,496,000 in the twenty-six weeks ended July 5, 1996 from $17,895,000 in the twenty-six weeks ended June 30, 1995. The Company's gross margin decreased to 28.7% in the twenty-six weeks ended July 5, 1996 from 32.2% in the twenty-six weeks ended June 30, 1995, reflecting decreases in gross margins for both Saucony and Brookfield products. The gross margin decrease for Saucony products resulted from the shipment of a single slow-moving non-current model, increased sales of lower-priced, lower-margin footwear and, to a lesser extent, from increased freight costs. The decline in Brookfield gross margin resulted from a shift in the sales mix to lower-margin domestic Brookfield products and increased international sales, which yield lower margins than domestic sales.

Selling, general and administrative expenses increased to $15,941,000, or 26.2% of net sales, in the twenty-six weeks ended July 5, 1996 from $15,874,000, or 28.5% of net sales, in the twenty-six weeks ended June 30, 1995. Advertising and promotion expenses increased $616,000 in the twenty-six weeks ended July 5, 1996 due primarily to increased Saucony domestic television and print media advertising and increased account specific advertising and promotions. Selling expenses decreased $434,000 in such period, due to increased sales of Saucony and Brookfield products which are commissionable at lower rates. General and administrative expenses decreased $114,000 in the twenty-six weeks ended July 5, 1996 due to reductions in professional fees and payroll.

Interest expense decreased 33% to $502,000 in the twenty-six weeks ended July 5, 1996 from $747,000 in the twenty-six weeks ended June 30, 1995, reflecting the paydown of the Company's senior notes and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

The effective tax rate decreased to 35.2% in the twenty-six weeks ended July 5, 1996 from 38.8% in the twenty-six weeks ended June 30, 1995, primarily due to a shift in the composition of foreign and domestic pre-tax profits.

LIQUIDITY AND CAPITAL RESOURCES

As of July 5, 1996, the Company's cash and cash equivalents totalled $3,819,000, a decrease of $7,849,000 from January 5, 1996. The decrease was the result of an increase in accounts receivable of $11,173,000, net of the provision for bad debts and discounts of $3,076,000, offset in part by a decrease of $3,833,000 in inventory. The increase in accounts receivable was due to increased net sales of Saucony products during the twenty-six weeks ended July 5, 1996. The Company's days sales outstanding for its accounts receivable increased to 89 days in the twenty-six weeks ended July 5, 1996 from 77 days in the twenty-six weeks ended June 30, 1995 due to increased payment terms given to the Company's customers. Inventories decreased due to improved inventory planning and the Company's decision to reduce inventories of slower-moving past-season styles.
As a result, the Company's inventory turn ratio increased to 3.5 turns in the twenty-six weeks ended July 5, 1996 from 2.5 turns in the twenty-six weeks ended June 30, 1995.

For the twenty-six weeks ended July 5, 1996, the Company used $5,965,000 of net cash to finance operating activities, expended $776,000 to acquire capital assets and information technology, received $77,000 from the sale of capital assets, reduced short-term borrowings by $324,000, expended $2,146,000 to reduce long-term debt and borrowed $420,000 on a long-term basis, secured by the Company's facility in St. Peters, Australia.

Principal factors, other than net income, accounts receivable and inventory affecting the operating cash flows included an increase in prepaid expenses of $74,000 (due to advance payments for operating expenses) and an increase in accrued expenses of $594,000 (due primarily to higher selling and marketing expenses associated with the higher sales level). The strengthening of the U.S. dollar increased the value of cash and cash equivalents by $12,000.

On June 27, 1996, the Company acquired an information technology system at a cost of $991,000 and in consideration therefore, entered into a long-term capital lease. The lease provides for a bargain purchase option at the conclusion of the lease term.

As of July 5, 1996, the Company had various commitments for capital expenditures, including information technology. During the balance of fiscal 1996, the Company expects to spend approximately an additional $1,350,000 for capital expenditures, primarily information technology. The Company plans to finance such expenditures with a mix of internally generated funds and asset-based lending. The recently acquired information system is expected to be operational in fiscal 1997.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investment needs and debt service payments.


INFLATION AND CURRENCY RISK

The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company, from foreign suppliers, has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation risk, with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables. The Company has entered into certain forward foreign exchange contracts to minimize the transaction currency risk.

FASB 123

The Financial Accounting Standards Board issued Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) in October 1995. SFAS 123 establishes the financial accounting and reporting standards for all stock-based compensation. SFAS 123 prescribes a fair value method of accounting for stock options and other similar equity instruments and encourages companies to adopt this accounting treatment for all stock-based compensation plans. However, under SFAS 123, companies are permitted to continue to measure compensation expense using the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income and earnings per share had the fair value method been adopted.

SFAS 123 is effective for fiscal years commencing after December 15, 1995. As permitted by SFAS 123, the Company intends to continue to account for employee stock compensation expense under the precepts of APB Opinion No. 25. The only effect of adopting SFAS 123 will be the added disclosure requirements which will be incorporated into the 10-K filing for fiscal year 1996.




PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the 1996 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 22, 1996, the stockholders of the Company elected James A. Buchanan, John H. Fisher, Phyllis H. Fisher, Charles A. Gottesman, Jonathan O. Lee and John J. Neuhauser as directors of the Company. The stockholders also voted to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1996 fiscal year.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                          Votes        Votes        Votes    Absten-   Broker
                           For        Withheld     Against   tions   Non-votes

1.   Election of Directors

     James A. Buchanan   2,411,809     105,270        N.A.     N.A.      N.A.
     John H. Fisher      2,410,727     106,352        N.A.     N.A.      N.A.
     Phyllis H. Fisher   2,409,737     107,342        N.A.     N.A.      N.A.
     Charles A. Gottesman2,410,809     106,270        N.A.     N.A.      N.A.
     Jonathan O. Lee     2,411,809     105,270        N.A.     N.A.      N.A.
     John J. Neuhauser   2,411,809     105,270        N.A.     N.A.      N.A.

2.   Ratification of Independent
      Auditors           2,432,259        N.A.      83,580    1,240      N.A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.1* -   License Agreement, dated April 1, 1996, between Disney
            Enterprises, Inc. and Brookfield Athletic Co., Inc.

     10.2* -   License Agreement, effective as of January 1, 1997, between
            Mattel, Inc. and Brookfield Athletic Co., Inc.

     11 -   Computation of Earnings Per Share

     27 -   Financial Data Schedule



     *Confidential treatment requested as to certain portions of such document.


b.   Reports on Form 8-K.

     None.





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HYDE ATHLETIC INDUSTRIES, INC.



Date:   August 16, 1996       By:  /s/Charles A. Gottesman
                                   -----------------------
                                   Charles A. Gottesman
                                   Executive Vice President and
                                   Chief Operating Officer
                                   (Duly authorized officer and
                                   principal financial officer)