Form 10-Q
period 1996-10-04
HYDE ATHLETIC INDUSTRIES INC
filed 1996-11-15
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the 39 Weeks Ended October 4, 1996   Commission File Number 0-05083


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

                           Yes   [ X ]     No  [    ]


          Class                       Outstanding as of November 8, 1996

Class A Common Stock-$.33 1/3 Par Value          2,703,227
Class B Common Stock-$.33 1/3 Par Value          3,533,659
                                                 ---------
                                                 6,236,886










                         HYDE ATHLETIC INDUSTRIES, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets as of October 4, 1996
     and January 5, 1996

   Condensed Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended
     October 4, 1996 and September 29, 1995

   Condensed Consolidated Statements of Stockholders'
     Equity for the thirty-nine weeks ended October 4, 1996
     and September 29, 1995

   Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 4, 1996 and September 29, 1995

   Notes to Condensed Consolidated Financial Statements -
     October 4, 1996

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
Signature




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                   HYDE ATHLETIC INDUSTRIES, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                                            (Unaudited)

                                                               ASSETS
                                                  October 4,         January 5,
                                                     1996               1996
                                                     ----               ----
CURRENT ASSETS
 Cash and cash equivalents                      $  5,225,522      $ 11,668,316
 Marketable securities                               197,115           307,500
 Accounts receivable                              27,165,524        17,361,195
 Inventories                                      24,276,239        26,831,600
 Prepaid expenses and other current assets         2,591,786         3,021,479
                                                ------------      ------------
    TOTAL CURRENT ASSETS                          59,456,186        59,190,090
                                                ------------      ------------

PROPERTY, PLANT, AND EQUIPMENT, NET                9,197,181         8,122,937
                                                ------------      ------------

OTHER ASSETS
 Investment in limited partnership                   753,433           753,433
 Other assets                                      1,282,503         1,404,829
                                                ------------      ------------
    TOTAL OTHER ASSETS                             2,035,936         2,158,262
                                                ------------      ------------

TOTAL ASSETS                                    $ 70,689,303      $ 69,471,289
                                                ============      ============
                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                  $  3,896,027      $  4,336,940
 Accounts payable                                  4,891,063         5,055,967
 Accrued expenses and other current liabilities    3,542,479         3,136,653
 Current maturities of long-term debt              2,440,724         2,199,225
                                                ------------      ------------

    TOTAL CURRENT LIABILITIES                     14,770,293        14,728,785
                                                ------------      ------------

LONG-TERM DEBT                                     3,350,321         4,205,568
                                                ------------      ------------

DEFERRED INCOME TAXES                              1,929,192         2,001,655
                                                ------------      ------------

MINORITY INTEREST                                    583,223           170,227
                                                ------------      ------------

STOCKHOLDERS' EQUITY
 Common stock, $.33 1/3 par value                  2,145,095         2,138,514
 Additional paid-in capital                       15,584,382        15,521,470
 Retained earnings                                33,666,647        32,210,867
 Accumulated translation                            (188,272)         (257,694)
                                                -------------     -------------
    Total                                         51,207,852        49,613,157

Less:   Unearned compensation                         97,788           194,313
        Treasury stock                             1,053,790         1,053,790
                                                ------------      ------------
 TOTAL STOCKHOLDERS' EQUITY                       50,056,274        48,365,054
                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 70,689,303      $ 69,471,289
                                                ============      ============
                                            See notes to consolidated financial statements

                                               HYDE ATHLETIC INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 4, 1996 AND
                                                    SEPTEMBER 29, 1995
                                                       (Unaudited)



                                               13 Weeks             13 Weeks           39 Weeks             39 Weeks
                                                 Ended                Ended              Ended                Ended
                                                Oct. 4,             Sept. 29,           Oct. 4,             Sept. 29,
                                                 1996                 1995               1996                   1995
                                                 ----                 ----               ----                   ----
Net sales                                 $     27,713,518   $     25,649,266    $      88,646,401     $     81,300,904

Other income                                        95,914            383,692              713,161            1,369,781
                                          ----------------   ----------------    -----------------     ----------------

Total revenue                                   27,809,432         26,032,958           89,359,562           82,670,685
                                          ----------------   ----------------    -----------------     ----------------

Costs and expenses
  Cost of sales                                 18,903,001         17,464,091           62,339,454           55,220,901
  Selling, general and
     administrative expenses                     7,534,441          7,775,764           23,475,907           23,649,529
  Interest expense                                 230,660            228,306              732,905              974,937
                                          ----------------   ----------------    -----------------     ----------------

     Total costs and expenses                   26,668,102         25,468,161           86,548,266           79,845,367
                                          ----------------   ----------------    -----------------     ----------------
Income before income taxes
  and minority interest                          1,141,330            564,797            2,811,296            2,825,318

Provision for income taxes                         392,183            220,581              980,110            1,098,528

Minority interest in income (loss) of
  consolidated subsidiaries                        146,529             24,808              375,406              (60,594)
                                          ----------------   ----------------    -----------------     -----------------

Net income                                $        602,618   $        319,408    $       1,455,780     $      1,787,384
                                          ================   ================    =================     ================

Per share amounts:

Net income                                          $0.10               $0.05                $0.23                $0.29
                                          ===============    ================    =================     ================

Weighted average common shares
  and equivalents outstanding                    6,268,925          6,231,606            6,246,370            6,243,411
                                          ================   ================    =================     ================

Cash dividends per share of
  common stock                            $              0   $              0    $               0     $              0
                                          ================   ================    =================     ================


                                           See notes to consolidated financial statements

                                             HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 4, 1996 AND SEPTEMBER 29, 1995
                                                               (Unaudited)
                                                                                                 Additional
                                                                Common Stock                      Paid-In               Retained
                                                        Class A              Class B              Capital               Earnings
                                                         ------              -------               ------               --------
Balance, December 31, 1994                           $      901,342   $        1,236,705     $      15,592,805    $     30,619,761

Issuance of 1,400 shares of common
  stock, stock option exercise                                  233                  234                 3,184                  --


Cancellation of below market
  options                                                        --                   --               (74,519)                 --


Amortization of unearned
  compensation                                                   --                   --                    --                  --


Acquisition of 17,700 shares
  of common stock, at cost                                       --                   --                    --                  --


Net income                                                       --                   --                    --           1,787,384


Foreign currency translation
  adjustments                                                    --                   --                    --                  --
                                                     --------------   ------------------     -----------------

Balance, September 29, 1995                          $      901,575   $        1,236,939     $      15,521,470    $     32,407,145

                                                     ==============   ==================     =================

Balance, January 6, 1996                             $      901,575   $        1,236,939     $      15,521,470    $     32,210,867

Issuance of 19,744 shares
  of common stock, stock
  option exercise                                               500                6,081                62,912                  --

Amortization of unearned
  compensation                                                   --                   --                    --                  --


Net income                                                       --                   --                    --           1,455,780


Foreign currency translation
  adjustments                                                    --                   --                    --                  --

                                                     --------------   ------------------     -----------------

Balance, October 4, 1996                             $      902,075   $        1,243,020     $      15,584,382    $     33,666,647

                                                     ==============   ==================     =================
                                                                                                                    Total
                                                 Treasury Stock                Unearned         Accumulated     Stockholders'
                                               Shares        Amount          Compensation       Translation        Equity
                                               ------        ------          ------------        ----------         ------
Balance, December 31, 1994                   180,700    ($      977,103)  ($      447,211)   ($      171,471) $    46,754,828

Issuance of 1,400 shares of
  common stock, stock option
  exercise                                        --                 --                --                 --            3,651

Cancellation of below market
  options                                         --                 --            74,519                 --               --

Amortization of unearned
  compensation                                    --                 --           130,379                 --          130,379

Acquisition of 17,700 shares
  of common stock, at cost                    17,700            (76,687)               --                 --          (76,687)

Net income                                        --                 --                --                 --        1,787,384

Foreign currency translation
  adjustments                                     --                 --                --            (33,107)         (33,107)
                                          ----------    ---------------   ---------------    --------------------------------

Balance, September 29, 1995                  198,400    ($    1,053,790)  ($      242,313)   ($      204,578) $    48,566,448
                                          ==========    ================  ================    ==============  ===============

Balance, January 6, 1996                     198,400    ($    1,053,790)  ($      194,313)   ($      257,694) $    48,365,054

Issuance of 19,744 shares
  of common stock, stock
  option exercise                                 --                 --                --                 --           69,493

Amortization of unearned
  compensation                                    --                 --            96,525                 --           96,525

Net income                                        --                 --                --                 --        1,455,780

Foreign currency translation
  adjustments                                     --                 --                --             69,422           69,422
                                          ----------    ---------------   ---------------    ---------------  ---------------

Balance, October 4, 1996                     198,400    ($    1,053,790)  ($       97,788)   ($      188,272) $    50,056,274
                                          ==========    ================  ================   ===============================

                                        See notes to condensed consolidated financial statements

                                                   HYDE ATHLETIC INDUSTRIES, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 4, 1996 AND SEPTEMBER 29, 1995
                                            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                               (Unaudited)
                                                                                    October 4,                September 29,
                                                                                       1996                        1995
                                                                                       ----                        ----
Cash flows from operating activities:

  Net income                                                                     $           1,455,780     $           1,787,384
                                                                                 ---------------------     ---------------------

  Adjustments to reconcile net income to
     net cash
  Provided (used) by operating activities:
     Depreciation and amortization                                                           1,100,018                   854,765
     Deferred income tax provision (benefit)                                                    71,678                  (145,570)
     Provision for bad debts and discounts                                                   4,250,181                 4,027,193
     Minority interest in consolidated
       subsidiaries income (loss)                                                              375,406                   (60,594)
     Compensation from stock grants and
       stock options                                                                            96,525                   130,379
     Gain on sale of equipment                                                                   4,372                        --
     Gain on sale of investment in limited
       partnership                                                                                  --                  (397,645)

  Changes in operating assets and liabilities:
     Decrease (increase) in assets:
       Marketable securities                                                                   110,385                        --
       Accounts receivable                                                                 (13,721,241)                 (817,040)
       Inventories                                                                           2,633,235                 4,807,214
       Prepaid expenses and other current
         assets                                                                                255,988                  (333,200)
     Increase (decrease) in liabilities:
       Accounts payable                                                                       (161,118)               (1,046,045)
       Accrued expenses                                                                        493,495                (1,823,497)
                                                                                 ---------------------     ----------------------

     Total adjustments                                                                      (4,491,076)                5,195,960
                                                                                 ----------------------    ---------------------

  Net cash provided (used) by operating activities                                          (3,035,296)                6,983,344
                                                                                 ----------------------    ---------------------

  Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                                                              (773,827)                 (320,908)
     Increase in other assets                                                                 (424,314)                  (76,352)
     Proceeds from the sale of equipment                                                        76,896                        --
     Payments for business acquisitions                                                             --                  (112,000)
     Proceeds from sale of investment in
       limited partnership                                                                          --                 1,335,289
                                                                                 ---------------------     ---------------------

  Net cash provided (used) by investing activities                                          (1,121,245)                  826,029
                                                                                 ----------------------    ---------------------

  Cash flows from financing activities:

     Net short-term borrowings                                                                (559,057)                   91,724
     Repayment of long-term debt
       and capital lease obligations                                                        (2,280,584)               (2,725,664)
     Proceeds from long-term borrowings                                                        419,766                        --
     Payment of termination benefit payable                                                         --                   (26,866)
     Common stock repurchased                                                                       --                   (76,687)
     Issuances of common stock, including
       options                                                                                  69,493                     3,651
                                                                                 ---------------------     ---------------------

  Net cash used by financing activities                                                     (2,350,382)               (2,733,842)

  Effect of exchange rate changes on cash
     and cash equivalents                                                                       64,129                  (123,434)
                                                                                 ---------------------     ----------------------

  Net increase (decrease) in cash
     and cash equivalents                                                                   (6,442,794)                4,952,097

  Cash and equivalents at beginning of
     period                                                                                 11,668,316                 3,349,776
                                                                                 ---------------------     ---------------------

  Cash and equivalents at end of period                                          $           5,225,522     $           8,301,873
                                                                                 =====================     =====================

  Supplemental disclosure of cash flow
     information:

     Cash paid during the period for:
       Incomes taxes, net of refunds                                             $             691,222     $           1,874,520
                                                                                 =====================     =====================

       Interest                                                                  $             607,003     $           1,132,024
                                                                                 =====================     =====================

     Non-cash investing and financing activities:

     Property purchased under capital leases                                     $           1,108,510     $              98,103
                                                                                 =====================     =====================

     Sale of investment in limited partnership
       Cash received, net of broker fees                                                            --     $           1,335,289
       Investment in limited partnership                                                            --                (4,993,335)
       Current liabilities                                                                          --                  (796,568)
       Long-term debt                                                                               --                (3,259,123)
                                                                                 ---------------------     ----------------------
       Gain realized on sale                                                                        --     $             397,645
                                                                                 =====================     =====================

     Reconciliation of assets acquired and
       liabilities assumed, business acquisitions
         Assets acquired                                                                            --     $              62,777
         Liabilities assumed                                                                        --                    62,777
                                                                                 ---------------------     ---------------------
         Cash paid for business acquisitions                                                        --     $                   0
                                                                                 =====================     =====================

                                      See notes to condensed consolidated financial statements

                         HYDE ATHLETIC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 4, 1996

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended October 4, 1996 are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES

Inventories at October 4, 1996 and January 5, 1996, consisted of the following:

                                       October 4,              January 5,
                                          1996                    1996
                                          ----                    ----

    Finished Goods                  $  19,197,608           $  22,954,048
    Work in Process                       509,175                  20,243
    Raw Materials and Supplies          4,569,456               3,857,309
                                    -------------           -------------

                                    $  24,276,239           $  26,831,600
                                    =============           =============







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales and percentages of net sales of the Company's product lines in the thirteen weeks and thirty-nine weeks ended October 4, 1996 and September 29, 1995:

          THIRTEEN WEEKS ENDED OCTOBER 4, 1996 AND SEPTEMBER 29, 1995
          -----------------------------------------------------------

                    1996          %                1995          %
                    ----          --               ----          --

Saucony          $17,215,000    62.1%          $15,446,000       60.2%
Brookfield         7,104,000    25.7%            8,145,000       31.8%
Other              3,395,000    12.2%            2,058,000        8.0%
                 -----------   ------          -----------      ------
Total            $27,714,000   100.0%          $25,649,000      100.0%
                 ===========   ======          ===========      ======


         THIRTY-NINE WEEKS ENDED OCTOBER 4, 1996 AND SEPTEMBER 29, 1995
         --------------------------------------------------------------

                    1996          %                1995          %
                    ----          --               ----          --

Saucony          $64,100,000    72.3%          $57,292,000       70.5%
Brookfield        15,003,000    16.9%           17,984,000       22.1%
Other              9,543,000    10.8%            6,025,000        7.4%
                 -----------   ------          -----------      ------
Total            $88,646,000   100.0%          $81,301,000      100.0%
                 ===========   ======          ===========      ======



THIRTEEN WEEKS ENDED OCTOBER 4, 1996 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 1995

The Company's net sales increased by 8.0% to $27,714,000 in the thirteen weeks ended October 4, 1996 from $25,649,000 in the thirteen weeks ended September 29, 1995.

Net sales of the Company's Saucony products increased 11% to $17,215,000 in the thirteen weeks ended October 4, 1996 from $15,446,000 in the thirteen weeks ended September 29, 1995, due primarily to higher selling prices. Saucony domestic net sales increased 8% to $10,797,000 in the thirteen weeks ended October 4, 1996 from $9,959,000 in the thirteen weeks ended September 29, 1995, due to a change in product mix, with increased sales of recently introduced
products that have higher selling prices.   Saucony foreign net sales increased
by 17% to $6,418,000 in the thirteen weeks ended October 4, 1996 from $5,487,000 in the thirteen weeks ended September 29, 1995, due primarily to higher selling prices and, to a lesser extent, increased unit shipment volume.

Net sales of the Company's Brookfield products decreased by 13% to $7,104,000 in the thirteen weeks ended October 4, 1996 from $8,145,000 in the thirteen weeks ended September 29, 1995. Brookfield domestic sales decreased by 50% to $3,117,000 in the thirteen weeks ended October 4, 1996 from $6,216,000 in the thirteen weeks ended September 29, 1995, as a result of lower unit shipment volume and a shift in the sales mix to lower-priced products. Brookfield foreign net sales increased 107% to $3,987,000 in the thirteen weeks ended October 4, 1996 from $1,929,000 in the thirteen weeks ended September 29, 1995, due primarily to increased unit shipment volume and a change in the product mix, with increased sales of the Company's recently introduced products that have higher selling prices.

Net sales of other products increased 65% to $3,395,000 in the thirteen weeks ended October 4, 1996 from $2,058,000 in the thirteen weeks ended September 29, 1995, due primarily to additional sales from the Company's wholly-owned subsidiary, Quintana Roo, Inc. ("Quintana Roo"), which was acquired in August 1995, and increased sales of non-corporate brands.

Other income decreased 75% to $96,000 in the thirteen weeks ended October 4, 1996 from $384,000 in the thirteen weeks ended September 29, 1995, due primarily to lower foreign currency transaction income on U.S. dollar denominated obligations held by the Company's foreign subsidiaries and lower income on short-term cash investments.

The Company's gross profit increased to $8,811,000 in the thirteen weeks ended October 4, 1996 from $8,185,000 in the thirteen weeks ended September 29, 1995. The Company's gross margin percent decreased to 31.8% in the thirteen weeks ended October 4, 1996 from 31.9% in the thirteen weeks ended September 29, 1995, reflecting a decreased gross margin for Brookfield products, offset in part by increased gross margin for Saucony products. The gross margin increase for Saucony products resulted from decreased sales of prior-season styles in the thirteen weeks ended October 4, 1996 compared to the thirteen weeks ended September 29, 1995. The decline in the Brookfield gross margin resulted from a shift in the sales mix to lower-margin domestic Brookfield products and increased international sales, which have lower margins than domestic sales.

Selling, general and administrative expenses decreased to $7,534,000, or 27.2% of net sales, in the thirteen weeks ended October 4, 1996 from $7,776,000, or 30.3% of net sales, in the thirteen weeks ended September 29, 1995. Advertising and promotion expenses decreased $199,000 in the thirteen weeks ended October 4, 1996 due primarily to decreased Saucony domestic media advertising and decreased account-specific promotions. Selling expenses decreased by $87,000 due to increased sales of Brookfield products, which are commissionable at lower rates. General and administrative expenses increased $44,000 in the thirteen weeks ended October 4, 1996, due to increased spending related to Quintana Roo, which was acquired in August 1995.

Interest expense increased 1% to $231,000 in the thirteen weeks ended October 4, 1996 from $228,000 in the thirteen weeks ended September 29, 1995, due to increased domestic and foreign asset-based borrowing.

The effective tax rate decreased by 12.0% to 34.4% for the thirteen weeks ended October 4, 1996 from 39.1% for the thirteen weeks ended September 29, 1995, primarily due to a shift in the composition of foreign and domestic pretax profits.



THIRTY-NINE WEEKS ENDED OCTOBER 4, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1995

The Company's net sales increased 9.0% to $88,646,000 in the thirty-nine weeks ended October 4, 1996 from $81,301,000 in the thirty-nine weeks ended September 29, 1995.

Net sales of the Company's Saucony products increased 12% to $64,100,000 in the thirty-nine weeks ended October 4, 1996 from $57,292,000 in the thirty-nine weeks ended September 29, 1995, due primarily to increased unit shipment volume
and, to a lesser extent, higher selling prices.   Saucony domestic net sales
increased 16% to $45,053,000 in the thirty-nine weeks ended October 4, 1996 from $38,883,000 in the thirty-nine weeks ended September 29, 1995, due to increased unit shipment volume and a change in product mix, with increased sales of recently introduced products that have higher selling prices. Saucony foreign net sales increased 3% to $19,047,000 in the thirty-nine weeks ended October 4, 1996 from $18,409,000 in the thirty-nine weeks ended September 29, 1995, due to higher selling prices.

Net sales of the Company's Brookfield products decreased 16% to $15,003,000 in the thirty-nine weeks ended October 4, 1996 from $17,984,000 in the thirty-nine weeks ended September 29, 1995. Brookfield domestic net sales decreased 55% to $6,383,000 in the thirty-nine weeks ended October 4, 1996 from $14,240,000 in the thirty-nine weeks ended September 29, 1995 as a result of lower unit shipment volume and a shift in sales mix to lower-priced product. Brookfield foreign net sales increased 130% to $8,620,000 in the thirty-nine weeks ended October 4, 1996 from $3,744,000 in the thirty-nine weeks ended September 29, 1995, reflecting increased unit shipment volume and, to a lesser extent, higher selling prices.

Net sales of other products increased by 58% to $9,543,000 in the thirty-nine weeks ended October 4, 1996 from $6,025,000 in the thirty-nine weeks ended September 29, 1995, due primarily to the addition of Quintana Roo and increased sales of non-corporate brands.

Other income decreased 48% to $713,000 in the thirty-nine weeks ended October 4, 1996 from $1,370,000 in the thirty-nine weeks ended September 29, 1995, due primarily to the gain on the sale of the Company's investment in a limited partnership and the receipt of the final payment under a litigation settlement, both of which were recognized in the thirty-nine weeks ended September 29, 1995.

The Company's gross profit increased to $26,307,000 in the thirty-nine weeks ended October 4, 1996 from $26,080,000 in the thirty-nine weeks ended September 29, 1995. The Company's gross margin decreased to 29.7% in the thirty-nine weeks ended October 4, 1996 from 32.1% in the thirty-nine weeks ended September 29, 1995, reflecting decreases in gross margin for both Saucony and Brookfield products. The gross margin decrease for Saucony products resulted from the shipment of a single slow-moving non-current model, increased sales of lower-priced, lower-margin footwear, and, to a lesser extent, increased freight costs. The decline in Brookfield gross margin resulted from a shift in the sales mix to lower-margin domestic Brookfield products and increased international sales, which have lower margins than domestic sales.

Selling, general and administrative expenses decreased to $23,476,000, or 26.5% of net sales, in the thirty-nine weeks ended October 4, 1996 from $23,650,000, or 29.1% of net sales, in the thirty-nine weeks ended September 29, 1995. Advertising and promotion expenses increased $418,000 in the thirty-nine weeks ended October 4, 1996 due primarily to increased Saucony domestic television and print media advertising. Selling expenses decreased $521,000 in the period, due to increased sales of Saucony and Brookfield products which are commissionable at lower rates. General and administrative expenses decreased $71,000 in the thirty-nine weeks ended October 4, 1996 due to reductions in professional fees, bad debt expense and payroll, offset in part by increased spending related to Quintana Roo, which was acquired in August 1995.

Interest expense decreased 25% to $733,000 in the thirty-nine weeks ended October 4, 1996 from $975,000 in the thirty-nine weeks ended September 29, 1995, reflecting the paydown of the Company's senior notes and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

The effective tax rate decreased 10.3% to 34.9% in the thirty-nine weeks ended October 4, 1996 from 38.9% in the thirty-nine weeks ended September 29, 1995, primarily due to a shift in the composition of foreign and domestic pretax profits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of October 4, 1996, the Company's cash and cash equivalents totaled $5,226,000, a decrease of $6,443,000 from January 5, 1996. The decrease was the result of an increase in accounts receivable of $9,471,000, net of the provision for bad debts and discounts of $4,250,000, offset in part by a decrease of $2,633,000 in inventory, and the depreciation and amortization provision of $1,100,000. The increase in accounts receivable is due in part to increased net sales of the Company's Saucony products during the thirty-nine weeks ended October 4, 1996. In addition, the Company's days sales outstanding for its accounts receivable increased to 89 days in the thirty-nine weeks ended October 4, 1996 from 73 days in the thirty-nine weeks ended September 29, 1995 due to longer payment terms given to the Company's customers. Inventories decreased due to improved inventory planning and the Company's decision to reduce inventories of slower-moving prior-season styles. As a result, the Company's inventory turn ratio increased to 3.3 turns in the thirty-nine weeks ended October 4, 1996 from 2.5 turns in the thirty-nine weeks ended September 29, 1995.

For the thirty-nine weeks ended October 4, 1996, the Company used $3,035,000 of net cash to finance operating activities, expended $1,198,000 to acquire capital assets and information technology, received $77,000 from the sale of capital assets, reduced short-term borrowings by $559,000, expended $2,281,000 to reduce long-term debt, received $69,000 from the issuance of shares of the Company's common stock pursuant to stock option exercises and borrowed $420,000 on a long-term basis, secured by the Company's facility in St. Peters, Australia.

Principal factors, other than net income, accounts receivable and inventory, affecting the operating cash flows in the thirty-nine weeks ended October 4, 1996, included a decrease in prepaid expenses and other current assets of $256,000 (due to the timing of advance payments for operating expenses) and an increase in accrued expenses of $493,000 (due primarily to higher selling and marketing expenses associated with the higher sales level). The strengthening of the U.S. dollar increased the value of cash and cash equivalents by $64,000.

The Company's two principal banks have agreed to amend the Company's credit facility to provide for a $30,000,000 credit line. As amended, the agreement will extend through July 31, 1998 and provide for a short-term demand line of credit, in the principal amount of up to $15,000,000, subject to formula adjustment, and a revolving line of credit in the principal amount of $15,000,000. The principal terms and conditions of the prior credit agreement will remain unchanged.

On June 27, 1996, the Company acquired an information technology hardware system at a cost of $991,000 pursuant to a long-term capital lease. The lease provides for a bargain purchase option at the conclusion of the lease term.

As of October 4, 1996, the Company had various commitments for capital expenditures, including information technology. During the balance of fiscal 1996, the Company expects to spend approximately an additional $800,000 for capital expenditures, primarily information technology. The Company plans to finance such expenditures with a mix of internally generated funds and asset-based lending. The recently acquired information system is expected to be operational in fiscal 1997.

INFLATION AND CURRENCY RISK
---------------------------

The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company, from foreign suppliers, has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation risk with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables. The Company has entered into certain forward foreign exchange contracts to minimize the transaction currency risk.

FASB 123
--------

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





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     11 -   Computation of Earnings Per Share

     27 -   Financial Data Schedule


b.   Reports on Form 8-K.

     None.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HYDE ATHLETIC INDUSTRIES, INC.



Date:   November 15, 1996     By:  /s/Charles A. Gottesman
                                   -----------------------
                                   Charles A. Gottesman
                                   Executive Vice President and
                                   Chief Operating Officer
                                   (Duly authorized officer and
                                   principal financial officer)