Form 10-K
period 1997-01-03
HYDE ATHLETIC INDUSTRIES INC
filed 1997-04-03
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

  For the fiscal year ended January 3, 1997     Commission file number: 0-05083

                           HYDE ATHLETIC INDUSTRIES, INC.
                           ------------------------------
               (Exact name of registrant as specified in its charter)

       Massachusetts                                     04-1465840
       -------------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        Centennial Industrial Park, 13 Centennial Drive, Peabody, MA  01960
         ------------------------------------------------------------------
                      (Address of principal executive offices)

        Registrant's telephone number, including area code:   (508) 532-9000

         Securities registered pursuant to Section 12(b) of the Act:   None

            Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.33-1/3 par value
                      ----------------------------------------
                                  (Title of class)

                      Class B Common Stock, $.33-1/3 par value
                      ----------------------------------------
                                  (Title of class)

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 21, 1997, was approximately $6,801,742 (based on the last sale price of the Class A Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 21, 1997 was 2,703,227 and 3,533,659, respectively.

Portions of the following documents are incorporated by reference in this Report.

                        Documents Incorporated by Reference
                         -----------------------------------
              Document                                       Form 10-K Part
              --------                                       --------------

Proxy Statement for Annual Meeting of Stockholders              Part III
of the Registrant to be held on May 15, 1997, to be filed with the Securities and Exchange Commission.

PART I

ITEM 1 - BUSINESS

Hyde Athletic Industries, Inc. and its subsidiaries (together, "Hyde" or the "Company") design, develop, manufacture and market (i) a broad line of performance oriented athletic shoes and apparel for adults under the Saucony brand name and (ii) outdoor recreational products for children and young adults under licensed names, such as Barbie(R), Playskool(R) and Spalding(R), as well as under Brookfield and other proprietary names of the Company (collectively, "Brookfield products"). The Company's Saucony athletic footwear products include running, walking, cross training and outdoor trail shoes, and the Company's Brookfield outdoor recreational products include roller skates, roller hockey skates and accessories. The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of net sales) attributable to each product line for the periods and geographic areas indicated. "Other" consists of Spot-Bilt coaches and officials shoes, Quintana Roo bicycles and wetsuits, sales of the Company's and other products at retail factory outlets operated by the Company and sales of other branded products at the Company's subsidiary in Australia.

                                                             Net Sales

                                                       (dollars in thousands)
                             Fiscal 1994                          Fiscal 1995                     Fiscal 1996
                              ----------                          -----------                      ----------
                        Sales      Sales     Co.         Sales       Sales     Co.          Sales       Sales     Co.
                          $          %        %            $           %        %             $           %        %
                                     -        -                        --       -              -          -        --
Saucony
  Domestic           $   53,939        71%             $   47,040       67%              $   54,445        69%
  International          22,420        29%                 23,628       33%                  24,366        31%
                     ----------    -------             ----------    ------              ----------     ------
  Total              $   76,359       100%     71%     $   70,668      100%      69%     $   78,811       100%      71%
                     ----------    -------             ----------    ------              ----------     ------

 Brookfield
  Domestic           $   19,699        80%             $   18,737       78%              $    9,407        48%
  International           4,824        20%                  5,277       22%                  10,061        52%
                     ----------    -------             ----------    ------              ----------     ------
  Total              $   24,523       100%     23%     $   24,014      100%      23%     $   19,468       100%      18%
                     ----------    -------             ----------    ------              ----------     ------

 Other               $    6,696                 6%          7,881                 8%     $   12,530                 11%
                     ----------             ------     ----------             ------     ----------              ------

 Grand Total         $  107,578               100%     $  102,563               100%     $  110,809                100%
                     ==========             ======     ==========             ======     ==========              ======


SAUCONY BRAND. The Company sells quality running, walking, cross training, and outdoor trail shoes for adults under the Saucony brand name, which has been marketed in the United States for over 25 years. The Company assembles most of its Saucony footwear sold in the United States at its manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. The Company believes that assembly at its Bangor facility assists in timely and flexible product delivery in the domestic market. According to ASD/Target Research, Inc., an independent market research organization ("ASD/Target Research"), the Company ranked fifth in sales of running shoes in the United States during 1996. In addition, according to ASD/Target Research, the Company's market share of running shoes sold in the United States was 5.5% in 1996. The Company believes that a high percentage of purchasers of Saucony brand footwear buy such products for athletic uses and that such consumers have greater brand loyalty than athletic shoe purchasers who buy for casual wear purposes. The Company has several product offerings within each of the Saucony brand categories which have different designs and features, resulting in different cushioning, stability, support characteristics and prices.

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

Several of the Company's top-of-the-line running and other athletic shoes incorporate the Company's G.R.I.D. ("Ground Reaction Inertia Device") System, an innovative midsole system that employs molded strings engineered to create a feeling similar to that of the "sweet spot" of a tennis racquet. In contrast with conventional athletic shoe midsoles, the G.R.I.D. System is designed to react to various stress forces differently and thereby simultaneously to maximize shock absorption and minimize rear foot motion. In 1996, the Company introduced several new running shoe styles which incorporated Saucony's advanced midsole technology, the 3D G.R.I.D., and extended the regular G.R.I.D. System technology into its more moderately priced running shoes.

The Company designs and markets separate lines for men and women within most
Saucony product categories.   The Company currently sells approximately the same
percentage of Saucony shoes to men and women. The suggested domestic retail prices for most Saucony footwear products are in the range of $50 to $85 per pair, with the Company's top of the line running shoes having suggested domestic retail prices of up to $125 per pair.

The Company designs its Saucony cross training, walking and outdoor trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony running shoes. Currently, the Company's most popular non-running athletic shoe is a women's traditional white leather walking shoe.

The Company believes that a line of athletic apparel bearing the Saucony name is supportive of its athletic footwear products and enhances the visibility of the Saucony brand. Accordingly, the Company has licensed the Saucony name for the United States market to the Bangor Trading Company of Chula Vista, California, for use in connection with a line of sporting apparel. The Bangor Trading Company introduced these apparel products into the performance athletic apparel market in 1993. The Company also licenses its Saucony apparel brand to selected markets internationally in addition to designing and marketing its brand throughout most of Europe.

BROOKFIELD PRODUCTS. The Company markets a range of recreational and dedicated enthusiast sports products that provide "Outdoor Fun For Kids." The principal products in this category include moderately priced roller skates, roller hockey skates and in-line skates for children and young adults. Other products include protective accessories, such as wrist, elbow and knee pads. These products are sold through mass merchants, toy and sporting goods departments and, in some cases, through free-standing sporting goods outlets.

Brookfield products are sold both under names owned by the Company, including the "Brookfield," "Hyde," and "Spot-Bilt" names, and also under brand names licensed from third parties, including Mattel, Inc., Hasbro, Inc., Franklin Sports, Inc., Spalding, Inc., Time Warner Entertainment Company, and the Walt Disney Company. Licensed brands include such recognizable names as Barbie, Playskool, Nerf, Spalding and Topflite, as well as Mickey and Minnie and 101 Dalmatians.

The Company's strategy for licensed products is to offer categories and families of products under well known trademarks and children's characters that distinguish its products from those of its competition. The Company believes that the use of these licensed brand names enables it to leverage established consumer awareness created by licensor-implemented national and international advertising and promotional programs.

OTHER PRODUCTS

SPOT-BILT BRAND. The Company offers Spot-Bilt shoes for coaches and officials through the distribution channels for its Saucony brand shoes. In addition, the Company has licensed the Spot-Bilt name to a third party that distributes youth team field sport shoes under this name. (See Note 3 of Notes to Consolidated Financial Statements).

QUINTANA ROO. The Company manufactures and distributes the Quintana Roo line of triathlon bicycles, road bicycles, mountain bicycles and wet suits.

FACTORY OUTLET STORES. The Company operates six retail factory outlet stores. To avoid competing against its customers' retail outlets, the Company generally limits the products offered at these stores to products with cosmetic defects, products which have been discontinued and certain slow-moving products. The Company sells Saucony, Brookfield, Spot-Bilt and Quintana Roo products at these outlets, as well as athletic accessory goods of third parties.

HIND. In the fourth quarter of 1996, the Company purchased trademarks and related intellectual property from Hind, Inc. ("Hind"), a performance athletic apparel company. The Company currently expects to begin delivery of its Hind apparel products to the retail trade in the third quarter of 1997.

AUSTRALIAN PRODUCTS. The Company's Australian subsidiary holds the exclusive license to distribute various non-Hyde products throughout Australia.

PRODUCT DEVELOPMENT

The Company believes that the technical performance (i.e., comfort, support and stability experienced by the athlete) of its Saucony footwear is important to purchasers of its products. The Company uses consulting services of such professionals as podiatrists, orthopedists, athletes, trainers and coaches as part of its Saucony product development program. In developing Brookfield products, the Company focuses both on comfort and on the color, graphics and design of the product and the product packaging. The Company maintains a staff of 15 persons located in Peabody, Massachusetts to undertake continuing product development and design. Product development work also is performed for the Company by its suppliers at their overseas facilities. During the years ended January 3, 1997, January 5, 1996, and December 30, 1994, the Company expended $1,945,000, $1,851,000, and $1,296,000, respectively, in connection with its product development programs.

SALES AND MARKETING

SAUCONY BRAND. The Company's Saucony athletic footwear products are sold at more than 5,000 retail outlets in the United States, primarily higher-end, full margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. Retail outlets include Foot Locker/Lady Foot Locker, Athlete's Foot, The Sports Authority, Road Runner's
Sport, Sport Mart and Just For Feet.   With the exception of certain specified
"house accounts" handled directly by the Company, the Company sells its athletic footwear products in the United States through 12 independent manufacturer's representatives, whose organizations employ approximately 42 individual sales representatives. Company sales personnel directly service a limited number of specified house accounts and sell to a number of national accounts on a joint basis with the Company's independent representatives.

In 1996, the Company hired a number of additional sales personnel, including several regional sales managers, and established a sales administration team. In addition, in recent years, the Company has introduced a state-of-the-art CD-ROM multimedia sales presentation program and created a Web site on the World Wide Web(R) at www.saucony.com.

The Company sells its Saucony products outside the United States in 32 countries through 24 distributors located throughout the world, including joint venture subsidiaries in which the Company holds controlling interests located in the Netherlands (which holds the distribution rights to the Company's Saucony products in the Benelux countries), Australia, Germany and Canada, and through a branch office in the United Kingdom. In 1994, the Company formed a German subsidiary, Saucony Deutschland Vertriebs GmbH, to provide additional sales and marketing support in Europe and to undertake sales and marketing of Saucony products in Germany. The primary overseas markets for the Company's Saucony products are Europe and Australia.

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

The Company engages in various advertising and promotional programs for its Saucony products. The principal media used by the Company as part of its advertising and promotional programs are magazines, with a particular focus on athletic and fitness magazines. The Company also uses radio and regional television advertising. To heighten its brand presence in retail outlets, the Company emphasizes account-specific, in-store promotions of its Saucony products, such as holding special events, providing consumers with a gift upon the purchase of specified products and employee contests. Also to heighten brand awareness, the Company frequently employs grass roots promotional activities, such as its "Walking Club" and "Extra Mile Club" promotions. In addition, the Company promotes its products on a limited basis through product endorsements by athletes and sponsorship of sporting events.

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

BROOKFIELD PRODUCTS. The Company's Brookfield products are sold through mass merchants, toy and sporting goods departments and, in some cases, through free-standing sporting goods outlets. Retailers of Brookfield products include Sam's Wholesale Club, Service Merchandise, Target and Toys "R" Us. The Company sells its Brookfield products to these retailers in the United States primarily through nine multi-line independent manufacturers representative agencies. Company sales personnel directly service a limited number of specified house accounts for Brookfield products and sell jointly with the Company's independent representatives to a limited number of national accounts. The Company has continued its efforts to expand sales of Brookfield products in international markets and at the end of 1996 was selling products in 42 foreign countries.

The Company directs most of its advertising and promotional efforts for Brookfield products towards the trade through attendance at trade shows and similar events. The Company also employs an advertising program under which it reimburses participating retailers for a portion of the costs incurred by such retailers in advertising Brookfield products.

BACKLOG; SEASONALITY; DISTRIBUTION. The Company's backlog of unfilled orders was approximately $42,056,000 at January 3, 1997 and $34,727,000 at January 5, 1996. The Company expects that all of its backlog at January 3, 1997 will be shipped in fiscal 1997. While the Company has not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

The Company is subject to seasonality in its product sales because of the different selling seasons for various products. The Company distributes its products through its warehouses in Peabody and Brookfield, Massachusetts, as well as through independent warehouse facilities located throughout the world. For information about the Company's foreign operations and export sales, see
Note 13 of Notes to Consolidated Financial Statements.

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

The number of foreign suppliers and the percentage of the Company's total foreign production requirements produced by each such supplier vary from time to time. During fiscal 1996 the Company purchased products from 16 overseas suppliers. One of such suppliers, located in China, accounted for approximately 38% of the Company's total overseas purchases by dollar volume.

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

TRADE POLICY

The Company's practice of sourcing products and components overseas, with subsequent importation into the United States, exposes it to possible product supply disruptions and increased costs in the event of actions by United States or foreign government agencies adverse to continued trade or the enactment of legislation that restricts trade. For example, on February 2, 1997, the United States and China reached an agreement on a four-year textile pact that generally extends current quota arrangements in Chinese textile and apparel exports to the United States, but reduces quotas on three occasions -- most recently in September, 1996 when the United States imposed triple charges for illegally transshipped merchandise (excluding footwear). China's compliance with the current textiles agreement is under review by U.S. trade officials.

In addition, Company imports a significant amount of its products and product components from China. The United States provides China with most-favored-nation ("MFN") status, allowing China to receive the same tariff treatment that the United States extends to its "most favored" trading partners. Notwithstanding this current policy, Congress could seek to revoke MFN for China or condition its renewal on factors such as China's human rights record. Recently, there has been heightened scrutiny of extending MFN for China in light of certain allegations that Chinese nationals may have sought to improperly or illegally influence members of the Administration or Congress through political contributions. In addition, there has been increasing concern in Congress with regard to the growing U.S. trade deficit with China.

The administration of existing U.S. trade laws can also create adverse consequences for trade with the Company's suppliers. In particular, under
Section 301 of the Trade Act of 1974, as well as "Special 301" and "Super 301," the Office of the United States Trade Representative ("USTR") can retaliate against certain unfair foreign trading practices. For example, in early 1995 such retaliation almost occurred against China in a Special 301 investigation of China's intellectual property regime. However, on February 26, 1995, the United States and China reached an agreement in this Special 301 investigation, avoiding the scheduled imposition of increased tariffs by the United States on certain products imported from China, including certain footwear products. This bilateral agreement has extensive compliance features, and China's compliance with this agreement is currently under review by U.S. trade officials. On May 15, 1996, based on monitoring carried out under Section 306(a) of the Trade Act of 1974, as amended, the United States considered that China was not satisfactorily implementing the February 26, 1995 agreement, and proposed to impose prohibitive tariffs on certain products from China, including certain textile and apparel, but excluding footwear. Additionally, to prevent import surges, USTR directed Customs to limit exports of certain textile products by their date of entry. On June 17, 1996, USTR announced that, based on measures that China has taken and will take in the future to implement key elements of the 1995 agreement, the proposed sanctions would not be imposed. The Company is unable to predict whether USTR may decide in the future to impose sanctions or take other actions against China under this agreement. Also, U.S./ China foreign relations, especially with respect to China's efforts to accede to the World Trade Organization, have been contentious in the recent past, and the Company cannot predict whether this tension will interfere with the ability of the Company to import products from China in the future.

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


COMPETITION

Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well known brands and financial resources substantially greater than those of the Company. The principal competitors for the Company's Saucony products are Nike, New Balance and ASICS. The principal competitors for the Company's Brookfield products are Variflex, Roller Derby, Blade Runner and Fisher-Price. The Company believes that the key competitive factors as to both its Saucony and Brookfield products are styling, durability, product identification through promotion, brand awareness and price. Technical performance is an important competitive factor with respect to the Company's Saucony products, and name identification is an important competitive factor with respect to the Company's licensed Brookfield products. Customer support services and E.D.I. (Electronic Data Interchange) are also important competitive factors. The Company believes that it is competitive in all of these areas.


TRADEMARKS

The Company utilizes trademarks on nearly all of its products and believes that having distinctive marks is an important factor in marketing its goods. The Company has federally registered its Saucony, Spot-Bilt, Hyde, G.R.I.D., Quintana Roo, and Hind marks, among others, in the United States. The Company has also registered some of these marks in a number of foreign countries, including countries in Europe, the Far East, and North, Central and South
America.   Although the Company has a foreign trademark registration program for selected marks, no assurance can be given that it will be able to register or use such marks in each foreign country in which registration is sought. The Company also obtains licenses on a royalty-bearing basis to various marks from third parties from time to time, generally for two- to three-year periods. The Company currently uses Barbie, Playskool, Franklin, Spalding and other marks in connection with sales of its Brookfield products.

Although the Company has usually been able to renew its licenses upon expiration, there can be no assurance that it will be able to do so in the future. The loss by the Company of its license for the Barbie or Spalding marks could have a material adverse effect on the Company's consolidated financial position and results of operations. In addition, one or more of the Company's licensed tradenames or likenesses may decline in popularity.


EMPLOYEES

At January 3, 1997, the Company employed approximately 421 people worldwide, of whom approximately 140 worked at the Company's manufacturing plant in Bangor, Maine, approximately 25 worked in the Company's Peabody, Massachusetts warehouse, approximately 29 were sales and marketing personnel, approximately 27 were executive and finance personnel, approximately 15 were product development and design personnel and the remainder were involved in various other aspects of the Company's business. Eighty-four of the Company's employees work at foreign locations. The Company believes that its employee relations are excellent. The Company has never experienced a strike or other work stoppage. Approximately 20 employees in the Company's Peabody warehouse were represented by a union at January 3, 1997. None of the Company's other employees is represented by a union or subject to a collective bargaining agreement.

ITEM 2 - PROPERTIES

The Company's general and executive offices and its main distribution facility are located in Peabody, Massachusetts, and are owned by the Company. This facility consists of approximately 175,000 square feet, of which 145,000 square feet is warehouse space.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers of the Company are as follows:

       Name                   Age                   Position
--------------------          ---           --------------------------


John H. Fisher                49            President, Chief  Executive Officer
                                            and Director


Charles A. Gottesman          46            Executive Vice President,
                                            Chief Operating Officer, Treasurer
                                            and Director


Wolfgang Schweim              44            President, Saucony Athletic Footwear
                                            Division


James A. Buchanan             50            President and General Manager of
                                            Brookfield Athletic Co., Inc. and
                                            Director


Roger P. Deschenes            38            Controller and Chief Accounting
                                            Officer


Kenneth W. Graham             43            Senior Vice President,
                                            Research & Development/Manufacturing


Daniel J. Horgan              41            Vice President, Operations



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

Roger P. Deschenes joined the Company in 1990 as Corporate Accounting Manager and was promoted to Controller and Chief Accounting Officer in October 1995. He was employed at Allen-Bradley, a manufacturing company and subsidiary of Rockwell International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. From 1986 to 1987, Mr. Deschenes was employed at Rule Industries, Inc., a manufacturing firm, as Accounting Manager. Mr. Deschenes is a Certified Management Accountant.

Kenneth W. Graham was promoted to Senior Vice President of Research and Development/Manufacturing in 1996, after serving as Vice President of Research and Development/Manufacturing. Mr. Graham joined the Company in 1984 and has served as Manager and Vice President of Research and Development. Prior to joining the Company, Mr. Graham worked for seven years with New Balance Athletic Shoes Corporation.

Daniel J. Horgan became Vice President of Operations in September 1995 after serving as Senior Director of Operations from September 1994 to September 1995. Mr. Horgan joined the Company in 1982 as Manager of Import and Export Operations, served as Product Procurement and Distribution Manager from 1985 to 1988, Manager of Production from 1988 to 1992, and Director of International Trade for the Company from 1992 to 1994.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock and Class B Common Stock trade on the Nasdaq National Market under the symbols "HYDEA" and "HYDEB," respectively. The following table sets forth, for the periods indicated, the actual high and low sales prices per share of the Class A Common Stock and the Class B Common Stock as reported by the Nasdaq National Market.


                                                                    Class A                          Class B
                                                                  Common Stock                     Common Stock
                                                                  ------------                     ------------

                                                                High           Low             High             Low
                                                                ----           ---             ----             ---
    FISCAL YEAR ENDED JANUARY 3, 1997
    ---------------------------------
    First Quarter                                           $    4-3/8    $    3-5/8       $      4-1/4    $    3-3/16
    Second Quarter                                               6-3/4         3-5/8            5-13/16          3-1/4
    Third Quarter                                                6-1/2         4-1/2            5-15/16          4-3/4
    Fourth Quarter                                               5-1/2         4-3/8              5-1/2          4-1/2

    FISCAL YEAR ENDED JANUARY 5, 1996
    ---------------------------------
    First Quarter                                           $    5-1/2    $    4-5/8       $      5-1/2    $     4-5/8
    Second Quarter                                               5-1/2             4              5-1/8          3-7/8
    Third Quarter                                                5-1/4             4                  5              4
    Fourth Quarter                                               5-1/4         3-5/8              4-5/8          3-5/8


There were 401 and 374 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 21, 1997.

The Company does not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business. The Company's note agreement with an insurance company contains certain covenants restricting the cash dividends which may be paid by the Company. As of January 3, 1997, approximately $11,507,000 was available for payment of cash dividends under the terms of these covenants. Additionally, the Company's credit facility agreement with two banks further restricts the payment or declaration of any dividend or other distributions to stockholders, in money or property, except in shares of its own Common Stock. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA
Selected Income Statement Data
                                         Year Ended          Year Ended         Year Ended         Year Ended       Year Ended
                                         January 3,          January 5,        December 30,       December 31,      January 1,
                                            1997                1996               1994               1993             1993
                                            ----                ----               ----               ----             ----


Net sales                              $110,809,169        $102,562,755        $107,577,873      $103,735,477       $81,302,002

Income before interest, income
  taxes, minority interest and
  cumulative effect of change in
  accounting principle                    3,181,293           3,320,129           6,256,133         9,081,123         7,701,541

Minority interest                           307,998            (285,820)              8,516           (46,747)          (26,670)

Cumulative effect on prior
  years of change in
  accounting principle (1)                       --                  --                  --                --          (303,538)

Net income                                1,494,090           1,591,106           2,936,637         4,607,698         3,422,099

Net income per common share(2)                 0.24                0.26                0.46              0.76              0.65

Weighted average number of
  common shares and
  equivalents outstanding (2)             6,251,889           6,239,557           6,437,281         6,074,238         5,238,410

Cash dividends per share of
  common stock                                   --                  --                  --                --                --

Selected Balance Sheet Data
                                          January 3,         January 5,        December 30,       December 31,      January 1,
                                             1997               1996               1994               1993             1993
                                             ----               ----               ----               ----             ----
Current assets                          $57,815,101         $59,190,090         $61,621,756       $58,121,147       $49,032,888

Current liabilities                      14,208,783          14,728,785          15,657,860        13,372,714        13,417,951

Working capital                          43,606,318          44,461,305          45,963,896        44,748,433        35,614,937

Total assets                             71,591,726          69,471,289          77,082,332        73,693,786        56,691,068

Long-term debt and capitalized
  lease obligations, net of
  current portion                         4,892,753           4,205,568          11,922,392        12,941,977        10,015,977

Stockholders' equity                     50,078,617          48,365,054          46,754,828        44,709,824        30,868,287


---------------------------

(1)  The Company adopted Statement of Financial Accounting Standards 109 (SFAS No. 109) in fiscal 1992.  SFAS No. 109 required initial application of this statement to be reported as a change in accounting principle.  Included in 1992 consolidated net income is a charge to earnings of $303,538 or $.06 per share of Common Stock, reflecting the cumulative effect of adopting SFAS No.  109.

(2)  See Notes 1 and 10 of the Notes to Consolidated Financial Statements regarding restatement to reflect stock dividend.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Quarterly Financial Results

The following table sets forth certain unaudited quarterly financial data of the Company for each of the four fiscal quarters in each of fiscal 1996, 1995 and 1994. The Company believes that this information has been prepared on the same basis as the audited Consolidated Financial Statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the audited Consolidated Financial Statements and the Notes thereto.

SELECTED QUARTERLY FINANCIAL RESULTS
                                                                      Quarters Ended
                                                                       (Unaudited)
                                             April 5,            July 5,            October 4,         January 3,
                                               1996                1996                1996               1997
                                               ----                ----                ----               ----
STATEMENT OF INCOME DATA:
Saucony
  Domestic                                $  18,569,207      $  15,687,804       $  10,796,406       $   9,391,947
  International                               7,139,294          5,489,664           6,418,020           5,318,892
                                          -------------      -------------       -------------       -------------
    Saucony Total                            25,708,501         21,177,468          17,214,426          14,710,839
                                          -------------      -------------       -------------       -------------

Brookfield
  Domestic                                    1,881,752          1,383,626           3,116,876           3,024,950
  International                               1,371,829          3,261,233           3,987,583           1,440,371
                                          -------------      -------------       -------------       -------------
    Brookfield Total                          3,253,581          4,644,859           7,104,459           4,465,321
                                          -------------      -------------       -------------       -------------

Other                                         2,929,811          3,218,663           3,394,633           2,986,608
                                          -------------      -------------       -------------       -------------
Net sales                                    31,891,893         29,040,990          27,713,518          22,162,768

Other income                                    249,654            367,593              95,914             362,504
                                          -------------      -------------       -------------       -------------

Total revenue                                32,141,547         29,408,583          27,809,432          22,525,272
                                          -------------      -------------       -------------       -------------

Costs and expenses
  Cost of sales                              22,587,788         20,848,665          18,903,001          15,109,717
    Selling expenses                          4,578,823          4,823,427           4,136,758           4,101,999
  General and administrative
    expenses                                  3,310,240          3,228,976           3,397,683           3,676,464
  Interest expense                              263,198            239,047             230,660             218,832
                                          -------------      -------------       -------------       -------------

    Total costs and expenses                 30,740,049         29,140,115          26,668,102          23,107,012
                                          -------------      -------------       -------------       -------------

Income (loss) before income
  taxes and minority interest                 1,401,498            268,468           1,141,330            (581,740)

Provision (benefit) for income
  taxes                                         526,618             61,309             392,183            (552,642)

Minority interest in income (loss) of
  consolidated subsidiaries                     135,411             93,466             146,529             (67,408)
                                          -------------      -------------       -------------       --------------

Net income                                $     739,469      $     113,693       $     602,618       $      38,310
                                          =============      =============       =============       =============

Per share amounts:
  Net income                                     $0.12               $0.02               $0.10               $0.01
                                                  ====               =====               ====                =====

Weighted average common shares
  and equivalents outstanding                 6,225,960          6,244,225           6,268,925           6,268,732
                                          =============      =============       =============       =============

Statement of Income Data as a Percentage of Net Sales:


                                                                         Quarters Ended
                                                                          (Unaudited)
STATEMENT OF INCOME DATA:                          April 5,         July 5,           October 4,        January 3,
                                                     1996             1996               1996              1997
                                                     ----             ----               ----              ----
Net Sales

Saucony
  Domestic                                            58.2%             54.0%            39.0%             42.4%
  International                                       22.4%             18.9%            23.2%             24.0%
                                                   --------          --------         --------          --------
    Saucony Total                                     80.6%             72.9%            62.2%             66.4%
                                                   --------          --------         --------          --------

Brookfield
  Domestic                                             5.9%              4.8%            11.2%             13.6%
  International                                        4.3%             11.2%            14.4%              6.5%
                                                   --------          --------         --------          --------
    Brookfield Total                                  10.2%             16.0%            25.6%             20.1%
                                                   --------          --------         --------          --------

Other                                                  9.2%             11.1%            12.2%             13.5%
                                                   --------          --------         --------          --------

Net sales                                            100.0%            100.0%           100.0%            100.0%
Other income                                           0.8%              1.2%             0.3%              1.6%
                                                   --------          --------         --------          --------

Total revenue                                        100.8%            101.2%           100.3%            101.6%
                                                   --------          --------         --------          --------

Costs and expenses
  Cost of sales                                       70.8%             71.8%            68.2%             68.2%
  Selling expenses                                    14.4%             16.6%            14.9%             18.5%
  General and administrative
    expenses                                          10.4%             11.1%            12.3%             16.5%
  Interest expense                                     0.8%              0.8%             0.8%              1.0%
                                                   --------          --------         --------          --------

    Total costs and expenses                          96.4%            100.3%            96.2%            104.2%
                                                   --------          --------         --------          --------

Income (loss) before taxes and
  minority interest                                    4.4%              0.9%             4.1%            (2.6%)

Provision (benefit) for income
  taxes                                                1.7%              0.2%             1.4%            (2.5%)

Minority interest in income
  (loss) of consolidated
  subsidiaries                                         0.4%              0.3%             0.5%            (0.3%)
                                                   --------          --------         --------          --------

Net income (loss)                                      2.3%              0.4%             2.2%              0.2%
                                                   ========          ========         ========          ========



SELECTED QUARTERLY FINANCIAL RESULTS
                                                                      Quarters Ended
                                                                       (Unaudited)
STATEMENT OF INCOME DATA:                   March 31,           June 30,          September 29,       January 5,
                                               1995               1995                 1995              1996
                                               ----               ----                 ----              ----
Saucony
  Domestic                                $  16,146,371      $  12,777,890       $   9,958,877       $   8,156,455
  International                               7,145,958          5,775,849           5,487,042           5,219,465
                                          -------------      -------------       -------------       -------------

    Saucony Total                            23,292,329         18,553,739          15,445,919          13,375,920
                                          -------------      -------------       -------------       -------------

Brookfield
  Domestic                                    4,090,634          3,933,322           6,215,743           4,497,599
  International                                 632,771          1,181,895           1,929,266           1,533,042
                                          -------------      -------------       -------------       -------------

    Brookfield Total                          4,723,405          5,115,217           8,145,009           6,030,641
                                          -------------      -------------       -------------       -------------

Other                                         2,222,167          1,744,781           2,058,338           1,855,290
                                          -------------      -------------       -------------       -------------

Net sales                                    30,237,901         25,413,737          25,649,266          21,261,851

Other income                                    126,221            859,868             383,692             146,078
                                          -------------      -------------       -------------       -------------

Total revenue                                30,364,122         26,273,605          26,032,958          21,407,929
                                          -------------      -------------       -------------       -------------

Costs and expenses
  Cost of sales                              20,376,734         17,380,076          17,464,091          15,639,920
    Selling expenses                          4,860,525          4,361,712           4,419,572           3,045,335
  General and administrative
    expenses                                  3,617,505          3,034,023           3,356,192           3,202,800
  Interest expense                              435,168            311,463             228,306             324,921
                                          -------------      -------------       -------------       -------------

    Total costs and expenses                 29,289,932         25,087,274          25,468,161          22,212,976
                                          -------------      -------------       -------------       -------------

Income (loss) before income
  taxes and minority interest                 1,074,190          1,186,331             564,797            (805,047)

Provision (benefit) for income
  taxes                                         417,103            460,844             220,581            (383,543)

Minority interest in income
  (loss) of consolidated
  subsidiaries                                   28,148           (113,550)             24,808            (225,226)
                                          -------------      --------------      -------------       --------------

Net income (loss)                         $     628,939      $     839,037       $     319,408       $    (196,278)
                                          =============      =============       =============       ==============

Per share amounts:
  Net income (loss)                              $0.10               $0.13               $0.05             $(0.03)
                                                 ====                ====                =====             =======

Weighted average common shares
  and equivalents outstanding                 6,252,746          6,245,913           6,231,606           6,228,588
                                          =============      =============       =============       =============

SELECTED QUARTERLY FINANCIAL RESULTS

Statement of Income Data as a Percentage of Net Sales:


                                                                         Quarters Ended
                                                                          (Unaudited)
STATEMENT OF INCOME DATA:                          March 31,         June 30,       September 29,       January 5,
                                                     1995              1995              1995              1996
                                                      ---               ----             ----              ----

Saucony
  Domestic                                            53.4%             50.3%            38.8%             38.4%
  International                                       23.6%             22.7%            21.4%             24.5%
                                                   --------          --------         --------          --------
    Saucony Total                                     77.0%             73.0%            60.2%             62.9%
                                                   --------          --------         --------          --------

Brookfield
  Domestic                                            13.5%             15.5%            24.3%             21.2%
  International                                        2.1%              4.6%             7.5%              7.2%
                                                   --------          --------         --------          --------
    Brookfield Total                                  15.6%             20.1%            31.8%             28.4%
                                                   --------          --------         --------          --------

Other                                                  7.4%              6.9%             8.0%              8.7%
                                                   --------          --------         --------          --------

Net sales                                            100.0%            100.0%           100.0%            100.0%

Other income                                           0.5%              3.4%             1.5%              0.7%
                                                   --------          --------         --------          --------

Total revenue                                        100.5%            103.4%           101.5%            100.7%
                                                   --------          --------         --------          --------

Costs and expenses
  Cost of sales                                       67.4%             68.4%            68.1%             73.6%
  Selling expenses                                    16.1%             17.2%            17.2%             14.3%
  General and administrative
    expenses                                          12.0%             11.9%            13.1%             15.1%
  Interest expense                                     1.4%              1.2%             0.9%              1.5%
                                                   --------          --------         --------          --------

    Total costs and expenses                          96.9%             98.7%            99.3%            104.5%
                                                   --------          --------         --------          --------

Income (loss) before taxes and
  minority interest                                    3.6%              4.7%             2.2%            (3.8%)

Provision (benefit) for income
  taxes                                                1.4%              1.8%             0.9%            (1.8%)

Minority interest in income
  (loss) of consolidated
  subsidiaries                                         0.1%            (0.4%)             0.1%            (1.1%)
                                                   --------          --------         --------          --------

Net income (loss)                                      2.1%              3.3%             1.2%            (0.9%)
                                                   ========          ========         ========          ========



STATEMENT OF INCOME DATA:
                                                                        Quarters Ended
                                                                         (Unaudited)

                                             April 1,             July 1,         September 30,      December 30,
                                               1994                 1994               1994              1994
                                               ----                 ----               ----              ----

Saucony
  Domestic                                $   14,754,713      $    14,153,824     $  13,580,430      $  11,450,127
  International                                6,025,409            3,679,950         5,847,618          6,867,348
                                           -------------      ---------------     -------------      -------------
    Saucony Total                             20,780,122           17,833,774        19,428,048         18,317,475
                                           -------------      ---------------     -------------      -------------

Brookfield
  Domestic                                     3,449,622            4,640,359         3,818,867          7,789,835
  International                                  253,649              683,519         2,329,573          1,557,237
                                           -------------      ---------------     -------------      -------------
    Brookfield Total                           3,703,271            5,323,878         6,148,440          9,347,072
                                           -------------      ---------------     -------------      -------------

Other                                          1,630,817            1,587,163         1,876,050          1,601,763
                                           -------------      ---------------     -------------      -------------

Net sales                                     26,114,210           24,744,815        27,452,538         29,266,310

Other income                                     129,850              240,981           379,591            558,028
                                           -------------      ---------------     -------------      -------------

Total revenue                                 26,244,060           24,985,796        27,832,129         29,824,338
                                           -------------      ---------------     -------------      -------------

Costs and expenses
  Cost of goods sold                          17,779,333           16,879,487        18,156,065         19,678,500
  Selling expenses                             4,102,384            4,713,858         4,366,960          4,494,929
  General and administrative
    expenses                                   3,093,239            2,924,344         3,418,839          3,022,252
  Interest expense                               371,138              358,138           360,106            390,865
                                           -------------      ---------------     -------------      -------------

    Total costs and expenses                  25,346,094           24,875,827        26,301,970         27,586,546
                                           -------------      ---------------     -------------      -------------

Income before income taxes
  and minority interest                          897,966              109,969         1,530,159          2,237,792

Provision for income taxes                       319,229               13,277           532,244            965,983

Minority interest in income
  (loss) of consolidated
  subsidiaries                                    61,912              (87,002)           42,449             (8,843)
                                           -------------      ----------------    -------------      --------------

Net income                                $      516,825      $       183,694     $     955,466      $   1,280,652
                                           =============      ===============     =============      =============

Per share amounts:

Net income                                         $0.08               $0.03              $0.15             $0.20
                                                   =====               =====              =====              ====

Weighted average common
  shares and equivalents
  outstanding                                  6,501,071            6,457,466         6,423,956          6,333,950
                                           =============      ===============     =============      =============


SELECTED QUARTERLY FINANCIAL RESULTS

Statement of Income Data as a Percentage of Net Sales:


                                                                          Quarters Ended
                                                                           (Unaudited)

                                               April 1,           July 1,        September 30,       December 30,
                                                 1994               1994              1994               1994
                                                 ----               ----              ----               ----
Saucony
  Domestic                                         56.5%             57.2%             49.5%               39.1%
  International                                    23.1%             14.9%             21.3%               23.5%
                                                 -------           -------          --------            --------
    Saucony Total                                  79.6%             72.1%             70.8%               62.6%
                                                 -------           -------          --------            --------

Brookfield
  Domestic                                         13.2%             18.8%             13.9%               26.6%
  International                                     1.0%              2.7%              8.5%                5.3%
                                                 -------           -------          --------            --------
    Brookfield Total                               14.2%             21.5%             22.4%               31.9%
                                                 -------           -------          --------            --------

Other                                               6.2%              6.4%              6.8%                5.5%
                                                 -------           -------          --------            --------

Net sales                                         100.0%            100.0%            100.0%              100.0%
Other income                                        0.5%              1.0%              1.4%                1.9%
                                                 -------           -------          --------            --------

Total revenue                                     100.5%            101.0%            101.4%              101.9%
                                                 -------           -------          --------            --------

Costs and expenses
  Cost of goods sold                               68.1%             68.2%             66.1%               67.2%
  Selling expenses                                 15.7%             19.1%             15.9%               15.5%
  General and administrative
    expenses                                       11.8%             11.8%             12.5%               10.3%
  Interest expense                                  1.4%              1.4%              1.3%                1.3%
                                                 -------           -------          --------            --------

    Total costs and expenses                       97.1%            100.5%             95.8%               94.2%
                                                 -------           -------          --------            --------

Income before taxes and
  minority interest                                 3.4%              0.4%              5.6%                7.7%

Provision for income taxes                          1.2%              0.1%              1.9%                3.3%

Minority interest in income
  (loss) of consolidated
  subsidiaries                                      0.2%            (0.4%)              0.2%                0.0%
                                                 -------           -------          --------            --------

Net income                                          2.0%              0.7%              3.5%                4.4%
                                                 =======           =======          ========            ========


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

FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net sales increased 8.0% to $110,809,000 in fiscal 1996 from $102,563,000 in fiscal 1995.

Net sales of the Company's Saucony products increased 12% to $78,811,000 in fiscal 1996 from $70,668,000 in fiscal 1995 due primarily to higher selling prices and, to a lesser extent, increased unit shipment volume. The Company believes that the increase resulted from technical and cosmetic improvements to its Saucony products in 1996. Saucony domestic net sales increased 16% to $54,445,000 in fiscal 1996 from $47,040,000 in fiscal 1995, due to higher selling prices of the Company's recently introduced products in comparison with the Company's existing products and increased unit shipment volume. Saucony foreign net sales increased 3% to $24,366,000 in fiscal 1996 from $23,628,000 in fiscal 1995, due primarily to higher selling prices and, to a lesser extent, favorable currency exchange. The Company currently distributes its Saucony products in 32 countries through 24 distributors located throughout the world.

Net sales of the Company's Brookfield's products decreased 19% to $19,468,000 in fiscal 1996 from $24,014,000 in fiscal 1995. Domestic sales of Brookfield products decreased 50% to $9,407,000 in fiscal 1996 from $18,737,000 in fiscal 1995, due to lower unit shipment volume for certain licensed products and a shift in the sales mix to lower-priced product. The Company believes this decrease resulted from an oversupply of inventory at the retail level combined with the Company's current, more conservative credit risk environment. Foreign sales of Brookfield products increased 91% to $10,061,000 in fiscal 1996 from $5,277,000 in fiscal 1995, due primarily to increased unit shipment volume and a change in product mix, with increased sales of the Company's recently introduced products that have higher selling prices. The Company currently distributes its Brookfield products in 42 countries.

Net sales of other products increased 59% to $12,530,000 in fiscal 1996 from $7,881,000 in fiscal 1995, due primarily to additional sales from the Company's wholly-owned subsidiary, Quintana Roo, Inc. ("Quintana Roo"), which was acquired in August 1995, and increased sales of non-corporate brands by the Company's Australian subsidiary.

Other income decreased 29% to $1,076,000 in fiscal 1996 from $1,516,000 in fiscal 1995, due primarily to the gain on the sale of the Company's investment in a limited partnership and the receipt of the final royalty payment under a litigation settlement, both of which were recognized in fiscal 1995.

The Company's gross profit increased to $33,360,000 in fiscal 1996 from $31,702,000 in fiscal 1995. The Company's gross margin decreased to 30.1% in fiscal 1996 from 30.9% in fiscal 1995 reflecting decreased margins for both Saucony and Brookfield products. The gross margin decrease for Saucony products resulted from the shipment of a single slow-moving, non-current model, increased sales of lower-margin footwear and, to a lesser extent, increased freight costs. The decline in the gross margin for Brookfield products resulted from a shift in the sales mix to lower-margin domestic Brookfield product and increased international sales, which have lower margins than domestic sales.

Selling, general and administrative expenses increased to $31,254,000, or 28% of net sales, in fiscal 1996, from $29,898,000, or 29% of net sales, in fiscal 1995. Advertising and promotion expenses increased $1,033,000 in fiscal 1996 due primarily to increased Saucony domestic television and print media advertising and, to a lesser extent, increased sponsorship of athletes. Selling expenses decreased by $79,000 in fiscal 1996 due to management's initiative to reduce commissions on sales of Saucony products and to increased sales of Brookfield products to house accounts, which are non- commissionable. General and administrative expenses increased $403,000 in fiscal 1996, due to increased costs related to Quintana Roo, which was acquired in August 1995, and increased foreign costs for payroll due to increased staffing at several of the Company's foreign subsidiaries and increased professional fees.

Interest expense decreased 27% to $952,000 in fiscal 1996 from $1,300,000 in fiscal 1995, reflecting the paydown of the Company's senior notes and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

The effective tax rate decreased 16.2%, to 19.2% in fiscal 1996 from 35.4% in fiscal 1995, due to the recovery by the Company of low-income housing tax credits, which had previously recaptured, the reversal of a deferred foreign tax valuation allowance and a shift in the international mix of pretax earnings among taxing jurisdictions. The low-income housing tax credit recovery is a non-recurring event.

FISCAL 1995 COMPARED TO FISCAL 1994

The Company's net sales decreased 5.0% to $102,563,000 in fiscal 1995 from $107,578,000 in fiscal 1994.

Net sales of the Company's Saucony products decreased 7% to $70,668,000 in fiscal 1995 from $76,359,000 in fiscal 1994, due to decreased unit shipment volume and a change in the sales mix to lower-priced product, both of which reflect a difficult retail environment, marginal acceptance of certain new product offerings and increasing brand strength of a footwear competitor. Saucony domestic net sales decreased 13% to $47,040,000 in fiscal 1995 from $53,939,000 in fiscal 1994, due primarily to lower unit shipment volume, and to a lesser extent, a change in the sales mix to lower-priced product. Saucony foreign net sales increased 5% to $23,628,000 in fiscal 1995 from $22,420,000 in fiscal 1994 and accounted for 33% of Saucony net sales in fiscal 1995 compared with 29% of Saucony net sales in fiscal 1994. The increase in foreign Saucony net sales reflected market gains due to increased unit shipment volume at the Company's foreign subsidiaries. The Company currently distributes its Saucony products in 32 countries.

Net sales of the Company's Brookfield products decreased 2% to $24,014,000 in fiscal 1995 from $24,523,000 in fiscal 1994. Domestic sales of Brookfield products decreased 5% to $18,737,000 in fiscal 1995 from $19,699,000 in fiscal 1994, primarily as a result of a difficult retail environment at the mass merchant channels of distribution and the absence of a promotional roller skate license for the Christmas selling season. Foreign sales of Brookfield products increased 9% to $5,277,000 in fiscal 1995 from $4,824,000 in fiscal 1994, accounting for 22% of net sales of Brookfield products in fiscal 1995, compared to 20% of net sales of Brookfield products in fiscal 1994. The increase in foreign net sales of Brookfield products was attributable to increased international markets, with distribution in 31 countries in fiscal 1995 compared with 18 countries in fiscal 1994.

Net sales of other products increased 18% to $7,881,000 in fiscal 1995 from $6,696,000 in fiscal 1994, due primarily to increased sales on non-corporate brands by the Company's Australian subsidiary.

Other income increased 16% to $1,516,000 in fiscal 1995 from $1,308,000 in fiscal 1994 as the result of the gain on the sale of the Company's investment in a limited partnership and increased royalty income. Royalty income increased in fiscal 1995 due to a final payment received under a litigation settlement which amounted to $272,000.

The Company's gross profit decreased to $31,702,000 in fiscal 1995 from $35,085,000 in fiscal 1994. The Company's gross margin decreased to 30.9% in fiscal 1995 from 32.6% in fiscal 1994 reflecting decreased margins for both Saucony and Brookfield products. The decline in gross margin for Saucony products resulted from a greater proportion of sales of lower-priced, lower-margin footwear to sales of higher-priced, higher-margin footwear in fiscal 1994. The decline in gross margin for Brookfield products resulted from a greater ratio of lower-margin international sales to higher-margin domestic product sales compared with fiscal 1994. Increased international sales in fiscal 1995 by Brookfield as an OEM manufacturer for certain of its licensors also caused gross margins to contract on some specialty Brookfield product items.

Selling, general and administrative expense decreased to $29,898,000, or 29.2% of net sales, in fiscal 1995 from $30,137,000, or 28.0% of net sales, in fiscal 1994. The increase in selling, general and administrative expenses as a percentage of net sales in fiscal 1995 as compared to fiscal 1994 was due to the decrease in net sales in fiscal 1995 in comparison to fiscal 1994. The absolute dollar decrease in the amount of selling, general and administrative expenses resulted from a reduction in Saucony product advertising and promotion spending. Advertising and promotion expenses decreased $1,263,000 in fiscal 1995 due primarily to decreased Saucony domestic television and print media advertising. Selling expenses increased by $272,000 in fiscal 1995 due to increased selling payroll and tradeshow expenses. General and administrative expenses increased $752,000 in fiscal 1995, due to increased foreign spending, including costs associated with the lease of a warehouse in Australia, increased costs related to Saucony GmbH, which was formed in December 1994 and increased payroll costs due to increased staffing at several of the Company's foreign subsidiaries. Interest expense decreased 12% to $1,300,000 in fiscal 1995 from $1,480,000 in fiscal 1994, as a result of the paydown of corporate debt during fiscal 1995 and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

The provision for income tax declined by $1,116,000 in fiscal 1995 as compared with fiscal 1994 as a result of the decreases in the Company's pretax earnings. The effective tax rate decreased by 2.9%, to 35.4% in fiscal 1995 from 38.3% in fiscal 1994, due primarily to the relative effect of fixed tax credits from the Company's tax related investment on lower income before tax for fiscal 1995, as compared with fiscal 1994, and an adjustment to the Company's tax reserves


LIQUIDITY AND CAPITAL RESOURCES

As of January 3, 1997, the Company's cash and cash equivalents totaled $2,803,000, a decrease of $8,865,000 from January 5, 1996. The decrease was the result of an increase in accounts receivable of $6,003,000, net of the provision for bad debts and discounts of $5,397,000, an increase of $1,691,000 in inventory during fiscal 1996 and the acquisition of trademarks and tradenames of an athletic apparel manufacturer for $1,250,000, offset in part by the depreciation and amortization provision of $1,565,000. The increase in accounts receivable was due to increased net sales of the Company's Saucony products in the fiscal fourth quarter of 1996 and extended payment terms given to certain of the Company's customers. The Company's days sales outstanding for its accounts receivable increased to 96 days at the end of fiscal 1996 from 74 days at the end of fiscal 1995. Inventories increased in fiscal 1996 due to an increase in production at the Company's Bangor manufacturing facility and a higher level of finished goods inventory at the Company's overseas subsidiaries. The Company's inventory turn ratio increased to 2.8 turns in fiscal 1996 from 2.4 turns in fiscal 1995.

During fiscal 1996, the Company used $5,058,000 of net cash to finance operating activities, expended $1,984,000 to acquire capital assets and information technology, expended $1,250,000 to acquire the tradenames and trademarks of an athletic apparel manufacturer, received $78,000 from the sale of capital assets, increased short-term borrowings by $1,313,000, expended $2,404,000 to reduce long-term debt, received $69,000 from the issuance of the Company's common stock and borrowed $420,000 on a long-term basis, secured by the Company's facility in St. Peters, Australia.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in fiscal 1996 included a decrease in accrued letters of credit and accounts payable of $1,151,000 (due to the timing of inventory shipments), and an increase in accrued expenses of $419,000 (due to increased advertising and promotional spending). The declining value of the U.S. dollar decreased the value of cash and cash equivalents by $51,000.

As of January 5, 1996, the Company's cash and cash equivalents totalled $11,668,000, an increase of $8,319,000 from December 30, 1994. The increase was primarily the result of a decrease in accounts receivable of $6,846,000 and a decrease in inventory of $5,187,000 during fiscal 1995. The decrease in receivables was due to reduced corporate net sales in the fiscal fourth quarter of 1995. The Company's days sales outstanding at the end of fiscal 1995 remained consistent with fiscal 1994's level of 74 days. The Company's inventory turn ratio decreased to 2.4 turns at the end of fiscal 1995 from 2.7 turns at the end of fiscal 1994. Inventories in fiscal 1995 decreased due to lower inventory requirements.

In fiscal 1995, the Company generated approximately $11,215,000 from operations, expended $1,120,000 for capital expenditures, information technology and other deferred charges, invested $112,000 to form a new subsidiary, expended $77,000 to repurchase shares of the Company's Common Stock, reduced long-term debt and other long-term commitments by $2,920,000 and received $1,335,000 in cash as the result of the sale by the Company of its investment in a limited partnership.
As part of the sale of this investment, the Company realized a reduction of $4,056,000 of debt and accrued interest, of which $3,259,000 was long-term debt.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the Company's operating cash flows in fiscal 1995 included an increase in prepaid expenses and other current assets of $262,000 (due to advance payments for business insurance and production molds), an increase in marketable securities of $308,000, an increase in accrued letters of credit of $1,115,000 (due to increased in-transit inventory), a decrease in accounts payable of $865,000 (due to lower inventory requirements and reduced operating spending in the fourth quarter of 1995), a decrease in accrued expenses of $1,605,000 (reflecting decreased sales commissions, incentive bonuses, royalties payable, and other operating expenses, which are attributable to the fourth quarter sales decrease and lower interest payable as a result of the reduction in long term debt) and a decrease in accrued income taxes of $743,000 due to lower pre-tax income and the timing of tax payments. The declining value of the U.S. dollar decreased the value of cash and cash equivalents by $37,000 in fiscal 1995.

The Company has a credit facility with two principal banks pursuant to which a $30,000,000 credit line is available to the Company. This credit facility, which was amended in January 1997, will extend through August 1, 1998 and provide for a short-term demand line of credit, in the principal amount of up to $15,000,000, subject to formula adjustment, and a revolving line of credit in
the principal amount of $15,000,000.   Borrowings under this facility generally
will be made at the primary bank's prime rate of interest. As of January 3, 1997, there was $2,301,803 outstanding under the current facility. The Company had open commitments at such date related to letters of credit in the amount of $5,347,751. As of March 7, 1997, $6,440,221 was available for borrowing under the short-term demand line and $15,000,000 was available for borrowing under the revolving term line. Certain of the Company's foreign subsidiaries have credit facilities, consisting of demand and/or revolving lines of credit, in the aggregate principal amount of approximately $5,888,000. As of March 7, 1997, an aggregate of approximately $2,057,059 was available for borrowing under the facilities of the foreign subsidiaries. See Note 9 of Notes to Consolidated Financial Statements.

On April 29, 1988, Hyde issued to a life insurance company $12,000,000 of 9.70% senior notes due April 29, 1998. The notes provide for semi-annual payments of interest, payable in April and October of each year, continuing to April 1998, and annual payments of principal of $2,000,000 each from April 1993 to and including April 1998. The note purchase agreement relating to the notes contains restrictive covenants commonly found in such agreements. See Note 6 of Notes to Consolidated Financial Statements. The Company may prepay the note at the time of any scheduled principal or interest payment, subject to a prepayment premium in certain circumstances.

During 1996, the Company acquired an information technology hardware system at a cost of $991,000 pursuant to a long-term capital lease. The lease provides for a bargain purchase option at the conclusion of the lease term. At January 3, 1997, the Company had various commitments for capital expenditures, including information technology systems, improvements to and expansion of distribution facilities, both domestic and foreign. The Company believes that these commitments are not significant.

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

SFAS 121

Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), issued by the Financial Accounting Standards Board, requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 establishes standards for recognizing and measuring impairment of long-lived assets, certain identifiable intangibles and goodwill. For 1996, the Company determined that an impairment loss was not required on its long-lived assets.

SFAS 123

The Financial Accounting Standards Board issued Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) in October 1995. SFAS 123 establishes the financial accounting and reporting standards for all stock-based compensation. SFAS 123 prescribes a fair value method of accounting for stock options and other similar equity instruments and encourages companies to adopt this accounting treatment for all stock-based compensation plans. However, under SFAS 123, companies are permitted to continue to measure compensation expense using the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income and earnings per share had the fair value method been adopted.

SFAS 123 is effective for fiscal years commencing after December 15, 1995. As permitted by SFAS 123, the Company is continuing to account for employee stock compensation expense under the precepts of APB Opinion No. 25. See Note 11 for pro forma disclosures of net income and earnings per share, calculated utilizing the fair value method prescribed under SFAS 123.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

COMPETITION. Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign, several of which have diversified products lines, well-known brands and financial, distribution and marketing resources substantially greater than those of the Company. The principal competitors for the Company's Saucony products are Nike, New Balance and ASICS. The principal competitors for the Company's Brookfield products are Variflex, Roller Derby, Blade Runner and Fisher-Price.

DEPENDENCE ON FOREIGN SUPPLIERS. A number of manufacturers located in the Far East, primarily in China, Taiwan and Thailand, supply products and product components to the Company. During fiscal 1996, one of such suppliers, located in China, accounted for approximately 38% of the Company's total purchases by dollar volume. The Company is subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, trade limitations imposed by the United States or foreign governments and political and labor instability. In particular, there are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, the Company has no long-term manufacturing agreements with its foreign suppliers and competes with other athletic shoe and recreational product companies, including companies that are much larger than the Company, for access to production facilities.

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

ADVERTISING AND MARKETING PROGRAMS. The Company's success in the markets in which it competes depends in part upon the effectiveness of advertising and marketing programs of the Company. In particular, the Company must periodically design and successfully execute new and effective advertising and marketing programs.

DEPENDENCE ON MAJOR CUSTOMERS. Although the Company had no customer that accounted for ten percent or more of the Company's consolidated revenue during 1996, the Company's business is susceptible to the loss of certain key customers of the Company's product lines, such as Foot Locker for the Company's Saucony products and Toys-R-Us for the Company's Brookfield products.


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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.








PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 15, 1997 (the "1997 Proxy Statement") under the captions "ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference. The Company expects to file the 1997 Proxy Statement within 120 days after the close of the fiscal year ended January 3, 1997.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation of Directors," "Compensation of Executive Officers," "Employment and Consulting Agreements and Other Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Company's 1997 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Employment and Consulting Agreements and Other Arrangements" appearing in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Index to Financial Statements
            -----------------------------

      The following consolidated financial statements of Hyde Athletic
        Industries, Inc. and its subsidiaries are included in this report:

      Reports of Independent Accountants

      Consolidated balance sheets at January 3, 1997 and January 5, 1996

      Consolidated statements of income for the years ended January 3, 1997, January 5, 1996 and December 30, 1994

      Consolidated statements of stockholders' equity for the years ended
        January 3, 1997, January 5, 1996 and December 30, 1994

      Consolidated statements of cash flows for the years ended January 3, 1997, January 5, 1996 and December 30, 1994

      Notes to the consolidated financial statements

      2.    Index to Consolidated Financial Statement  Schedule
            ---------------------------------------------------

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

      3.    Index to Exhibits
            -----------------

      The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

      (b)   Reports on Form 8-K
            -------------------

      No Current Reports on Form 8-K were filed in the fourth quarter of fiscal 1996.








                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HYDE ATHLETIC INDUSTRIES, INC.
                                          ------------------------------
                                          (registrant)


                                          By:  /s/ John H. Fisher
                                          -----------------------------------
                                          John  H.  Fisher
                                          President and Chief Executive Officer

Date:     April 3, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                        CAPACITY                     DATE
         ----                        --------                     ----


/s/ John H. Fisher              President                      April 3, 1997
-------------------------
John H. Fisher                  Chief Executive Officer
                                Director


/s/ Charles A. Gottesman        Executive Vice President       April 3, 1997
-------------------------
Charles A. Gottesman            Chief Operating Officer
                                Director
                                (Principal Financial Officer)


/s/ Roger P. Deschenes          Controller                     April 3, 1997
-------------------------
Roger P. Deschenes              Chief Accounting Officer


/s/ James A. Buchanan           President                      April 3, 1997
-------------------------
James A. Buchanan               Brookfield Athletic Co., Inc.
                                Director


/s/ John J. Neuhauser           Director                       April 3, 1997
-------------------------
John J. Neuhauser


/s/ Jonathan O. Lee             Director                       April 3, 1997
-------------------------
Jonathan O. Lee


/s/ Phyllis H. Fisher           Director                       April 3, 1997
-------------------------
Phyllis H. Fisher







REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Hyde Athletic Industries, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Hyde Athletic Industries, Inc. and Subsidiaries listed in
Item 14(a) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Saucony SP Pty. Ltd., a fifty percent owned joint venture, which statements reflect total net assets and revenues consisting of thirteen percent and 12 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Saucony SP Pty. Ltd., is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyde Athletic Industries, Inc. and Subsidiaries as of January 3, 1997 and January 5, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                          Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 14, 1997



INDEPENDENT AUDIT REPORT TO THE MEMBERS OF SAUCONY SP PTY., LIMITED

Scope

We have audited the financial statements of Saucony SP Pty., Ltd., as set out on pages 2 to 18, for the year ended 3 January 1997. The Company's directors are responsible for the financial statements. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.

Our audit has been conducted in accordance with generally accepted auditing standards to provide reasonable assurance as to whether the financial statements are free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial statements, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion as to whether, in all material respects, the financial statements are presented fairly in conformity with generally accepted accounting principles and so as to present a view which is consistent with our understanding of the Company's financial position, the results of its operations and its cash flows.

The audit opinion expressed in this report has been formed on the above basis.

Audit Opinion

In our opinion, the financial statements of Saucony SP Pty Limited are properly drawn up so as to present fairly in accordance with generally accepted accounting principles the Company's state of affairs as at 3 January 1997 and its profit and cash flows for the financial year ended on that date.


                                        GRANT THORNTON
                                        Chartered Accountants



/s/ W. H. Chapman
Partner




Sydney, NSW Australia
April 2, 1997

                                   HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                             January 3,              January 5,
                                                                                1997                    1996
                                                                                ----                    ----

Current Assets:
    Cash and cash equivalents                                             $    2,802,864           $  11,668,316
    Marketable securities (Note 2)                                               236,128                 307,500
    Accounts receivable, net of allowance
       for doubtful accounts and discounts
       (1996, $1,334,530; 1995, $940,244) (Note 3)                            22,840,161              17,361,195
    Inventories (Note 4)                                                      28,632,511              26,831,600
    Deferred income taxes (Note 12)                                            1,424,987               1,251,654
    Prepaid expenses and other current assets                                  1,878,450               1,769,825
                                                                          --------------           --------------

    Total current assets                                                      57,815,101              59,190,090
                                                                          --------------           --------------

Property, plant and equipment, net of
  accumulated  depreciation and
  amortization (Note 5)                                                        9,217,468               8,122,937
                                                                          --------------           --------------
Other assets:
    Deferred charges, net of accumulated
       amortization (1996, $1,613,931;
       1995 $1,185,319)                                                        1,447,804                 999,363
    Long-term accounts and notes
       receivable (Note 3)                                                     1,035,987                 353,175
    Goodwill (Note 13)                                                         1,250,001                      --
    Investment in limited partnership (Note 6)                                   753,433                 753,433

    Other                                                                         71,932                  52,291
                                                                          --------------           --------------

    Total other assets                                                         4,559,157               2,158,262
                                                                          --------------           --------------

Total assets                                                              $   71,591,726           $  69,471,289
                                                                          ==============           ==============


                                           See notes to consolidated financial statements

                                   HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               January 3,              January 5,
                                                                                  1997                    1996
                                                                                  ----                    ----
Current liabilities:
    Accrued letters of credit (Note 9)                                       $    1,848,666          $    2,619,819
    Notes payable (Note 9)                                                        4,237,083               4,336,940
    Current portion of long-term debt and capital
       lease obligations (Notes 6 & 7)                                            2,484,459               2,199,225
    Accounts payable                                                              2,121,528               2,436,148
    Accrued expenses (Note 9)                                                     3,517,047               3,136,653
                                                                             --------------          --------------

Total current liabilities:                                                       14,208,783              14,728,785
                                                                             --------------          --------------
Long term obligations:
    Long-term debt, net of current portion (Note 6)                               3,885,342               4,000,000
    Capital lease obligations, net of current portion (Note 7)                    1,007,411                 205,568
    Deferred income taxes (Note 12)                                               1,923,708               2,001,655
                                                                             --------------          --------------

Total long-term obligations                                                       6,816,461               6,207,223
                                                                             --------------          --------------
Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiaries                                      487,865                 170,227
                                                                             --------------          --------------

Stockholders' Equity (Notes 10 & 11)
Preferred stock, $1.00 par; authorized 500,000
    shares; none issued and outstanding                                                  --                      --
Common stock:
      Class A, $.333 par; authorized 20,000,000 shares
       (issued 1996, 2,706,227; 1995, 2,704,727)                                    902,075                 901,575
      Class B, $.333 par; authorized 20,000,000 shares
       (issued 1996, 3,729,059; 1995, 3,710,815)                                  1,243,020               1,236,939
Additional paid-in capital                                                       15,581,353              15,521,470
Retained earnings                                                                33,704,957              32,210,867
Accumulated translation                                                            (233,654)               (257,694)
                                                                             ---------------         --------------
                                                                                 51,197,751              49,613,157
                                                                             --------------          --------------
  Less:
    Common stock held in treasury, at cost
      (1996, 198,400; 1995, 198,400)                                             (1,053,790)             (1,053,790)
    Unearned compensation                                                           (65,344)               (194,313)
                                                                             ---------------         ---------------

                                                                                 50,078,617              48,365,054
                                                                             --------------          --------------

Total liabilities and stockholders' equity                                   $   71,591,726          $   69,471,289
                                                                             ==============          ==============

                                          See notes to consolidated financial statements.

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME

                        For the Years Ended January 3, 1997, January 5, 1996 and December 30, 1994
                                                      1996                     1995                    1994
                                                      ----                     ----                    ----
Net sales                                       $  110,809,169          $   102,562,755          $  107,577,873
Other income (Note 13)                               1,075,665                1,515,859               1,308,450
                                                 --------------          --------------          --------------
Total revenue                                      111,884,834              104,078,614             108,886,323
                                                 --------------          --------------          --------------

Costs and expenses:
  Cost of sales                                     77,449,171               70,860,821              72,493,385
  Selling expenses                                  17,641,007               16,687,144              17,678,131
  General and administrative
    expenses (Note 9)                               13,613,363               13,210,520              12,458,674
  Interest expense                                     951,737                1,299,858               1,480,247
                                                 --------------          --------------          --------------
    Total costs and expenses                       109,655,278              102,058,343             104,110,437
                                                 --------------          --------------          --------------
Income before income taxes and
  minority interest                                  2,229,556                2,020,271               4,775,886
Provision for income taxes (Note 12)                   427,468                  714,985               1,830,733
Minority interest in income (loss) of
  consolidated subsidiaries                            307,998                 (285,820)                  8,516
                                                 --------------          ---------------         --------------
Net income (Note 11)                            $    1,494,090          $     1,591,106          $    2,936,637
                                                 ==============          ==============          ==============

Per share amounts (Note 1):

Net income (Note 11)                            $          0.24         $           0.26         $          0.46
                                                 ==============          ===============         ===============

Weighted average common shares
  and equivalents outstanding                        6,251,889                6,239,557               6,437,281
                                                 ==============          ==============          ==============

Cash dividends per share of
  common stock                                               0                        0                       0
                                                 ==============          ==============          ==============

                                           See notes to consolidated financial statements



                                          HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             For the Years Ended January 3, 1997, January 5, 1996 and December 30, 1994




                                      Common Stock          Paid-in       Retained           Treasury Stock
                                   Class A    Class B       Capital       Earnings         Shares      Amount
                                   -------    -------        ------       --------         ------       ------


Balance, December 31, 1993       $915,937    $1,249,404   $16,287,197    $27,683,124          --             --

Issuance of 7,688 shares of
 common stock, stock option
 exercise (Note 10)                   333        2,229        23,313             --           --             --

Retirement of 89,566 shares
 of common stock issued under
 restricted stock grant
 (Note 10)                        (14,928)     (14,928)     (914,050)            --           --             --

Issuance of below market
 options (Note 10)                     --           --       237,925             --           --             --

Cancellation of below market
 options (Note 11)                     --           --       (41,580)            --           --             --

Amortization of unearned
 compensation (Note 11)                --           --            --             --           --             --

Acquisition of 176,700 shares of
 common stock, at cost (Note 10)       --           --            --             --      176,700       (922,963)

Reclassification of 4,000
 shares of common stock
 owned by a subsidiary (Note 10)       --           --            --             --        4,000        (54,140)

Net income                             --           --            --      2,936,637           --             --

Foreign currency translation
 adjustments                           --           --            --             --           --             --
                                 --------    ---------     ----------     ----------   ---------      ---------

Balance, December 30, 1994       $901,342    $1,236,705   $15,592,805    $30,619,761     180,700     ($ 977,103)


Issuance of 1,400 shares of
 common stock, stock option
 exercise (Note 14)                   233          234         3,184             --           --             --

Cancellation of below market
 options (Note 11)                     --           --       (74,519)            --           --             --

Amortization of unearned
 compensation (Note 11)                --           --            --             --           --             --

Acquisition of 17,700 shares of
 common stock, at cost
 (Note 10)                             --           --            --             --       17,700        (76,687)

Net income                             --           --            --      1,591,106           --             --

Foreign currency translation
 adjustments                           --           --            --             --           --             --
                                 --------    ---------     ----------     ----------   ---------      ---------

Balance, January 5, 1996         $901,575   $1,236,939    $15,521,470    $32,210,867   $ 198,400    ($1,053,790)

Issuance of 19,744 shares
 of common stock, stock
 option exercise (Note 10)            500        6,081        62,912             --           --             --

Cancellation of below
 market options (Note 11)              --           --        (3,029)            --           --             --

Amortization of unearned
 compensation (Note 11)                --           --            --             --           --             --

Net income                             --           --            --      1,494,090           --             --

Foreign currency translation
 adjustments                           --           --            --             --           --             --
                                 --------   ----------    -----------    -----------   ---------    -----------

Balance, January 3, 1997         $902,075   $1,243,020    $15,581,353    $33,704,957     198,400   $ (1,053,790)
                                 ========   ==========    ===========    ===========   =========   =============




                                          HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             For the Years Ended January 3, 1997, January 5, 1996 and December 30, 1994


                                                                                 Total
                                    Unearned        Notes       Accumulated   Stockholders'
                                   Compensation   Receivable    Translation      Equity
                                   ------------   ----------    -----------      ------


Balance, December 31, 1993         $ (950,354)   $ (400,911)    $  (74,573)    $44,709,824

Issuance of 7,688 shares of
 common stock, stock option
 exercise (Note 10)                        --            --             --          25,875

Retirement of 89,566 shares of
 common stock issued under
 restricted stock grant
 (Note 10)                            542,995       400,911             --              --

Issuance of below market options
 (Note 10)                           (237,925)           --             --              --

Cancellation of below market
 options (Note 11)                     41,580            --             --              --

Amortization of unearned
 compensation (Note 11)               156,493            --             --         156,493

Acquisition of 176,700 shares
 of common stock, at cost
 (Note 10)                                 --            --             --        (922,963)

Reclassification of 4,000
 shares of common stock
 owned by a subsidiary
 (Note 10)                                 --            --             --         (54,140)

Net income                                 --            --             --       2,936,637

Foreign currency translation
 adjustments                               --            --        (96,898)        (96,898)
                                    ----------   ----------     -----------    ------------

Balance, December 30, 1994           (447,211)           --       (171,471)     46,754,828


Issuance of 1,400 shares
 of common stock, stock
 option exercise (Note 14)                 --            --             --           3,651

Cancellation of below market
 options (Note 11)                     74,519            --             --              --

Amortization of unearned
 compensation (Note 11)               178,379            --             --         178,379

Acquisition of 17,700 shares
 of common stock, at cost
 (Note 10)                                 --            --             --         (76,687)

Net income                                 --            --             --       1,591,106

Foreign currency translation
 adjustments                               --            --        (86,223)        (86,223)
                                    ----------   ----------     -----------    ------------

Balance, January 5, 1996           $ (194,313)           --     $ (257,694)    $48,365,054

Issuance of 19,744 shares of
 common stock, stock option
 exercise (Note 10)                        --            --             --          69,493

Cancellation of below market
 options (Note 11)                      3,029            --             --              --

Amortization of unearned
 compensation (Note 11)               125,940            --             --         125,940

Net income                                 --            --             --       1,494,090

Foreign currency translation
 adjustments                               --            --         24,040          24,040
                                    ----------   ----------     ----------     ------------

Balance, January 3, 1997           $  (65,344)           --     $ (233,654)    $50,078,617
                                    ==========   ==========     ===========    ============

                                                See notes to condensed consolidated financial statements


                                    HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Years Ended January 3, 1997, January 5, 1996 and December 30, 1994

                                                                    1996               1995              1994
                                                                    ----               ----              ----
Cash flows from operating activities:
  Net income                                                  $   1,494,090      $   1,591,106      $   2,936,637
  Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
    Depreciation and amortization                                 1,564,509          1,210,689          1,109,906
    Provision for bad debt and discounts                          5,396,619          5,072,962          4,754,567
    Loss on sale of equipment                                        22,207              2,498              4,491
    Deferred income tax (benefit) expense                          (251,280)          (422,737)           125,992
    Minority interest in (income) loss of
       consolidated subsidiaries                                    307,998           (285,820)             8,516
    Compensation from stock grants and stock options                125,940            178,379            156,493
    Gain on sale of investment in limited partnership                    --           (426,377)                --
Changes in operating assets and liabilities, net of
 effects of acquisitions and foreign currency adjustments:
  Decrease (increase) in assets:
    Marketable securities                                            71,372           (307,500)         4,003,952
    Accounts and notes receivable                               (11,399,928)         1,772,637         (9,765,650)
    Inventories                                                  (1,691,033)         5,187,467         (8,523,396)
    Prepaid expenses and other current assets                        43,259           (261,598)           328,272
  Increase (decrease) in liabilities:
    Accrued letters of credit                                      (775,822)         1,115,229         (1,707,261)
    Accounts payable                                               (375,138)          (865,034)         1,131,609
    Accrued expenses                                                418,713         (1,604,521)         1,209,458
    Accrued income taxes                                             (9,108)          (742,846)           261,512
                                                              --------------     --------------     -------------

Total adjustments                                                (6,551,692)         9,623,428         (6,901,539)
                                                              --------------     -------------      --------------

Net cash provided (used) by operating activities                 (5,057,602)        11,214,534         (3,964,902)
                                                              --------------     -------------      --------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                       (918,353)          (650,570)          (676,371)
  Proceeds from the sale of equipment                                77,834             31,813                496
  Increase in deferred charges and other                         (1,065,701)          (469,257)          (379,933)
  Investment distribution from limited partnership                       --             28,732                 --
  Payments for trademarks and trade names                        (1,250,001)                --                 --
  Payments for business acquisitions,
    net of cash acquired                                                 --           (111,800)                --
  Proceeds from sale of investment in
    limited partnership                                                  --          1,335,289                 --
                                                              -------------      -------------      -------------
Net cash provided (used) by investing activities                 (3,156,221)           164,207         (1,055,808)
                                                              --------------     -------------      --------------




                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                                                                   1996                1995               1994
                                                                   ----                ----               ----
Cash flows from financing activities:
  Net short-term borrowings                                      1,313,007             (30,087)          2,547,110
  Repayment of long-term debt and
    capital lease obligations                                   (2,403,389)         (2,893,098)         (2,487,567)
  Proceeds from long-term borrowings                               419,766                  --                  --
  Common stock repurchased                                              --             (76,687)           (922,963)
  Payment of termination benefit payable                                --             (26,866)           (306,075)
  Issuances of common stock, including options                      69,493               3,651              25,875
                                                             -------------      --------------      --------------

Net cash used by financing activities                             (601,123)         (3,023,087)         (1,143,620)

Effect of exchange rate changes on
  cash and cash equivalents                                        (50,506)            (37,114)           (499,060)
                                                             --------------     ---------------     ---------------

Net increase (decrease) in cash and
  cash equivalents                                              (8,865,452)          8,318,540          (6,663,390)

Cash and cash equivalents at beginning
  of period                                                     11,668,316           3,349,776          10,013,166
                                                             -------------      --------------      --------------

Cash and cash equivalents at end of period                   $   2,802,864      $   11,668,316      $    3,349,776


Supplemental disclosure of cash flow information:

  Cash paid during the year for:
  Income taxes, net of refunds                               $     736,265      $    1,935,902      $    1,507,484
                                                             =============      ==============      ==============

  Interest                                                   $     959,461      $    1,534,015      $    1,245,927
                                                             =============      ==============      ==============

Non-cash Investing and Financing Activities:

Property purchased under capital leases                      $   1,233,656      $      137,853      $      175,377

Reconciliation of assets acquired and
  liabilities assumed, business acquisitions
    Assets acquired                                                     --             232,232                  --
    Liabilities assumed                                                 --             120,432                  --
                                                             -------------      --------------      --------------

  Cash paid for business acquisitions                        $          --      $      111,800                  --
                                                             =============      ==============      ==============

Sale of investment in limited partnership

  Cash received, net of broker fees                                     --           1,335,289                  --
    Reduction in short-term debt, long-term
     debt and accrued liabilities                                       --           4,055,691                  --
                                                             -------------      --------------      --------------

    Total proceeds                                                      --           5,390,980                  --

  Investment in limited partnership, net of distributions               --           4,964,603                  --
                                                             -------------      --------------      --------------

    Gain realized on sale                                               --      $      426,377                  --
                                                             =============      ==============      ==============

                                          See notes to consolidated financial statements.




                HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the Years Ended January 3, 1997, January 5, 1996 and December 30, 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     BUSINESS ACTIVITY
     -----------------

     The Company is an importer and manufacturer of a broad line of high performance athletic footwear and outdoor recreational products. The Company markets its products principally to domestic and international retailers and distributors.

     REPORTING PERIOD
     ----------------

     The Company adopted a 52-53 week fiscal year reporting period in 1991. The consolidated financial statements and notes for 1996, 1995 and 1994 represent the fiscal years ended January 3, 1997, January 5, 1996 and December 30, 1994, respectively. In Management's opinion, the consolidated financial statements for 1996, 1995 and 1994 are comparable.

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements include the accounts of Hyde Athletic Industries, Inc. and its wholly-owned subsidiaries, Spot-Bilt, Inc., Brookfield Athletic Co., Inc., Saucony, Inc., Saucony Deutschland Vertriebs GmbH (Germany), Quintana Roo, Inc. and Hyde International Services Limited (Hong Kong), and its majority-owned foreign subsidiary, Saucony Canada, Inc., all herein referred to as the "Company". Hyde International Services Limited owns a controlling interest in a subsidiary called Saucony SP Pty Limited (Australia). Saucony, Inc. owns a majority interest in a joint venture, Saucony Sports BV (Netherlands). The Company also operates a branch in the United Kingdom called Saucony UK and maintains a marketing representative office in Germany called Saucony Europe. Saucony GmbH and Quintana Roo, Inc. are included in the consolidated financial statements beginning in December 1994 and August 1995, respectively. Saucony Shoe Manufacturing Co., Inc., an inactive wholly-owned domestic subsidiary, was dissolved in 1992. Hyde Security Corp., a wholly-owned domestic subsidiary, was dissolved in 1996. The effects of transactions among related companies are eliminated in the consolidated financial statements.

     USE OF ESTIMATES
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION
     -------------------
     Sales, net of discounts, and related costs of sales are recognized upon shipment of products.

     INVENTORIES
     -----------

     Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


     PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Land, buildings and equipment, including significant improvements to existing facilities, are stated at cost. The assets are depreciated over their estimated useful lives or capital lease terms, if shorter, using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of the assets are: 33 years for buildings and improvements and 3 to 15 years for office equipment and machinery and equipment. Major renewals and betterments are capitalized. Maintenance, repairs and minor property renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of, are removed from the accounts. Any gain or loss, resulting from the retirement or disposition of property, plant and equipment, is included in consolidated net income.

     INVESTMENTS
     -----------

     The Company's investment in a real estate limited partnership is carried at cost. It is Management's intention to retain this investment for its long-term tax benefit.

     INVESTMENTS IN MARKETABLE SECURITIES
     ------------------------------------

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

     DEFERRED CHARGES AND GOODWILL
     ------------------------------

     Deferred charges consist primarily of computer software, bond issuance, trademarks, financing and organization costs. The deferred charges are amortized on the straight-line basis over the estimated useful life of the software and the term of the debt; organization costs and trademarks are amortized over five years; goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is being amortized over the period of expected benefit of fifteen years.

     INCOME TAXES
     ------------

     The provision for income taxes is calculated according to the precepts of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under SFAS No. 109, income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 3, 1997 and January 5, 1996 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

     EARNINGS PER SHARE
     ------------------

     Earnings per common share is based upon the weighted average common shares and common equivalents (stock options) outstanding during the year. Primary and fully diluted earnings per share are approximately the same. All per share amounts reflect the stock dividend (Note 11) which had the same effect on the shares of common stock outstanding as a two-for-one stock split.

     STATEMENTS OF CASH FLOWS
     ------------------------

     For purposes of these statements, cash equivalents include all short-term deposits with an original maturity of three months or less purchased in connection with the Company's cash management program.

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of
     the balance sheet date.   Revenues and expenses are translated at average
     rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income. Net gains from foreign currency transaction translation amounted to $171,405, $77,409, and $341,651 for 1996, 1995 and 1994, respectively.

     FORWARD FOREIGN CURRENCY EXCHANGE CONTRACTS
     -------------------------------------------

     From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains and losses on forward exchange contract are deferred and offset against foreign currency exchange gains or losses on the underlying hedged item upon consummation of the transaction.

     RECLASSIFICATIONS
     -----------------

     Certain items in prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

     ADVERTISING AND PROMOTION
     -------------------------

     Advertising and promotion costs are expensed when incurred or expensed ratably over the year in relation to sales. Production costs of future media advertising are deferred until the advertising occurs. Advertising and promotion expense amounted to $8,929,860, $7,897,128 and $9,160,105 for 1996, 1995 and 1994, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES
     ---------------------------------

     Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,945,317, $1,850,521 and $1,295,779 for 1996, 1995 and 1994,
     respectively.

     RELATED PARTY TRANSACTIONS
     --------------------------

     Saucony Sports BV, a majority-owned foreign joint venture, leases office space and office equipment from an entity controlled by the minority stockholder of Saucony Sports BV. Rent expense amounted to $12,442, $70,980 and $73,300 for 1996, 1995 and 1994, respectively.

     The Company issued a note payable to the minority stockholder of Saucony Canada, Inc., a majority-owned foreign subsidiary, as part of the consideration paid to acquire an 85% interest in the former Canadian distributor. Interest expense incurred amounted to $7,038 and $10,353 for 1995 and 1994, respectively. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of the note agreement. During 1995, the Company prepaid the note and realized a discount of $13,759 which is included in consolidated net income.

     The Company has entered into a consulting agreement with a principal stockholder of the Company's Class A Common Stock, beginning January 4, 1993. The agreement, as amended, is effective for a term of five years, provides for an annual fee of $40,000 during each of the first two years of the agreement and $90,000 for each of the remaining three years of the agreement. Included in general and administrative expenses for 1996, 1995 and 1994 are consulting fees of $90,000, $90,000 and $40,000, respectively.

     The Company presently holds a note receivable of $100,000 from an officer of the Company. The promissory note, originated from a transaction in 1993, is collateralized by a mortgage from the officer on two parcels of real estate. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the terms and conditions of the promissory note.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     The Financial Accounting Standards Board issued Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. SFAS 123 establishes the financial accounting and reporting standards for all stock-based compensation. SFAS 123 prescribes a fair value method of accounting for stock options and other similar equity instruments and encourages companies to adopt this accounting treatment for all stock-based compensation plans. However, under SFAS 123, companies are permitted to continue to measure compensation expense using the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income and earnings per share had the fair value method been adopted.

     SFAS 123 is effective for fiscal years commencing after December 15, 1995. As permitted by SFAS 123, the Company intends to continue to account for employee stock compensation expense under the precepts of APB Opinion No.
     25. See Note 11 of the Notes to Consolidated Financial Statements for pro forma disclosures of net income and earnings per share, calculated utilizing the fair value method prescribed under SFAS 123.

     Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
     121), issued by the Financial Accounting Standards Board, requires that long-lived assets, to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 establishes standards for recognizing and measuring impairment of long-lived assets, certain identifiable intangibles and goodwill. For 1996, the Company determined that an impairment loss was not required on its long-lived assets.

2.   MARKETABLE SECURITIES:
     ---------------------

     As of January 3, 1997, the Company's holdings in marketable securities consisted of equity securities which were classified as trading securities.

     The cost of the securities held at January 3, 1997 and January 5, 1996 was $170,866 and $287,500, respectively. As of January 3, 1997 and January 5, 1996, the market value of such securities was $236,128 and $307,500, respectively. Gross unrealized gains of $65,262 and $20,000, based on quoted market prices, are included in consolidated net income for the years ended January 3, 1997 and January 5, 1996.

     Included in the determination of net income for the years ended January 3, 1997, January 5, 1996 and December 30, 1994 were: 1996, net realized gains of $9,773 and net unrealized gains of $65,262; 1995, net unrealized gains of $20,000; and 1994, net realized losses of $263,267.

3.   ACCOUNTS AND NOTES RECEIVABLE:
     -----------------------------

     During 1995, the Company exchanged inventory having a fair value of $1,400,000 for $100,000 in cash, receipt of which occurred in March 1996, and media and trade receivable barter credits amounting to $1,300,000. The media and trade receivable barter credits expire on November 14, 1998. It is the Company's intention to utilize the credits during fiscal 1997 and fiscal 1998. As of January 3, 1997, $1,297,714 was outstanding, of which $400,000 was included in current accounts receivable and $897,714 was included in long-term accounts receivable.

     On December 28, 1993, the Company executed an agreement whereby it granted an exclusive, worldwide, nonassignable right and license for the use of the "Spot-bilt" and the "single spot" logo trademarks. The agreement, which expires in 1997 and may be renewed for up to three additional one-year terms at the licensee's option, contains restrictions with respect to the licensed product, its manufacture, distribution and sale. The agreement established a minimum cumulative guaranteed royalty of $630,000, subject to annual upward adjustments, due in various quarterly payments, commencing in 1994. In 1993, the Company recorded a receivable based upon the minimum guaranteed royalty for the present value of future cash flows, utilizing an imputed interest rate of 6.0%, which equates to $548,925. At January 3, 1997, $218,415 was outstanding, all of which is due in 1997. The Company has received all scheduled payments on a timely basis.

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

4.   INVENTORIES:
     -----------

     Inventories at January 3, 1997 and January 5, 1996 consisted of the following:

                                          1996               1995
                                          ----               ----


      Finished goods                $ 22,309,805        $ 22,954,048

      Work-in-process                    110,559              20,243

      Raw materials and supplies       6,212,147           3,857,309
                                    ------------        ------------

      Total                         $ 28,632,511        $ 26,831,600
                                    ============        ============






5.    PROPERTY, PLANT AND EQUIPMENT:
      -----------------------------

     Major classes of property, plant and equipment, at cost, at January 3, 1997 and January 5, 1996 were as follows:

                                                  1996             1995
                                                  ----             ----

            Land                             $    760,812     $    745,307
            Buildings and improvements          7,042,973        7,010,015
            Machinery and equipment             6,975,726        6,228,358
            Capitalized leases                  1,751,214          641,136
            Leasehold improvements                206,360           90,770
                                             ------------     ------------
                                               16,737,085       14,715,586
            Less accumulated depreciation
            and amortization                    7,519,617        6,592,649
                                             ------------     ------------

            Total                            $  9,217,468     $  8,122,937
                                             ============     ============


     Accumulated amortization of the leased property was $344,151 and $235,475 at January 3, 1997 and January 5, 1996, respectively.


6.   LONG-TERM DEBT:
     --------------
                                                            1996        1995
                                                            ----        ----
     Senior notes payable due in semiannual
       installments of interest on the unpaid
       principal amount through maturity and
       six annual principal payments of
       $2,000,000 commencing April 29, 1993.
       The notes bear interest at 9.70% and are
       subject to certain restrictive covenants
       pertaining to consolidation or merger
       with another entity, levels of working
       capital, net worth, the payment of cash
       dividends and various other restrictions.       $4,000,000    $ 6,000,000
       Note payable to a bank under a revolving line
       of credit agreement, due on January 30,
       1998, with interest of 8.15%.                    1,581,000             --

     Note payable due in ten semi-annual principal
       payments of $43,477 commencing July 1, 1996
       and interest on the unpaid principal amount
       through maturity.  The note bears interest at
       9.25% and is secured by a mortgage.                391,297             --
                                                       ----------    -----------
                                                        5,972,297      6,000,000

     Less current portion                               2,086,955      2,000,000
                                                       ----------    -----------
                                                       $3,885,342    $ 4,000,000
                                                       ==========    ===========

    Long-term debt maturities payable for the five years and thereafter subsequent to January 3, 1997 are as follows:

                          1997                  $ 2,086,955
                          1998                    3,667,955
                          1999                       86,955
                          2000                       86,955
                          2001                       43,477
                                                -----------

                          Total                 $ 5,972,297
                                                ===========

     On October 12, 1993, the Company invested as a limited partner in Columbia Housing Partners Corporate Tax Credit II Limited Partnership, a Massachusetts limited partnership, by acquiring five (5) units of limited partner interest for an aggregate capital contribution of $5,000,000. The Company issued a promissory note, collateralized by the Company's partnership interest, in the amount of $6,392,960. The note was recorded at the present value of future cash flows, utilizing an imputed interest rate of 7.9% which equates to $4,950,000.

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

     Under the terms of the senior notes payable, the Company may not declare any cash dividends or make any cash distributions unless, immediately thereafter, the aggregate amount of cash dividends and cash distributions since December 31, 1987 would not exceed the sum of (i) $2,000,000, (ii) 75% of cumulative consolidated net income as defined (or minus 100% of consolidated net income in the case of a loss) for such period and (iii) the proceeds of sales of Common Stock of the Company. As of January 3, 1997, approximately $11,507,000 was available for payment of cash dividends under the terms of these covenants.

7.   CAPITAL LEASE OBLIGATIONS
     -------------------------

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 3, 1997.

            1997...................................         $   473,831
            1998...................................             364,521
            1999...................................             319,906
            2000...................................             274,276
            2001...................................             138,572
                                                            -----------
            Total minimum lease payments                    $ 1,571,106
            Less amounts representing interest                  166,191
                                                            -----------
            Present value of minimum lease payments           1,404,915
            Less current portion                                397,504
                                                            -----------
            Long-term portion                               $ 1,007,411
                                                            ===========


8.   EMPLOYEE BENEFIT PLANS:
     ----------------------

     In 1991, the Company established a qualified retirement plan for the benefit of all United States employees who have attained the age of 21 and have completed six months of consecutive service. As amended in 1996, the plan permits employees to defer on a pre-tax basis up to 15% of gross wages subject to the federal maximum limit. The Company will match a portion of the employee contributions, subject to profitability goals, at the discretion of the Board of Directors. The Company matched 25% of employee elective deferrals subject to a limitation of 1.25% of total employee compensation. Both employee and employer contributions are funded, on a monthly basis, to a group defined contribution plan administered by an independent investment company. The defined contribution for 1996, 1995 and 1994 were $85,324, $57,570 and $49,611, respectively. Expenses related to the administration of the plan are paid by the Company.

     During 1995, the Company established a supplementary retirement program to provide retirement benefits to certain management and highly compensated employees, as determined by the Company's Board of Directors. Employees are eligible to defer up to 15% of gross wages on a pre-tax basis. The Company will match a portion of employee contributions, subject to profitability goals, at the discretion of the Board of Directors. The Company match of employee elective deferrals is limited to 1.25% of total employee compensation. Both employee and employer contributions and deemed investment income accrued, net of the amount allowable under the qualified plan are funded, on a monthly basis to a group defined contribution plan administered by an independent investment company. The defined contribution amounted to $5,193 for 1996. Expenses related to the administration of the plan are paid by the Company.

9.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     LEASE COMMITMENTS
     -----------------

     The Company is obligated under various leases for equipment and retail space through 2002. Total rental expenses for 1996, 1995 and 1994 were $837,170, $673,869 and $479,132, respectively. Future minimum rental payments are as follows: 1997, $457,425; 1998, $398,388; 1999, $295,993;
     2000, $57,397 and 2001 and thereafter, $5,007.

     LICENSES
     --------

     The Company is obligated under various royalty licensing agreements through December 31, 2003. Minimum guaranteed royalties for 1997, 1998, 1999, 2000, 2001 and thereafter are $189,532, $636,250, $645,000, $20,000,
     $20,000 and $40,000, respectively.

     COMMITMENTS
     -----------

     On August 31, 1993, the Company entered into a credit facility with two banks pursuant to which up to a $30,000,000 credit line was available to the Company as of January 3, 1997. This arrangement provides for a short-term demand line of credit, in the principal amount of up to $15,000,000, subject to formula, for domestic borrowings, international borrowings, and letters of credit; and a revolving line of credit in the principal amount of up to $15,000,000. Borrowings under the demand line of credit are made at the bank's prime rate of interest while borrowing's under the revolving line of credit are made at the bank's prime rate of interest, or at the Company's option, the Eurodollar rate (Fixed Rate Option). At January 3, 1997, there was $2,301,803 outstanding under this facility. This credit facility, which was amended in January 1997, terminates August 1, 1998. This credit facility is subject to the bank's periodic reviews of the Company's operations. The facility contains requirements for maintaining defined levels of working capital, net worth, capital expenditures, net income and various financial ratios. Additionally, the facility limits the Company's ability to pay or declare a dividend or make other distributions to stockholders.

     Saucony Canada Inc. maintains a credit facility with a Canadian lender.
     The agreement provides Saucony Canada with a line of credit for $1,000,000 Canadian dollars, subject to formula (approximately $730,000 in U.S. dollars at January 3, 1997). The agreement provides for a demand line in the principal amount of $300,000 (Canadian dollars), for letters of credit, and a revolving line of credit, in the principal amount of $700,000 (Canadian dollars). Borrowings under this facility are made at the lender's prime lending rate plus .25%. At January 3, 1997, there was $317,376 in U.S. dollars outstanding under this credit facility. The facility contains requirements for maintaining defined levels of net worth, working capital and various financial ratios.

     Saucony SP Pty Limited maintains a credit facility with an Australian lender. In October 1996, the agreement was amended, whereby the available line was increased. The principal terms and conditions of the agreement remained unchanged. The credit facility provides Saucony SP with a $6,550,000 Australian dollar (approximately $5,178,000 in U.S. dollars at January 3, 1997) line of credit. The agreement provides for a short-term demand line of credit, in the principal amount of up to $4,000,000 (Australian dollars), for letters of credit and foreign exchange facilities; a revolving line of credit, in the principal amount of $2,000,000 (Australian dollars); and a $550,000 (Australian dollars) five-year term loan secured by a mortgage against the Company's facility in St. Peters, Australia. Borrowings under this facility are made at market rates of interest as defined in the agreement or at the lender's quoted rate. At January 3, 1997, there was $2,248,973 in U.S. dollars outstanding under this credit facility. The facility is subject to the lender's periodic reviews of the Company's operations.

     Saucony Sports BV maintains a credit facility with a Dutch lender. The agreement provides Saucony Sports BV with a 1,500,000 Dutch Guilder (approximately $858,000 U.S. dollars at January 3, 1997) line of credit. Borrowings under this facility are made at the bank's discount borrowing rate plus 1.75%. At January 3, 1997, $556,792 in U.S. dollars was outstanding under this credit facility.

     A division of Saucony, Inc. located in the United Kingdom maintains a demand line of credit facility with a British lender. The credit facility provides the Company with a 500,000 Pound Sterling (approximately $843,000 in U.S. dollars at January 3, 1997) line of credit. Borrowings under this facility are made at the bank's prime rate of interest, plus 1.5%. At January 3, 1997, $784,437 in U.S. dollars was outstanding under this facility.

     Saucony Deutschland Vertriebs, GmbH ("Saucony GmbH") maintains a credit facility with a German lender. The credit facility provides Saucony GmbH with a 500,000 Deutschmark (approximately $319,000 in U.S. dollars at January 3, 1997) line of credit. Borrowings under this facility are made at an interest rate of 8%. At January 3, 1997, there were no borrowings outstanding under this credit facility.

     At January 3, 1997, the Company was committed under open letters of credit to several lenders in the aggregate amount of $6,271,786 and under foreign exchange contracts in the amount of $275,000.

     The Company is guarantor on credit facility agreements for three foreign subsidiaries. At January 3, 1997, the guarantees totalled $7,927,975, of which $2,843,265 was collateralized by the issuance of standby letters of credit.

     The Company has entered into an employment contract with one key employee that provides for minimum annual compensation of $216,000 in 1997. The contract provides for annual salary, cost-of-living adjustments, additional compensation in the form of bonuses based on performance, life insurance coverage and options to purchase shares of the Company's common stock. In 1996, the Company included in its general and administrative expenses, bonus expense to two key employees of $148,000, of which $28,000 is payable and is included in accrued expenses at January 3, 1997. Bonus expense to key executives amounted to $275,574 and $456,903 for 1995 and 1994, respectively.

     The Company has entered into an employment contract with its managing partner of Saucony SP Pty Limited. The agreement provides minimum annual compensation of $250,000 in Australian dollars for three years commencing November 13, 1996. The contract provides for minimum annual salary, cost-of-living adjustments and life insurance coverage and additional compensation in the form of bonuses based on performance.

     Included in accrued expenses at January 3, 1997 and January 5, 1996 were sales commissions payable of $949,857 and $813,940, respectively.

     LITIGATION
     ----------

     The Company is involved in various routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In Management's opinion, none of these other proceedings will have a material adverse effect on the Company's financial position and operations and cash flows (irrespective of any potential insurance recovery).

10.  STOCKHOLDERS' EQUITY:
     --------------------

     At the Annual Meeting of the Stockholders of the Company, held on May 25, 1993, the stockholders approved an amendment to the Company's Articles of Organization which increased the number of authorized shares of common stock of the Company from 7,275,000 to 40,000,000, consisting of 20,000,000 shares of Class A Common Stock, $.33 1/3 par value per share, and 20,000,000 shares of Class B Common Stock, $.33 1/3 par value per share; reclassified the then existing Common Stock ("Prior Common Stock") as Class A Common Stock; authorized a new class of non-voting stock designated as Class B Common Stock; and established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock.

     The Class A Common Stock has essentially the same rights, powers and limitations as the Prior Common Stock. The Class B Common Stock is non-voting, except with respect to amendments to the Company's Articles of Organization that alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely and as otherwise required by law. The Class B Common Stock has certain features, including a "Class B Protection" feature and a premium on regular cash dividends, if any, which are intended to minimize the economic reasons for the Class A Common Stock to trade at a premium compared to the Class B Common Stock. The other terms of the Class A Common Stock and Class B Common Stock, including rights with respect to special cash dividends, stock dividends, stock splits, consideration payable in a merger or consolidation and distributions upon liquidation, generally are the same.

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

     At the May 25, 1993 Annual Meeting, the stockholders also approved the 1993 Equity Incentive Plan ("the Equity Incentive Plan") and 1993 Director Stock Option Plan, adopted by the Company's Board of Directors on April 7, 1993. On April 20, 1993, the Compensation Committee approved the issuance under the Equity Incentive Plan of restricted stock awards, covering 111,968 shares of Prior Common Stock to nine executive officers of the Company.
     The shares subject to each award were issued on April 27, 1993. Each award vests in equal annual installments over a five-year period, beginning in April 1994. The purchase price for each award was $12 1/8 per share, which represents 50% of the fair market value of the Prior Common Stock on the date the stock was issued. The purchase price was paid in the form of a non-recourse, non-interest bearing note, which is payable in five equal installments, beginning in July 1994 and is collateralized by a pledge of the shares subject to the award. The excess of the quoted market price, as of the date of the grant, over the purchase price for each award was recorded as unearned compensation and is shown as a separate component of stockholders' equity.

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

     Issuances by the Company of shares of Class A Common Stock and Class B Common Stock, for the years ended January 3, 1997, January 5, 1996 and December 30, 1994 were: 1996, 1,500 shares of Class A Common Stock and 18,244 shares of Class B Common Stock; 1995, 700 shares each of Class A Common Stock and Class B Common Stock; and, 1994, 1,000 shares of Class A Common Stock and 6,688 shares of Class B Common Stock.

     Also approved at the 1993 Annual Meeting of the Company's Stockholders was an amendment to the Company's Articles of Organization. The amendment eliminated the requirement that Preferred Stock must necessarily have priority over common stock with respect to dividends.

     The Board of Directors has the authority by resolution to establish the rights and designate series of Preferred Stock. The Company has authorized 500,000 shares of Preferred Stock for issuance. No shares or series of Preferred Stock were issued and outstanding or designated as of January 3, 1997 and January 5, 1996.

     In July 1994, the Board of Directors of the Company authorized the repurchase of up to an aggregate of 500,000 shares of the Company's Class A Common Stock and Class B Common Stock. The authority to purchase the shares of Common Stock expired on the earlier of the first anniversary date of this action of Directors, or a determination by the Board of Directors to discontinue such repurchases. During 1994, the Company repurchased 1,000 shares of Class A Common Stock at a cost of $5,000 and 175,700 shares of Class B Common Stock at a cost of $917,963. During 1995, the Company repurchased 17,700 shares of Class B Common Stock at a cost of $76,687. At January 3, 1997, Saucony SP Pty Ltd, a foreign subsidiary controlled by the Company, held 2,000 shares of each of the Company's Class A Common Stock and Class B Common Stock.

11.  STOCK OPTIONS:
     -------------

     At the May 25, 1993 Annual Meeting, the stockholders approved the Company's 1993 Equity Incentive Plan (the "Equity Incentive Plan") and the 1993 Director Stock Option Plan (the "Director Option Plan"), adopted by the Company's Board of Directors on April 7, 1993. The 1993 Equity Incentive Plan provides for the grant to officers and key employees of the Company, incentive stock options, non-statutory stock options and awards of restricted stock. Outside consultants and advisors to the Company are eligible to receive only non-statutory options and restricted stock awards under the Equity Incentive Plan.

     The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors which, at its sole discretion, grant options to purchase shares of Common Stock and make awards of restricted stock. The plan provides that the purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, in the case of Incentive Stock Options, the purchase price shall not be less than 100% of the fair market value of such stock at the time of grant of the option.
     The terms of option agreements are established by the Board of Directors, except, in the case of Incentive Stock Options, wherein the term cannot exceed ten years. Generally, an option cannot be exercised within one year of date of grant. The vesting schedule is subject to the discretion of the Board of Directors.

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

     At the 1994 Annual Meeting of Stockholders held on May 26, 1994, the stockholders approved an amendment to the Equity Incentive Plan. The amendment increased the number of shares issuable under the Equity Incentive Plan from 400,000 to 800,000 shares and limited to 75,000 the number of shares for which options or awards may be granted in any calendar year to any one person. As amended, a total of 800,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the plan.

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

     The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan and 1993 Director Option Plan for the three-year reporting period ended January 3, 1997:
                                                            Shares
                                                            ------

            Shares available at December 31, 1993          233,762
            Additional shares reserved                     400,000
            Awards granted                                (148,800)
            Options expired                                 17,276
                                                            ------
            Shares available at December 30, 1994          502,238
            Awards granted                                (112,000)
            Options expired                                 30,502
                                                            ------
            Shares available at January 5, 1996            420,740
            Awards granted                                  (8,000)
            Options expired                                 33,610
                                                            ------
            Shares available at January 3, 1997            446,350
                                                           =======

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" SFAS No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and Interpretations, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.

     Stock-based compensation arising from the issuance of restricted stock and below market option, is being amortized to expense over the vesting period of the stock grant or option term and amounted to $125,940, $178,379 and $156,493 for 1996, 1995 and 1994, respectively.

     The following table summarizes the Company's stock option activity as of December 30, 1994, January 5, 1996 and January 3, 1997:

                                                                               Weighted
                                                                               Average
                                                                               Exercise               Option
                                                                Shares          Price              Price Range
                                                                ------           -----              ----------
           Outstanding at December 31, 1993                     195,570         $  4.81       $   2.00 -  $   12.25

               Granted                                          148,800         $  3.63       $   2.50 -  $    6.00
               Exercised                                         (7,688)        $  3.39       $   2.00 -  $    3.69
               Forfeited                                        (20,476)        $  4.52       $   3.25 -  $   10.75
                                                                --------

           Outstanding at December 30, 1994                     316,206         $  4.28       $   2.00 -  $   12.25
                                                                -------

               Granted                                          112,000         $  4.61       $   4.00 -  $    4.88
               Exercised                                         (1,400)        $  2.61       $   2.25 -  $    2.75
               Forfeited                                        (36,502)        $  4.42       $   2.50 -  $   10.75
                                                                --------

           Outstanding at January 5, 1996                       390,304         $  4.37       $   2.00 -  $   12.25
                                                                -------

               Granted                                            8,000         $  4.00       $   4.00 -  $    4.00
               Exercised                                        (19,744)        $  3.52       $   2.25 -  $    3.69
               Forfeited                                        (10,386)        $  5.00       $   2.25 -  $   10.75
               Expired                                          (35,000)        $  4.68       $   4.68 -  $    4.68
                                                                --------
           Outstanding at January 3, 1997                       333,174         $  4.36       $   2.00 -  $   12.25
                                                                =======


     Options exercisable for shares of the Company's Class A and Class B Common Stock as of December 30, 1994, January 5, 1996 and January 3, 1997, were as follows:

                                                 Options Exercisable
                                         ------------------------------------
                                        Class A        Class B
                                         Common         Common
                                         Stock          Stock         Total
                                         -----           ----          ----

         December 30, 1994               10,700         71,943        82,643
         January 5, 1996                 11,400        155,470       166,870
         January 3, 1997                 11,400        181,953       193,353


     The following table summarizes information about stock options outstanding at January 3, 1997:

                                                 Options Outstanding                       Options Exercisable
                                    ------------------------------------------------    ---------------------------

                                                          Weighted
                                          Shares          Average           Weighted       Shares         Weighted
                                       Outstanding       Remaining          Average     Exercisable       Average
                    Range of                at          Contractual         Exercise         at           Exercise
               Exercise Prices         Jan. 3, 1997         Life             Price      Jan. 3, 1997      Price
                --------------         ------------         ----             -----      ------------       ----
             $   2.00 -  $   3.69         169,524           2.14           $   3.13         101,886       $  3.54
             $   4.00 -  $   6.00         135,400           3.75           $   4.69          66,717       $  4.81
             $   8.50 -  $   8.50          15,000           0.95           $   8.50          12,000       $  8.50
             $  10.75 -  $  12.50          13,250           1.55           $  12.11          12,750       $ 12.16
                                       ----------                                         ---------
                                          333,174                                           193,353
                                       ==========                                         =========


     The weighted average fair value at date of grant for options granted in 1996 and 1995 was $6.07 and $6.44 per option, respectively. The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.3% and 6.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 48.0% and 47.0%; and a weighted-average expected life of the options of three years.

     Had the Company determined the stock-based compensation expense for the Company's stock option plans based upon the fair value at the grant date for stock option awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                   1996             1995
                                                   ----             ----
        Net income:

         As reported                            $1,494,090       $1,591,106
         Compensation expense for stock options    (86,650)        (65,390)
                                                -----------      ----------

        Pro forma net income                    $1,407,440       $1,525,716
                                                ==========       ==========

        Net income per share:

         As reported                                  $0.24           $0.26
         Compensation expense for stock options       (0.01)          (0.01)
                                                ------------     -----------

        Pro forma net income per share                $0.23           $0.25
                                                ===========      ==========


     The pro forma net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

12.  INCOME TAXES:
     ------------

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

     The following is a summary of the components of the provision for income taxes, current and long- term deferred tax assets and liabilities and a reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate reflected in the consolidated income statement.

     The provision for income taxes was based on pretax income (loss) before minority interest which was subject to taxation by the following jurisdictions. Domestic pretax income includes the pretax income of U.S. based entities as well as the international branches of these entities:


                                    1996            1995             1994
                                    ----            ----             ----

        Domestic                $1,396,597       $2,805,549      $4,622,282
        Foreign                    832,959         (785,278)        153,604
                                ----------       -----------     ----------

        Total                   $2,229,556       $2,020,271      $4,775,886
                                ==========       ==========      ==========


     The provision (credit) for income taxes consists of the following:

                                      1996           1995            1994
                                      ----           ----            ----

        Current:
           Federal                $  369,614      $  665,961     $1,217,123
           State                     173,909         232,664        329,813
           Foreign                   135,225         239,097        157,805
                                  ----------      ----------     ----------
                                     678,748       1,137,722      1,704,741
                                  ----------      ----------     ----------
        Deferred:
           Federal                  (128,083)        (30,025)        15,065
           State                     (42,197)         24,828         50,197
           Foreign                   137,000        (482,540)       (61,270)
                                  ----------      -----------    -----------
                                     (33,280)       (487,737)         3,992
                                  -----------     -----------    ----------
        Change in valuation
          allowance                 (218,000)         65,000        122,000
                                  -----------     ----------     ----------

        Total                     $  427,468      $  714,985     $1,830,733
                                  ==========      ==========     ==========




     The current deferred tax asset and long-term deferred tax liability reported on the consolidated balance sheet consist of the following items as of January 3, 1997 and January 5, 1996.

      Net current deferred tax assets:                  1996          1995
                                                        ----          ----

      Allowance for doubtful accounts and discounts$   400,471    $   276,877
      Inventory allowances and tax costing
        adjustments                                    246,272        265,403
      Deferred compensation                            229,294        178,578
      Accrued expenses, not currently deductible       124,769        140,361
      Untaxed installment receivables                 (174,443)      (127,189)
      Loss carryforwards                               598,624        735,624
      Valuation allowance                                    0       (218,000)
                                                    ----------     -----------

      Total                                        $ 1,424,987    $ 1,251,654
                                                    ==========     ==========

      Net long-term deferred tax liabilities:

      Property, plant and equipment                $   769,004    $   806,283
      Investments in limited partnerships            1,154,704      1,107,416
      Untaxed installment receivables                        0         87,956
                                                    ----------     ----------

      Total                                        $ 1,923,708    $ 2,001,655
                                                    ==========     ==========

      Net deferred tax liability                   $   498,721    $   750,001
                                                    ==========     ==========


  The loss carryforward amount shown above relates to foreign operating losses of approximately $1,460,000 which may be carried forward indefinitely. At January 3, 1997, the Company has determined, as provided for SFAS No. 109, that it is more likely than not that the deferred tax assets resulting from the foreign operating losses, will be realized.

  The differences between the U.S. statutory federal income tax rate and the effective income tax rate on pretax income before minority interest are summarized as follows:

                                                        1996     1995     1994
                                                        ----     ----     ----
      U.S. federal income tax rate                     34.00%    34.00%   34.00%
      State income tax, net of federal benefit          3.90      8.41     5.21
      (Benefit) detriment of valuation allowance
        relating to foreign losses                     (9.78)     3.15     2.87
      Nondeductible expenses and tax exempt
        income                                          1.41      1.63     0.84
      International tax rate differences               (0.49)     1.23     0.62
      Low-income housing tax credits                   (7.98)    (8.08)   (5.21)
      Adjustment of prior years' estimated
        tax liabilities                                (1.89)    (4.95)    0.00
                                                       ------    ------    ----

      Effective income tax rate                        19.17%    35.39%   38.33%
                                                       ======    ======   ======

     The Company has not recorded deferred income taxes applicable to the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $2,904,000 at January 3, 1997.



13.  FOREIGN OPERATIONS, GEOGRAPHIC AREAS,  AND OTHER INCOME:
     -------------------------------------------------------

     During 1996, 1995 and 1994, foreign operations of the Company included the international activities of Hyde International Services, Ltd. and Saucony Deutschland Vertriebs GmbH, wholly owned foreign subsidiaries; Saucony Canada, Ltd. and Saucony Sports BV, majority-owned foreign joint ventures; Saucony SP Pty Ltd., a foreign joint venture controlled by the Company; and Saucony UK, a branch operation of Saucony, Inc.

     The condensed balance sheet of the Company's foreign operations as of January 3, 1997 and January 5, 1996, are as follows:


                                                       1996            1995
                                                       ----            ----
      ASSETS:
        Current assets:
          Cash                                    $  1,829,703    $  1,314,537
          Accounts receivable                        4,768,217       3,993,168
          Inventories                                8,909,494       7,341,438
        Other current assets                           970,420         917,380
          Noncurrent assets                          1,092,122       1,187,762
                                                  ------------    ------------
                                                  $ 17,569,956    $ 14,754,285
                                                  ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY:
        Current liabilities:
          Notes payable                           $  1,935,280    $  4,336,940
        Current portion of long-term debt
           and capital lease obligations                94,105          72,879
          Accounts payable and accrued
           expenses                                  1,613,742       1,404,481
          Due to related parties                     7,161,171       6,799,124
          Long-term debt                             1,885,343              --
          Capitalized lease obligations                 31,327              --
          Minority interest                            487,865         170,227
          Stockholders' equity                       4,361,123       1,970,634
                                                  ------------    ------------

                                                  $ 17,569,956    $ 14,754,285
                                                  ============    ============

     The results of foreign operations included in the consolidated statements of income are as follows:
                                             1996         1995        1994
                                              ---         ----         ---

       Net sales to
        unaffiliated parties           $ 23,723,397  $21,214,487  $ 18,822,752
       Net sales to
        affiliated parties
        (eliminated in consolidation)       740,670      737,378        43,967
                                         -----------  ----------    -----------

       Net sales                       $ 24,464,067  $21,951,865  $ 18,866,719
                                         ===========  ==========  ============

       Income (loss) before income
        taxes and minority interest    $    677,162  $   632,367  ($ 1,152,297)
                                          ===========  ==========  ===========

       Net income (loss)               $    466,475  $   810,810  ($ 1,379,349)
                                          ===========  ==========   ==========


     The foreign operations changes in stockholders' equity from 1996 to 1995, 1995 to 1994, and 1994 to 1993 were due to the recognition of common stock and paid-in capital amounts offset by income or losses and accumulated translation adjustments.

     Foreign sales attributed to international divisions of the United States parent company were $17,442,357, $11,550,486 and $11,486,051, for 1996,
     1995 and 1994, respectively. Foreign sales attributed to foreign subsidiaries were $23,723,397, $21,214,488 and $18,822,752 for 1996, 1995,
     and 1994, respectively.

     The following table summarizes the Company's operations by geographic area:

                                         1996            1995            1994
                                         ----            ----            ----

      NET SALES TO UNAFFILIATED PARTIES:

        United States                $ 69,643,415   $ 69,797,781   $ 77,269,070
        International                  41,165,754     32,764,974     30,308,803
                                     ------------   ------------   ------------
                                     $110,809,169   $102,562,755   $107,577,873
                                     ============   ============   ============

      NET SALES BETWEEN GEOGRAPHIC AREAS:

        United States                $     44,043   $    137,849   $     43,967
        International                   8,147,516      8,241,637      9,076,190
                                     ------------   ------------   ------------
                                     $  8,191,559   $  8,379,486   $  9,120,157
                                     ============   ============   ============

      TOTAL NET SALES:

        United States                $ 69,687,458   $ 69,935,630   $ 77,313,037
        International                  49,313,270     41,006,611     39,384,993
        Less:
         Inter-area eliminations       (8,191,559)    (8,379,486)    (9,120,157)
                                     -------------  -------------  ------------
                                     $110,809,169   $102,562,755   $107,577,873
                                     ============   ============   ============

      OPERATING PROFIT:

        United States                $  1,892,596   $  3,962,144   $  5,934,688
        International                   1,516,366       (592,195)       417,143
        Less:
         Inter-area eliminations         (227,669)       (49,820)       (95,698)
                                     -------------  -------------  ------------
                                     $  3,181,293   $  3,320,129   $  6,256,133
                                     ============   ============   ============

      IDENTIFIABLE ASSETS:

        United States                $ 66,693,871   $ 64,395,000   $ 74,387,496
        International                  17,741,509     14,754,285     14,777,799
        Less:
         Inter-area eliminations      (12,843,654)    (9,677,996)   (12,082,963)
                                     -------------  -------------  ------------
                                     $ 71,591,726   $ 69,471,289   $ 77,082,332
                                     ============   ============   ============


     Net sales to unaffiliated customers is based on the location of the customers. International inter-area sales represent shipment of inventory to international subsidiaries and purchases of inventory from international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales. Operating profit consists of revenue less related cost of sales, selling expenses and general and administrative expenses, and does not include interest expense, income taxes or minority shareholders' interest.

     Other income consists primarily of royalty income, income from short-term investments, income recognized due to the sale or licensing of trademarks, foreign currency transaction exchange gains and losses, and gains or losses from the sale or disposition of assets.


14.  MAJOR CUSTOMER:
     ---------------

     For 1996, 1995 and 1994, the Company did not have a major customer account for more than 10% of gross sales.


15.  ACQUISITIONS:
     ------------

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

     At January 3, 1997, January 5, 1996 and December 30, 1994, Saucony Sports BV had assets of $1,570,594, $1,595,470 and $1,853,804, liabilities of
     $1,235,630, $1,454,778 and $1,551,890 and revenues of $3,083,856,
     $3,215,936 and $2,988,367, respectively.

     On March 1, 1993, the Company acquired 85% of the issued and outstanding stock of a Canadian distributor, Saucony Canada, Inc. The purchase price of $350,797 was financed with available cash of $160,954 and the issuance of a note payable of $189,843. At January 3, 1997, January 5, 1996 and December 30, 1994, Saucony Canada, Inc. had assets of $2,101,969, $1,867,383 and $2,293,569, liabilities of $850,732, $740,380 and
     $1,453,913, and revenues of $4,002,061, $3,776,545 and $3,755,057, respectively.

     Effective July 1, 1993, the Company acquired 50% of the issued and outstanding common stock of an Australian distributor, Saucony SP Pty. Ltd., for $214,159 in cash. The agreement was completed on November 13, 1993. During 1995, the Company increased its investment in Saucony SP Pty. Ltd. by acquiring 28 shares of Cumulative Redeemable Preferred Stock ($1 par) for $2,081,800 in exchange for an equivalent reduction in debt owed to the Company by Saucony SP. The shares, which are redeemable on or after January 1, 1998, provide for cumulative preferential dividends and confer priority to the preferred shareholders, with respect to dividends and return of share capital and share premium. As the fair value of assets acquired equaled the carrying value of the debt reduction, there was no impact on consolidated net income.

     At January 3, 1997, January 5, 1996 and December 30, 1994, Saucony SP had assets of $9,420,129, $7,401,248 and $7,252,590, liabilities of $6,895,092,
     $5,527,511 and $6,848,537 and revenues of $14,023,651, $11,661,122 and
     $10,840,627, respectively.

     On August 31, 1995, Quintana Roo, Inc., a newly formed subsidiary of the Company, acquired the assets of a bicycle and wetsuit manufacturer for $112,000 in cash.

     On December 20, 1996, the Company acquired the tradename, trademarks, patents and service marks of an athletic apparel manufacturer for $1,250,001 in cash. The entire purchase amount has been recorded as goodwill.

     These acquisitions are accounted for as purchases.

16.  CONCENTRATION OF CREDIT RISK:
     ----------------------------

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

     The Company maintains cash and cash equivalents with various major financial institutions. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. Government. At times such amounts may exceed the F.D.I.C. limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

     Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers financial condition but does not generally require collateral. Approximately 46% of the Company's gross trade receivables balance was represented by 16 customers at January 3, 1997, which exposes the Company to a concentration of credit risk.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The carrying value of cash, cash equivalents, receivables, long-term debt and other notes payable approximates fair value. The Company believes similar terms for current long-term debt and other notes payable would be attainable. The fair value of marketable securities is estimated based upon quoted market prices for these securities. The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates. At January 3, 1997, the value of the Company's foreign currency exchange contracts was $275,000. Gains and losses on forward exchange contracts are deferred and offset against foreign currency exchange gains and losses on the underlying hedged item upon consummation of the transaction. At January 3, 1997, estimated fair value of the Company's financial instruments approximated the carrying value.


                                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    For the Years Ended January 3, 1997, January 5, 1996 and December 30, 1994
                    --------------------------------------------------------------------------




                                                                                       Additions
                                                  Balance,          charged to         Deductions         Balance,
                                                 beginning          costs and             from              end
                                                  of year            expenses           reserve           of year
                                                  -------            --------            ------            ------


Year ended January 3, 1997:
  Allowance for doubtful accounts
  and discounts                               $      940,244     $     5,408,609   $      5,014,323   $     1,334,530

Year ended January 5, 1996:
  Allowance for doubtful accounts
  and discounts                               $    1,147,409     $     5,072,962   $      5,280,127   $       940,244

Year ended December 30, 1994:
  Allowance for doubtful accounts

  and discounts                               $    1,191,819     $     4,754,567   $      4,798,977   $     1,147,409






                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                        Description
------                        -----------


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

10.7**    Consulting Agreement, as amended, between the Registrant
          and Phyllis H. Fisher is incorporated herein by reference to
          Exhibit 10.10 to the 1994 10-K Report                         *

10.8# License Agreement between Brookfield Athletic Co., Inc. and Playskool, Inc., as amended, is incorporated herein by
          reference to Exhibit 10.14 to the Form S-2                    *

10.9# Letter Agreement, dated June 3, 1993, between Brookfield Athletic Co., Inc. and Playskool, Inc. is incorporated herein
          by reference to Exhibit 10.14 to the 1993 10-K Report         *

10.10# Letter Agreement, dated January 26, 1995, between Brookfield Athletic Co., Inc. and Hasbro, Inc. is incorporated herein by
          reference to Exhibit 10.15 of the 1994 10-K Report            *

10.11#    Patent Cross-License Agreement for In-Line Skates, dated
          June 1993, and as amended September 1993, among the
          Registrant, Brookfield Athletic Co., Inc., Rollerblade, Inc. and David Wolf is incorporated herein by reference to
          Exhibit 10.17 to the 1993 10-K Report                         *

10.12     License Agreement between the Registrant and Cal's Best,
          Inc. (d/b/a Bangor Trading Company) is incorporated herein
          by reference to Exhibit 10.27 to the Form S-2                 *

10.13# Trademark License Agreement, dated as of February 1, 1994, between the Registrant and Leif J. Ostberg, Inc. is incorporated herein by reference to Exhibit 10.21 of the 1993 10-K Report *

10.14** 1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.21 of the 1994 10-K Report *

10.15** 1993 Director Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks ended April 2, 1993, as amended
          (the "1993 Form 10-Q")                                        *

10.16**   VP Bonus Plan is incorporated herein by reference to
          Exhibit 10.19 to the Form S-2                                 *

10.17**   Compensation Agreement between the Registrant and
          James H. Noyes, Jr. is incorporated herein by reference
          to Exhibit 10.3 to the 1993 Form 10-Q                         *

10.18#    License and Royalty Agreement between Brookfield
          Athletic Co., Inc. and Franklin Sports, Inc. is incorporated herein by reference to Exhibit 10.25 to the 1994 10-K Report *

10.19#    License Agreement, dated May 2, 1994, between
          Brookfield Athletic Co., Inc. and The Walt Disney Company,
          Inc. is incorporated herein by reference to Exhibit 10.26
          to the 1994 10-K Report                                       *

10.20#    License Agreement dated August 1, 1995 between Spalding
          Sports Worldwide and Brookfield Athletic Co., Inc. is
          incorporated herein by reference to Exhibit 10.25 to
          the Registrant's Annual Report on Form 10-K for the
          fiscal year ended January 5, 1996 (the "1995 10-K Report")    *

10.21#    License Agreement dated April 1, 1995 between Mattel,
          Inc. and Brookfield Athletic Co., Inc. is incorporated herein by reference to Exhibit 10.26 to the 1995 10-K Report *

10.22#    License Agreement dated April 1, 1995 between Hasbro,
          Inc. and Brookfield Athletic Co., Inc. is incorporated herein
          by reference to Exhibit 10.27 to the 1995 10-K Report         *

10.23**   Employment Agreement, dated as of June 1, 1995, between
          the Registrant and Wolfgang Schweim is incorporated herein by reference to Exhibit 10.01 to the Registrant's Quarterly Report
          on Form 10-Q for the twenty-six weeks ended June 30, 1995     *

10.24** Letter Agreement dated March 30, 1995, between the Registrant and Principal Mutual Life Insurance Company is incorporated herein by reference to Exhibit 10.01 of the Registrant's Quarterly Report on Form 10-Q for the thirteen weeks
          ended March 31, 1995                                          *

10.25#    License Agreement, dated April 1, 1996, between Disney
          Enterprises, Inc. and Brookfield Athletic Co., Inc. is
          incorporated herein by reference to Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the twenty-
          six weeks ended July 5, 1996 (the "1996 10-Q Report")         *

10.26# License Agreement, effective as of January 1, 1997, between Mattel, Inc. and Brookfield Athletic Co., Inc. is incorporated
          herein by reference to Exhibit 10.2 to the 1996 10-Q Report   *

10.27# Second and Third Amendments to the Credit Agreement among the Registrant, State Street Bank and Trust Company and CoreStates Bank, N.A.

21        Subsidiaries of the Registrant

23.1      Consent of Coopers & Lybrand L.L.P.

23.2      Consent of Grant Thornton

27        Financial Data Schedule



*         Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.

# Confidential treatment previously granted as to certain portions of such document.