Form 10-Q
period 1997-04-04
HYDE ATHLETIC INDUSTRIES INC
filed 1997-05-19
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
         {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 4, 1997

                                       OR

         {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to

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


            Class                               Outstanding as of May 12, 1997

Class A Common Stock-$.33 1/3 Par Value                 2,703,227
Class B Common Stock-$.33 1/3 Par Value                 3,533,659
                                                        ---------
                                                        6,236,886








                HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of April 4, 1997
      and January 3, 1997                                                   3

   Condensed Consolidated Statements of Income for the
      thirteen weeks ended April 4, 1997 and April 5, 1996                  4

   Condensed Consolidated Statements of Stockholders' Equity for
      the thirteen weeks ended April 4, 1997 and April 5, 1996              5

   Condensed Consolidated Statements of Cash Flows for the
      thirteen weeks ended April 4, 1997 and April 5, 1996                 6-7

   Notes to Condensed Consolidated Financial Statements --
      April 4, 1997                                                         8

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               9-11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signature                                                                   13
                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                          ASSETS
                                                                                April 4,              January 3,
                                                                                  1997                   1997
                                                                                  ----                   ----
---
Current Assets
  Cash and cash equivalents                                               $       2,242,024     $       2,802,864
  Marketable securities                                                             236,128               236,128
  Accounts receivable                                                            28,518,220            22,840,161
  Inventories                                                                    26,652,857            28,632,511
  Prepaid expenses and other current assets                                       3,588,346             3,303,437
                                                                          -----------------     -----------------
       Total Current Assets                                                      61,237,575            57,815,101
                                                                          -----------------     -----------------

Property, plant, and equipment, net                                               9,176,137             9,217,468
                                                                          -----------------     -----------------

Other Assets
  Goodwill                                                                        1,239,584             1,250,001
  Other assets                                                                    3,206,432             3,309,156
                                                                          -----------------     -----------------
       Total Other Assets                                                         4,446,016             4,559,157
                                                                          -----------------     -----------------

Total Assets                                                              $      74,859,728     $      71,591,726
                                                                          =================     =================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                                           $       8,031,421     $       4,237,083
  Accounts payable                                                                4,074,632             3,970,194
  Accrued expenses and other current liabilities                                  2,810,534             3,517,047
  Current maturities of long term debt                                            4,032,732             2,484,459
                                                                          -----------------     -----------------
       Total Current Liabilities                                                 18,949,319            14,208,783
                                                                          -----------------     -----------------

Long-term debt                                                                    3,168,034             4,892,753
                                                                          -----------------     -----------------
Deferred income taxes                                                             1,902,926             1,923,708
                                                                          -----------------     -----------------
Minority interest                                                                   490,276               487,865
                                                                          -----------------     -----------------
Stockholders' Equity
  Common stock, $.33 1/3 par value                                                2,145,095             2,145,095
  Additional paid in capital                                                     15,581,353            15,581,353
  Retained earnings                                                              33,988,158            33,704,957
  Accumulated translation                                                          (256,799)             (233,654)
                                                                          ------------------    ------------------
    Total                                                                        51,457,807            51,197,751

Less:       Unearned compensation                                                   (54,844)              (65,344)
            Treasury stock                                                       (1,053,790)           (1,053,790)
                                                                          ------------------    ------------------
  Total Stockholders' Equity                                                     50,349,173            50,078,617
                                                                          -----------------     -----------------
Total Liabilities and Stockholders' Equity                                $      74,859,728     $      71,591,726
                                                                          =================     =================

                                       See notes to condensed consolidated financial statements

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1997 AND APRIL 5, 1996

                                                       (Unaudited)

                                                                 April 4,                    April 5,
                                                                   1997                        1996
                                                                   ----                        ----
Net sales                                                    $     27,198,879             $    31,891,893

Other income (expense)                                               (146,855)                    249,654
                                                             -----------------            ---------------

Total revenue                                                      27,052,024                  32,141,547
                                                             ----------------             ---------------

Costs and expenses
  Cost of sales                                                    18,315,718                  22,587,788
  Selling, general and
    administrative expenses                                         7,946,378                   7,889,063
  Interest expense                                                    280,210                     263,198
                                                             ----------------             ---------------

    Total costs and expenses                                       26,542,306                  30,740,049
                                                             ----------------             ---------------

Income before income taxes
  and minority interest                                               509,718                   1,401,498

Provision for income taxes                                            191,974                     526,618

Minority interest in income of
  consolidated subsidiaries                                            34,543                     135,411
                                                             ----------------             ---------------

Net income                                                   $        283,201             $       739,469
                                                             ================             ===============

Per share amounts:

Net income                                                   $          0.05              $          0.12
                                                             ===============              ===============

Weighted average common shares
  and equivalents outstanding                                       6,269,846                   6,225,960
                                                             ================             ===============

Cash dividends per share of
  common stock                                                              0                           0
                                                             ================             ===============


                                 See notes to condensed consolidated financial statements

                                        HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1997 AND APRIL 5, 1996
                                                          (Unaudited)


                                                       Common Stock               Paid-In           Retained
                                                 Class A          Class B         Capital           Earnings
                                                  ------           ------          ------           --------


Balance, January 5, 1996                      $   901,575    $   1,236,939     $  15,521,470    $  32,210,867

Amortization of unearned
  compensation                                         --               --                --               --

Net income                                             --               --                --          739,469

Foreign currency translation
  adjustments                                          --               --                --               --
                                              -----------    -------------     -------------    -------------

Balance, April 5, 1996                        $   901,575    $   1,236,939     $  15,521,470    $  32,950,336
                                              ===========    =============     =============    =============


Balance, January 3, 1997                      $   902,075    $   1,243,020     $  15,581,353    $  33,704,957

Amortization of unearned
  compensation                                         --               --                --               --

Net income                                             --               --                --          283,201

Foreign currency translation
  adjustments                                          --               --                --               --
                                              -----------    -------------     -------------    -------------

Balance, April 4, 1997                        $   902,075    $   1,243,020     $  15,581,353    $  33,988,158
                                              ===========    =============     =============    =============


                                                      Treasury Stock              Unearned        Accumulated    Stockholders'
                                                  Shares           Amount       Compensation      Translation        Equity
                                                  ------           ------       ------------       ----------        ------
Balance, January 5, 1996                          198,400    ($  1,053,790)    ($    194,313)   ($    257,694)    $  48,365,054

Amortization of unearned
  compensation                                         --               --            32,175               --            32,175

Net income                                             --               --                --               --           739,469

Foreign currency translation
  adjustments                                          --               --                --           50,243            50,243
                                              -----------    -------------     -------------    -------------     -------------

Balance, April 5, 1996                            198,400    ($  1,053,790)    ($    162,138)   ($    207,451)    $  49,186,941
                                              ===========    ==============    ==============    ============     =============


Balance, January 3, 1997                          198,400    ($  1,053,790)    ($     65,344)   ($    233,654)    $  50,078,617

Amortization of unearned
  compensation                                         --               --            10,500               --            10,500

Net income                                             --               --                --               --           283,201

Foreign currency translation
  adjustments                                          --               --                --          (23,145)          (23,145)
                                              -----------    -------------     -------------    --------------    --------------

Balance, April 4, 1997                            198,400    ($  1,053,790)    ($     54,844)   ($    256,799)    $  50,349,173
                                              ===========    ==============    ==============   ==============    =============

                                        See notes to condensed consolidated financial statements.

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1997 AND APRIL 5, 1996

                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                       (Unaudited)
                                                                                        April 4,              April 5,
                                                                                          1997                  1996
                                                                                          ----                  ----
Cash flows from operating activities:

  Net income                                                                       $        283,201      $       739,469
                                                                                   ----------------      ---------------

  Adjustments to reconcile net income to
    net cash
  Provided (used) by operating activities:
    Depreciation and amortization                                                           397,547              365,645
    Deferred income tax benefit                                                            (242,962)            (162,886)
    Provision for bad debts and discounts                                                 1,620,761            1,786,267
    Minority interest in income of
       consolidated subsidiaries                                                             34,543              135,411
    Compensation from stock grants and
       stock options                                                                         10,500               32,175
    Loss on sale of equipment                                                                    --                4,372
    Writedown of investment in limited partnership                                           50,000                   --

  Changes in operating assets and liabilities,
   net of effects of foreign currency adjustments:
    Decrease (increase) in assets:
       Marketable securities                                                                     --              157,110
       Accounts receivable                                                               (7,231,636)         (12,795,009)
       Inventories                                                                        1,679,496            3,512,645
       Prepaid expenses and other current
         assets                                                                            (293,502)            (105,293)

    Increase (decrease) in liabilities:
       Accounts payable                                                                     148,078             (873,280)
       Accrued expenses                                                                    (494,180)           1,182,437
                                                                                   -----------------     ---------------

    Total adjustments                                                                    (4,321,355)          (6,760,406)
                                                                                   -----------------     ----------------

  Net cash used by operating activities                                                  (4,038,154)          (6,020,937)
                                                                                   -----------------     ----------------

  Cash flows from investing activities:
    Purchases of property, plant and
       equipment                                                                           (244,607)            (252,763)
    Increase in deferred charges,
       and other                                                                           (260,531)             (35,289)
    Proceeds from sale of equipment                                                              --               76,896
                                                                                   ----------------      ---------------

  Net cash used by investing activities                                                    (505,138)            (211,156)
                                                                                   -----------------     ----------------

  Cash flows from financing activities:
    Net short-term borrowings                                                             3,884,847             (124,697)
    Repayment of long term debt
       and capital lease obligations                                                       (169,418)            (108,430)
    Proceeds from long-term borrowings                                                           --              419,766
                                                                                   ----------------      ---------------

  Net cash provided by financing activities                                               3,715,429              186,639

  Effect of exchange rate changes on cash
    and cash equivalents                                                                    267,023              (73,046)
                                                                                   ----------------      ----------------

  Net decrease in cash and cash equivalents                                                (560,840)          (6,118,500)

  Cash and equivalents at, beginning of
    period                                                                                2,802,864           11,668,316
                                                                                   ----------------      ---------------

  Cash and equivalents at, end of period                                           $      2,242,024      $     5,549,816
                                                                                   ================      ===============

  Supplemental disclosure of cash flow
    information:

    Cash paid during the period for:
       Incomes taxes                                                               $         30,094      $        76,595
                                                                                   ================      ===============

       Interest                                                                    $        171,895      $        60,611
                                                                                   ================      ===============

  Non-cash investing and financing activities:
    Property purchased under capital leases                                        $         29,750      $        42,740
                                                                                   ================      ===============


                                      See notes to condensed consolidated financial statements

                         HYDE ATHLETIC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 4, 1997

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principle. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 3, 1997. Operating results for thirteen weeks ended April 4, 1997, are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES

Inventories at April 4, 1997 and January 3, 1997 consisted of the following:

                                      April 4,               January 3,
                                        1997                    1997
                                        ----                    ----
   Finished Goods                   $22,235,825             $22,309,805
   Work in Process                      390,513                 110,559
   Raw Materials                      4,026,519               6,212,147
                                    -----------             -----------

                                    $26,652,857             $28,632,511
                                    ===========             ===========



NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 is intended to improve the Earnings Per Share ("EPS") information contained in the financial statements by simplifying the calculation of earnings per share, revising the disclosure requirements, and achieving comparability with international accounting standards. SFAS 128 is effective after December 15, 1997. The Company will incorporate SFAS 128 into the Form 10-K filing, with the Securities and Exchange Commission, for the year ended January 2, 1998. The Company has not determined the impact of adopting SFAS 128 on the consolidated financial statements for the fiscal year ended January 2, 1998.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales and percentages of net sales of the Company's product lines in the thirteen weeks ended April 4, 1997 and April 5, 1996:

                                 1997                        1996
                        --------------------         --------------------
                            $           %                $           %


      Saucony           $21,266,000    78.2%         $25,709,000    80.6%
      Brookfield          1,982,000     7.3%           3,254,000    10.2%
      Other               3,951,000    14.5%           2,929,000     9.2%
                        -----------    -----          ----------    -----

      Total             $27,199,000   100.0%         $31,892,000   100.0%
                        ===========   ======         ===========   ======


Thirteen Weeks Ended April 4, 1997 Compared to Thirteen Weeks Ended April 5,
1996



The Company's net sales decreased by 15% to $27,199,000 in the thirteen weeks ended April 4, 1997 from $31,892,000 in the thirteen weeks ended April 5, 1996.

Net sales of the Company's Saucony products decreased 17% to $21,266,000 in the thirteen weeks ended April 4, 1997 from $25,709,000 in the thirteen weeks ended April 5, 1996, due to decreased unit shipments of special make-up and discontinued merchandise. Saucony domestic net sales decreased 20% to $14,915,000 in the thirteen weeks ended April 4, 1997 from $18,570,000 in the thirteen weeks ended April 5, 1996, due to decreased unit shipment volume of non-current models, offset in part by higher selling prices of the Company's recently introduced products. Saucony foreign net sales decreased by 11% to $6,351,000 in the thirteen weeks ended April 4, 1997 from $7,139,000 in the thirteen weeks ended April 5, 1996, due primarily to decreased unit shipment volume and to a lesser extent, unfavorable currency exchange rates.

Net sales of the Company's Brookfield products decreased by 39% to $1,982,000 in the thirteen weeks ended April 4, 1997 from $3,254,000 in the thirteen weeks ended April 5, 1996. Domestic sales of Brookfield products decreased by 40% to $1,123,000 in the thirteen weeks ended April 4, 1997 from $1,882,000 in the thirteen weeks ended April 5, 1996, due to lower unit shipment volume for certain licensed products and a shift in the sales mix to lower-priced products. The Company believes this decrease resulted from an oversupply of inventory at the retail level, combined with marginal acceptance of certain new product offerings. Foreign sales of Brookfield products decreased 37% to $859,000 in the thirteen weeks ended April 4, 1997 from $1,372,000 in the thirteen weeks ended April 5, 1996, due primarily to decreased unit shipment volume.

Net sales of other products increased 35% to $3,951,000 in the thirteen weeks ended April 4, 1997 from $2,929,000 in the thirteen weeks ended April 5, 1996, due primarily to increased sales of non-corporate brands realized by the Company's Australian subsidiary and to a lesser extent, increased sales by the Company's wholly-owned subsidiary, Quintana Roo, Inc.

Other income (expense) decreased 159% to ($147,000) in the thirteen weeks ended April 4, 1997 from $250,000 in the thirteen weeks ended April 5, 1996, due primarily to foreign currency transaction losses on U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries and to a lesser extent, reduced income on lower levels of short-term cash investments and the partial writedown of the Company's investment in a limited partnership.

The Company's gross profit decreased to $8,883,000 in the thirteen weeks ended April 4, 1997 from $9,304,000 in the thirteen weeks ended April 5, 1996. The Company's gross margin percentage increased to 32.7% in the thirteen weeks ended April 4, 1997 from 29.2% in the thirteen weeks ended April 5, 1996 due primarily to increased margin for Saucony products. The gross margin increase for Saucony products resulted from the shipment, in the thirteen weeks ended April 5, 1996, of a single slow-moving, non-current model. This resulted in a significant negative impact on the gross margin, decreased sales of other lower-margin footwear, and to a lesser extent, decreased freight costs and reduced manufacturing costs. The decline in Brookfield gross margin resulted from a shift in the sales mix to lower margin domestic Brookfield product.

Selling, general and administrative expenses increased to $7,947,000, or 29.2% of net sales, in the thirteen weeks ended April 4, 1997 from $7,889,000, or 24.7% of net sales, in the thirteen weeks ended April 5, 1996. Advertising and promotion expenses decreased $257,000 in the thirteen weeks ended April 4, 1997 due primarily to decreased Saucony domestic television and print media advertising. Selling expenses decreased by $69,000 in the thirteen weeks ended April 4, 1997, due to an initiative to reduce commissions on sales of Saucony products and due to reduced sales of Saucony products. General and administrative expenses increased $384,000 in the thirteen weeks ended April 4, 1997 due to increased professional fees, both domestic and foreign, increased costs related to the Company's recently acquired information system, and increased foreign costs for payroll due to increased staffing at certain of the Company's foreign subsidiaries.

Interest expense increased 6% to $280,000 in the thirteen weeks ended April 4, 1997 from $263,000 in the thirteen weeks ended April 5, 1996, due to increased borrowings on the Company's credit facility and increased asset-based borrowing.

The provision for income taxes declined by $335,000 in the thirteen weeks ended April 4, 1997 as compared to the thirteen weeks ended April 5, 1996 due to a decrease in the Company's pretax earnings. The effective tax rate increased by 0.1% to 37.7% in the thirteen weeks ended April 4, 1997 from 37.6% in the thirteen weeks ended April 5, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of April 4, 1997, the Company's cash and cash equivalents totalled $2,478,000, a decrease of $561,000 from January 3, 1997. The decrease was the result of an increase in accounts receivable of $5,611,000, net of the provision for bad debts and discounts of $1,621,000, offset in part by a decrease of $1,679,000 in inventory and the depreciation and amortization provision of $398,000. The increase in accounts receivable is due in part to increased net sales of the Company's Saucony product in the thirteen weeks ended April 4, 1997 and increased payment terms given to certain of the Company's customers. The Company's days sales outstanding for its accounts receivable increased to 98 days in the thirteen weeks ended April 4, 1997 from 81 days in the thirteen weeks ended April 5, 1996. Inventories decreased in the thirteen weeks ended April 4, 1997 due to improved domestic inventory management. The Company's inventory turn ratio decreased to 2.7 turns in the thirteen weeks ended April 4, 1997 from 3.6 turns in the thirteen weeks ended April 5, 1996, due to comparatively higher inventory levels and the significant inventory reduction realized as the result of the sale of a non-current model in the thirteen weeks ended April 5, 1996.

For the thirteen weeks ended April 4, 1997, the Company used $4,038,000 of net cash to finance operating activities, expended $505,000 to acquire capital assets and information technology, increased short-term borrowings by $3,885,000, and, expended $169,000 to reduce long-term debt.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the thirteen weeks ended April 4, 1997, included an increase in accounts payable of $148,000 (due to the timing of inventory shipments), an increase in prepaid expenses of $294,000 (due to advance payments of certain selling and administrative expenses) and a decrease in accrued expenses of $494,000 (due to a change in payment terms for sales commissions). The strengthening of the U.S. dollar increased the value of cash and cash equivalents by $267,000.

As of April 4, 1997, the Company had various commitments for capital expenditures, including information technology. The Company plans to finance such expenditures with a mix of internally generated funds and asset-based lending. The Company believes that these commitments are not significant.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investment needs and debt service payments.

INFLATION AND CURRENCY RISK

The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company, from foreign suppliers, has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables.

FASB 128

During the first quarter of 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 is intended to improve the Earnings Per Share ("EPS") information contained in the financial statements by simplifying the calculation of earnings per share, revising the disclosure requirements, and achieving comparability with international accounting standards. SFAS 128 is effective after December 15, 1997. The Company will incorporate SFAS 128 into the Form 10-K filing, with the Securities and Exchange Commission, for the year ended January 2, 1998. The Company has not determined the impact of adopting SFAS 128 on the consolidated financial statements for the fiscal year ended January 2, 1998.




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




                                    HYDE ATHLETIC INDUSTRIES, INC.



Date:   May 16, 1997                By:   /s/Charles A. Gottesman
                                          -----------------------
                                          Charles A. Gottesman
                                          Executive Vice President
                                          Chief Operating Officer
                                          (Duly authorized officer and
                                          principal financial officer)