Form 10-Q
period 1997-07-04
HYDE ATHLETIC INDUSTRIES INC
filed 1997-08-18
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
         {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 4, 1997

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


            Class                            Outstanding as of August 11, 1997

Class A Common Stock-$.33 1/3 Par Value                 2,703,227
Class B Common Stock-$.33 1/3 Par Value                 3,533,659
                                                        ---------
                                                        6,236,886






                HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of July 4, 1997
      and January 3, 1997

   Condensed Consolidated Statements of Income for the thirteen weeks and twenty-six weeks ended July 4, 1997 and July 5, 1996

   Condensed Consolidated Statements of Stockholders' Equity for the twenty-six weeks ended July 4, 1997 and July 5, 1996

   Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 4, 1997 and July 5, 1996

   Notes to Condensed Consolidated Financial Statements --
      July 4, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

Item 6.  Exhibits and Reports on Form 8-K

Signature
                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                          ASSETS
                                                                               July 4,              January 3,
                                                                                 1997                  1997
                                                                                 ----                  ----
---
Current assets
  Cash and cash equivalents                                               $       2,845,496     $       2,802,864
  Marketable securities                                                             178,359               236,128
  Accounts receivable                                                            22,319,247            17,360,883
  Inventories                                                                    25,644,331            24,537,442
  Prepaid expenses and other current assets                                       4,266,083             2,812,530
  Net assets of discontinued operations                                                  --             9,870,950
                                                                          -----------------     -----------------

       Total current  assets                                                     55,253,516            57,620,797
                                                                          -----------------     -----------------

Property, plant, and equipment, net                                               8,117,184             9,027,414
                                                                          -----------------     -----------------

Other assets                                                                      3,746,851             4,490,407
                                                                          -----------------     -----------------

Total assets                                                              $      67,117,551     $      71,138,618
                                                                          =================     =================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                           $       3,251,569     $       4,237,083
  Current maturities of long-term debt                                            3,960,467             2,448,615
  Accounts payable                                                                3,546,123             3,750,364
  Accrued expenses and other current liabilities                                  3,347,998             3,319,613
                                                                          -----------------     -----------------
       Total current liabilities                                                 14,106,157            13,755,675
                                                                          -----------------     -----------------

Long-term debt                                                                    1,129,184             4,892,753
                                                                          -----------------     -----------------
Deferred income taxes                                                             1,711,772             1,923,708
                                                                          -----------------     -----------------
Minority interest in consolidated subsidiaries                                      278,349               487,865
                                                                          -----------------     -----------------
Stockholders' equity
  Common stock, $.33 1/3 par value                                                2,145,095             2,145,095
  Additional paid in capital                                                     15,581,353            15,581,353
  Retained earnings                                                              33,519,563            33,704,957
  Accumulated translation                                                          (255,788)             (233,654)
                                                                          ------------------    ------------------
    Total                                                                        50,990,223            51,197,751

Less:       Common stock held in treasury, at cost                               (1,053,790)           (1,053,790)
            Unearned compensation                                                   (44,344)              (65,344)
                                                                          ------------------    ------------------
  Total stockholders' equity                                                     49,892,089            50,078,617
                                                                          -----------------     -----------------

Total liabilities and stockholders' equity                                $      67,117,551     $      71,138,618
                                                                          =================     =================

                                       See notes to condensed consolidated financial statements

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 4, 1997 AND JULY 5, 1996

                                                       (Unaudited)
                                                          13 Weeks            13 Weeks            26 Weeks          26 Weeks
                                                           Ended               Ended               Ended             Ended
                                                        July 4, 1997        July 5, 1996        July 4, 1997      July 5, 1996
                                                        ------------        ------------        ------------      ------------

Net sales                                             $    24,398,108    $     24,396,131    $    49,615,232     $   53,034,443
Other income (expense)                                        100,793             355,361            (50,340)           593,954
                                                      ---------------    ----------------    ----------------    --------------
Total revenue                                              24,498,901          24,751,492         49,564,892         53,628,397
                                                      ---------------    ----------------    ---------------     --------------

Costs and expenses
  Cost of sales                                            15,847,965          16,853,837         32,480,429         36,703,190
  Selling expenses                                          4,564,961           4,477,680          8,528,953          8,701,140
  General and administrative expenses                       3,458,524           2,740,243          6,692,373          5,647,705
  Writedown of assets                                         850,000                   0            850,000                  0
  Interest expense                                            250,954             222,482            500,055            479,273
                                                      ---------------    ----------------    ---------------     --------------
    Total costs and expenses                               24,972,404          24,294,242         49,051,810         51,531,308
                                                      ---------------    ----------------    ---------------     --------------

Income (loss) from continuing operations before
  income taxes and minority interest                         (473,503)            457,250            513,082          2,097,089
Provision (benefit) for income taxes                         (171,341)            136,305            210,877            757,543

Minority interest in income (loss) of
  consolidated subsidiaries                                  (181,909)             93,466           (147,366)           228,877
                                                      ----------------   ----------------    ----------------    --------------

Income (loss) from continuing operations                     (120,253)            227,479            449,571          1,110,669

Discontinued operations:
  Loss from discontinued operation (net of tax
  benefit of $71,840, $74,996, $262,084 and
  $169,616, respectively)                                     107,313             113,786            393,936            257,507

  Loss on disposal of Brookfield Athletic Co., Inc.
  including operating loss of $93,634 during
  the phase-out period (net of tax benefit of
  $153,440)                                                   241,029                   0            241,029                  0
                                                      ---------------    ----------------    ---------------     --------------

Net income (loss)                                     $      (468,595)   $        113,693    $      (185,394)    $      853,162
                                                      ================   ================    ================    ==============

Per share amounts:

Net income (loss) from continuing operations          $         (0.02)   $          0.04     $          0.07     $         0.18
Loss from discontinued operations                               (0.05)             (0.02)              (0.10)             (0.04)
                                                      ----------------   ----------------    ----------------    ---------------

Net income (loss)                                     $         (0.07)   $          0.02     $         (0.03)    $         0.14
                                                      ================   ===============     ================    ==============

Weighted average common shares
  and equivalents outstanding                               6,273,923           6,244,225          6,271,885          6,235,093
                                                      ===============    ================    ===============     ==============

Cash dividends per share of common stock                            0                   0                  0                  0
                                                      ===============    ================    ===============     ==============

                                 See notes to condensed consolidated financial statements

                                        HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1997 AND JULY 5, 1996
                                                          (Unaudited)


                                                       Common Stock               Paid-In           Retained
                                                 Class A         Class B          Capital           Earnings
                                                  ------          ------           ------           --------


Balance, January 5, 1996                      $   901,575    $   1,236,939     $  15,521,470    $  32,210,867

Amortization of unearned
  compensation                                         --               --                --               --

Net income (loss)                                      --               --                --          853,162

Foreign currency translation
  adjustments                                          --               --                --               --
                                              -----------    -------------     -------------    -------------

Balance, July 5, 1996                         $   901,575    $   1,236,939     $  15,521,470    $  33,064,029
                                              ===========    =============     =============    =============


Balance, January 3, 1997                      $   902,075    $   1,243,020     $  15,581,353    $  33,704,957

Amortization of unearned
  compensation                                         --               --                --               --

Net income (loss)                                      --               --                --         (185,394)

Foreign currency translation
  adjustments                                          --               --                --               --
                                              -----------    -------------     -------------    -------------

Balance, July 4, 1997                         $   902,075    $   1,243,020     $  15,581,353    $  33,519,563
                                              ===========    =============     =============    =============


                                                      Treasury Stock             Unearned         Accumulated    Stockholders'
                                                  Shares           Amount      Compensation       Translation        Equity
                                                  ------           ------      ------------        ----------        ------
Balance, January 5, 1996                          198,400    $  (1,053,790)    $    (194,313)   $    (257,694)    $  48,365,054

Amortization of unearned
  compensation                                         --               --            64,350               --            64,350

Net income (loss)                                      --               --                --               --           853,162

Foreign currency translation
  adjustments                                          --               --                --           94,512            94,512
                                              -----------    -------------     -------------    -------------     -------------

Balance, April 5, 1996                            198,400    $  (1,053,790)    $    (129,963)   $    (163,182)    $  49,377,078
                                              ===========    ==============    ==============   =============     =============


Balance, January 3, 1997                          198,400    $  (1,053,790)    $     (65,344)   $    (233,654)    $  50,078,617

Amortization of unearned
  compensation                                         --               --            21,000               --            21,000

Net income (loss)                                      --               --                --               --          (185,394)

Foreign currency translation
  adjustments                                          --               --                --          (22,134)          (22,134)
                                              -----------    -------------     -------------    --------------    --------------

Balance, July 4, 1997                             198,400    $  (1,053,790)    $     (44,344)   $    (255,788)    $  49,892,089
                                              ===========    ==============    ==============   ==============    =============

                                        See notes to condensed consolidated financial statements.

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1997 AND JULY 5, 1996

                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                       (Unaudited)
                                                                                        July 4,               July 5,
                                                                                          1997                  1996
                                                                                          ----                  ----
Cash flows from operating activities:

  Net income (loss)                                                                $       (185,394)     $       853,162
                                                                                   -----------------     ---------------

  Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
    Discontinued operations                                                                 634,965              257,507
    Depreciation and amortization                                                           720,073              664,546
    Deferred income tax benefit                                                          (1,023,724)             (88,794)
    Provision for bad debts and discounts                                                 2,927,349            3,020,516
    Minority interest in consolidated subsidiaries income (loss)                           (147,366)             228,877
    Compensation from stock grants and stock options                                         21,000               64,350
    (Gain) loss on sale of equipment                                                         (2,944)               4,372
    Writedown of assets                                                                     850,000                   --

  Changes in operating assets and liabilities, net of effects of acquisitions, dispositions and foreign currency adjustments:
    Decrease (increase) in assets:
       Marketable securities                                                                 57,769                3,828
       Accounts receivable                                                               (6,479,126)         (13,259,758)
       Inventories                                                                       (1,580,689)           4,048,813
       Prepaid expenses and other current assets                                           (554,400)              21,212

    Increase (decrease) in liabilities:
       Accounts payable                                                                    (101,475)              31,237
       Accrued expenses                                                                     283,229            1,173,447
                                                                                   ----------------      ---------------

    Total adjustments                                                                    (4,395,339)          (3,829,847)
                                                                                   -----------------     ----------------

  Net cash used by continuing operations                                                 (4,580,733)          (2,976,685)

  Net cash provided (used) by discontinued operations                                     2,156,848           (2,212,637)
                                                                                   ----------------      ----------------

  Net cash used by operating activities                                                  (2,423,885)          (5,189,322)
                                                                                   -----------------     ----------------

  Cash flows from investing activities:
    Purchases of property, plant and equipment                                             (484,741)            (300,489)
    Increase in deferred charges, deposits and other                                       (363,676)            (402,168)
    Proceeds from sale of Brookfield Athletic Co., Inc.                                   6,000,000                   --
    Proceeds from sale of equipment                                                           2,960               76,896
                                                                                   ----------------      ---------------

  Net cash provided (used) by investing activities                                        5,154,543             (625,761)
                                                                                   ----------------      ----------------

  Cash flows from financing activities:
    Net short-term borrowings                                                              (869,853)            (323,505)
    Repayment of long term debt and capital lease obligations                            (2,222,864)          (2,142,613)
    Proceeds from long-term borrowings                                                           --              419,766
                                                                                   ----------------      ---------------

  Net cash used by financing activities                                                  (3,092,717)          (2,046,352)

  Effect of exchange rate changes on cash
    and cash equivalents                                                                    404,691               11,834
                                                                                   ----------------      ---------------

  Net increase (decrease) in cash and cash equivalents                                       42,632           (7,849,601)

  Cash and equivalents at, beginning of period                                            2,802,864           11,668,316
                                                                                   ----------------      ---------------

  Cash and equivalents at, end of period                                           $      2,845,496      $     3,818,715
                                                                                   ================      ===============

  Supplemental disclosure of cash flow information:

    Cash paid during the period for:
       Incomes taxes, net of refunds                                               $        196,039      $       405,113
                                                                                   ================      ===============

       Interest                                                                    $        545,872      $       488,313
                                                                                   ================      ===============

  Non-cash investing and financing activities:

  Property purchased under capital leases                                          $         65,789      $     1,108,510
                                                                                   ================      ===============

                                      See notes to condensed consolidated financial statements

                         HYDE ATHLETIC INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 4, 1997

                                  (Unaudited)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 3, 1997. Operating results for thirteen weeks ended July 4, 1997, are not necessarily indicative of the results for the entire year.



NOTE B - INVENTORIES

Inventories at July 4, 1997 and January 3, 1997 consisted of the following:


                                      July 4,                January 3,
                                        1997                    1997
                                        ----                    ----

   Finished Goods                   $19,942,030             $18,214,736

   Work in Process                       88,559                 110,559

   Raw Materials                      5,613,742               6,212,147
                                    -----------             -----------

                                    $25,644,331             $24,537,442
                                    ===========             ===========


NOTE C - DISCONTINUED OPERATIONS

On July 4, 1997, the Brookfield Athletic Company, Inc., ("Brookfield") a wholly-owned subsidiary of the Company, sold substantially all of the assets used in its business to Brookfield International Inc. The consideration payable equals the net asset value of the assets as of July 4, 1997, as reflected in the Closing Balance Sheet to be prepared and audited within 60 days after the effective date reduced by certain liabilities set forth in the Closing Balance Sheet, which are being assumed by Brookfield International, Inc. The selling price for Brookfield is approximately $7,186,958. At July 4, 1997, $1,186,958 was included in accounts receivable as due from Brookfield International, Inc., which represents the selling price reduced by an initial payment of $6,000,000, which was received on July 2, 1997.

The summarized balance sheet for the discontinued operations as of January 3, 1997 is as follows:


        Assets

         Current assets
           Accounts receivable                  $  5,479,278
           Inventories                             4,095,069
           Prepaid expenses                          490,907
                                                ------------
            Total current assets                $ 10,065,254

         Property, plant and equipment, net          190,054
         Other assets                                 68,750
                                                ------------

        Total assets                            $ 10,324,058
                                                ------------

        Liabilities

         Current liabilities
           Current portion of long-term debt    $     35,844
           Accounts payable                          219,830
           Accrued expenses                          197,434
                                                ------------

        Total liabilities                       $    453,108
                                                ------------

        Net assets of discontinued operations   $  9,870,950
                                                ============


As of January 3, 1997, the net sales of the discontinued operation have been reclassified and are reflected in current assets in the Condensed Consolidated Balance Sheet as of that date.

As a result of the sale, the Company recorded a pre-tax loss of $394,469 ($241,029 after tax or $0.04 per share). The pre-tax loss includes $300,835 of estimated costs incurred in connection with the disposal of Brookfield, as well as operating losses of $93,634, incurred by Brookfield subsequent to the transactions measurement date.

The results of operations of Brookfield for the thirteen weeks and the twenty-six weeks ended July 4, 1997 have been segregated from continuing operations and are reported separately as discontinued operations. Prior year Consolidated Statements of Earnings for the comparable periods have been restated to present Brookfield as a discontinued operation. The following is a summary of Brookfield's results of operations for the thirteen weeks and twenty-six weeks ended July 4, 1997 and July 5, 1996:

                                               Thirteen          Thirteen        Twenty-Six       Twenty-Six
                                                Weeks             Weeks            Weeks            Weeks
                                                Ended             Ended            Ended            Ended
                                             July 4, 1997      July 5, 1996     July 4, 1997     July 5, 1996
                                             ------------      ------------     ------------     ------------
Net revenues                                $     395,060    $   4,657,091     $   2,381,093    $   7,921,733

Costs and expenses                                574,213        4,845,873         3,037,113        8,348,856
                                            -------------    -------------     -------------    -------------

Income (loss) before income taxes                (179,153)        (188,782)         (656,020)        (427,123)

Provision (benefit) for income taxes              (71,840)         (74,996)         (262,084)        (169,616)
                                            --------------   --------------    --------------   --------------

Income (loss) from discontinued operations       (107,313)        (113,786)         (393,936)        (257,507)

Loss on disposal of Brookfield Athletic
  Company, Inc., assets including operating
  loss of $93,634 during the phase out
  period (net of tax benefit of $153,440)        (241,029)               0          (241,029)               0
                                            --------------   -------------     --------------   -------------

Loss from discontinued operations           $    (348,342)   $    (113,786)    $    (634,965)   $    (257,507)
                                            ==============   ==============    ==============   ==============



NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales and percentages of net sales of the Company's product lines in the thirteen weeks and twenty-six weeks ended July 4, 1997 and July 5, 1996:

                                         Thirteen Weeks Ended July 4, 1997 and July 5, 1996
                                         --------------------------------------------------

                                                1997                                      1996
                                   ------------------------------            -----------------------------
                                          $                %                       $                 %

         Saucony                   $    21,139,000         86.6%             $    21,177,000         86.8%
         Other                           3,259,000         13.4%                   3,219,000         13.2%
                                   ---------------       -------             ---------------       -------
         Total                     $    24,398,000        100.0%             $    24,396,000        100.0%
                                   ===============       =======             ===============       =======


                                        Twenty-Six Weeks Ended July 4, 1997 and July 5, 1996
                                        ----------------------------------------------------
                                                1997                                      1996
                                   ------------------------------            -----------------------------
                                          $                %                       $                 %

         Saucony                   $    42,405,000         85.5%             $    46,886,000         88.4%
         Other                           7,210,000         14.5%                   6,148,000         11.6%
                                   ---------------       -------             ---------------       -------
         Total                     $    49,615,000        100.0%             $    53,034,000        100.0%
                                   ===============       =======             ===============       =======




Thirteen Weeks Ended July 4, 1997 Compared to Thirteen Weeks Ended July 5, 1996
-------------------------------------------------------------------------------

The Company's net sales increased to $24,398,000 in the thirteen weeks ended July 4, 1997 from $24,396,000 in the thirteen weeks ended July 5, 1996.

Net sales of the Company's Saucony products decreased 0.2% to $21,139,000 in the thirteen weeks ended July 4, 1997 from $21,177,000 in the thirteen weeks ended July 5, 1996, due to decreased unit shipment volume. Saucony domestic net sales increased 4% to $16,260,000 in the thirteen weeks ended July 4, 1997 from $15,688,000 in the thirteen weeks ended July 5, 1996, due to higher selling prices of the Company's recently introduced products. Saucony foreign net sales decreased 11% to $4,879,000 in the thirteen weeks ended July 4, 1997 from $5,489,000 in the thirteen weeks ended July 5, 1996, due primarily to decreased unit shipment volume, lower selling prices and to a lesser extent, unfavorable currency exchange.

Net sales of other products increased 1% to $3,259,000 in the thirteen weeks ended July 4, 1997 from $3,219,000 in the thirteen weeks ended July 5, 1996, due to increased sales realized by the Company's retail outlets, increased sales by the Company's wholly-owned subsidiary, Quintana Roo, Inc. and sales of Hind apparel, which were offset to some extent by decreased sales of non-corporate brands realized by the Company's Australian subsidiary. The Company acquired trademarks and related intellectual property from Hind, Inc. in December 1996.

Other income decreased 72% to $101,000 in the thirteen weeks ended July 4, 1997 from $355,000 in the thirteen weeks ended July 5, 1996 due to foreign currency transaction losses, on U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries, reduced income due to lower levels of short-term cash investments, reduced royalty income, the partial writedown of the Company's investment in a limited partnership and the recognition of a litigation settlement in the thirteen weeks ended July 5, 1996.

The Company's gross profit increased to $8,550,000 in the thirteen weeks ended July 4, 1997 from $7,542,000 in the thirteen weeks ended July 5, 1996. The Company's gross margin percent increased to 35.0% in the thirteen weeks ended July 4, 1997 from 30.9% in the thirteen weeks ended July 5, 1996 due primarily to increased margin for Saucony products. The gross margin for Saucony products realized in the thirteen weeks ended July 5, 1996 was significantly lowered by increased unit volume of slow-moving, non-current models and decreased sales of lower-margin special makeup footwear. These factors, and to a lesser extent, decreased freight costs and reduced manufacturing costs, primarily account for the gross margin increase for Saucony products realized in the thirteen weeks ended July 4, 1997. The gross margin decrease for other products is due to the liquidation of inventory by the Company's Australian subsidiary as a result of the termination of exclusive distribution rights of another manufacturer's sporting goods brand in Australia.

Selling, general and administrative expenses increased to $8,023,000, or 32.9% of net sales, in the thirteen weeks ended July 4, 1997 from $7,218,000, or 29.6% of net sales, in the thirteen weeks ended July 5, 1996. Advertising and promotion expenses decreased $134,000 in the thirteen weeks ended July 4, 1997 due primarily to decreased Saucony domestic television and print media advertising, offset in part by increased race promotion. Selling expenses increased by $221,000 in the thirteen weeks ended July 4, 1997, due to increased sales commissions on higher sales of Saucony first quality products, increased payroll costs, and selling and marketing expenses related to the introduction of Hind apparel. General and administrative expenses increased $718,000 in the thirteen weeks ended July 4, 1997, due to increased professional fees relating to litigation expenses, increased costs related to the Company's upgraded information system, and administrative costs attributable to the introduction of Hind apparel. Foreign administrative costs increased due to increased staffing at certain of the Company's foreign subsidiaries.

The Company recorded a non-recurring charge of $850,000 ($508,167 after tax or $0.08 per share), in the thirteen weeks ended July 4, 1997, to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market.

Interest expense increased 13% to $251,000 in the thirteen weeks ended July 4, 1997 from $222,000 in the thirteen weeks ended July 5, 1996 due to increased borrowings on the Company's credit facility and increased asset-based borrowing.

The provision (benefit) for income taxes declined to ($171,000) in the thirteen weeks ended July 4, 1997 from $136,000 in the thirteen weeks ended July 5, 1996 due to a decrease in the Company's pre-tax earnings. The effective tax rate increased by 6.4% to 36.2% in the thirteen weeks ended July 4, 1997 from 29.8% in the thirteen weeks ended July 5, 1996. The increase resulted from a shift in the composition of foreign and domestic pretax profits.


Twenty-Six Weeks Ended July 4, 1997 Compared to Twenty-Six Weeks Ended July 5, 1996

The Company's net sales decreased 6.4% to $49,615,000 in the twenty-six weeks ended July 4, 1997 from $53,034,000 in the twenty-six weeks ended July 5, 1996.

Net sales of the Company's Saucony products decreased 10% to $42,405,000 in the twenty-six weeks ended July 4, 1997 from $46,886,000 in the twenty-six weeks ended July 5, 1996, due to decreased unit shipment volume. Saucony domestic net sales decreased 9% to $31,174,000 in the twenty-six weeks ended July 4, 1997 from $34,257,000 in the twenty-six weeks ended July 5, 1996, due to decreased unit shipment volume of non-current models and decreased unit volumes of special makeup models, offset in part by higher selling prices of the Company's recently introduced products. Saucony foreign net sales decreased 11% to $11,231,000 in the twenty-six weeks ended July 4, 1997 from $12,629,000 in the twenty-six weeks ended July 5, 1996, due primarily to decreased unit shipment volume, lower selling prices and to a lesser extent, unfavorable currency exchange.

Net sales of other products increased 17% to $7,210,000 in the twenty-six weeks ended July 4, 1997 from $6,148,000 in the twenty-six weeks ended July 5, 1996, due primarily to increased sales of non-corporate brands realized by the Company's Australian subsidiary and to a lesser extent increased sales realized by the Company's retail outlets, increased sales by the Company's wholly-owned subsidiary, Quintana Roo, Inc. and sales of Hind apparel. The Company acquired trademarks and related intellectual property from Hind, Inc. in December 1996.

Other income (expense) decreased 108% to ($50,000) in the twenty-six weeks ended July 4, 1997 from $594,000 in the twenty-six weeks ended July 5, 1996, due to foreign currency transaction losses on U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries, reduced income due to lower levels of short-term cash investments, reduced royalty income, the partial writedown of the Company's investment in a limited partnership and the recognition of a litigation settlement in the twenty-six weeks ended July 5, 1996.

The Company's gross profit increased to $17,135,000 in the twenty-six weeks ended July 4, 1997 from $16,331,000 in the twenty-six weeks ended July 5, 1996. The Company's gross margin percent increased to 34.5% in the twenty-six weeks ended July 4, 1997 from 30.8% in the twenty-six weeks ended July 5, 1996 due primarily to increased margin for Saucony products. The gross margin for Saucony products realized in the twenty-six weeks ended July 5, 1996 was significantly lowered by increased unit volume of slow-moving, non-current models and decreased sales of lower-margin special makeup footwear. These factors, and to a lesser extent, decreased freight costs and reduced manufacturing costs, primarily account for the gross margin increase for Saucony products realized in the twenty-six weeks ended July 4, 1997. The gross margin decrease for other products is due to the liquidation of inventory by the Company's Australian subsidiary as a result of the termination of exclusive distribution rights of another manufacturer's sporting goods brand in Australia.

Selling, general and administrative expenses increased to $15,221,000, or 30.7% of net sales, in the twenty-six weeks ended July 4, 1997 from $14,349,000, or 27.0% of net sales, in the twenty-six weeks ended July 5, 1996. Advertising and promotion expenses decreased $357,000 in the twenty-six weeks ended July 4, 1997 due primarily to decreased Saucony domestic television and print media advertising, decreased product literature, offset in part by increased race sponsorship. Selling expenses increased by $185,000 in the twenty-six weeks ended July 4, 1997, due to decreased sales commissions on lower sales of Saucony, offset by increased payroll costs, and selling and marketing expenses related to the introduction of Hind apparel. General and administrative expenses increased $1,044,000 in the twenty-six weeks ended July 4, 1997, due to increased professional fees, both domestic and foreign, increased costs related to the Company's upgraded information system, increased foreign costs for payroll due to increased staffing at certain of the Company's foreign subsidiaries and administrative cost associated with the introduction of Hind apparel.

The Company recorded a non-recurring charge of $850,000 ($508,167 after tax or $0.08 per share) in the twenty-six weeks ended July 4, 1997, to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market.

Interest expense increased 4% to $500,000 in the twenty-six weeks ended July 4, 1997 from $479,000 in the twenty-six weeks ended July 5, 1996, due to increased borrowings on the Company's credit facility and increased asset-based borrowing.

The provision for income taxes declined to $211,000 in the twenty-six weeks ended July 4, 1997 from $758,000 in the twenty-six weeks ended July 5, 1996 due to a decrease in the Company's pre-tax earnings. The effective tax rate increased 5.0% to 41.1% in the twenty-six weeks ended July 4, 1997 from 36.1% in the twenty-six weeks ended July 5, 1996. The increase resulted from a shift in the composition of foreign and domestic pretax profits.

LIQUIDITY AND CAPITAL RESOURCES

As of July 4, 1997, the Company's cash and cash equivalents totaled $2,845,000, an increase of $43,000 from January 3, 1997. The increase was the result of the receipt of an initial payment of $6,000,000 from the sale of the net assets of the Company's wholly-owned subsidiary, Brookfield Athletic Company, Inc., offset in part by an increase in accounts receivable of $3,552,000, net of the provision for bad debts and discounts of $2,927,000 and an increase of $1,581,000 in inventory. The increase in accounts receivable is due to increased net sales of the Company's Saucony products in the twenty-six weeks ended July 4, 1997. The Company's days sales outstanding for its accounts receivable decreased to 79 days in the twenty-six weeks ended July 4, 1997 from 84 days in the twenty-six weeks ended July 5, 1996. Inventories increased in the twenty-six weeks ended July 4, 1997 due to the buildup of Hind apparel inventory. The Company's inventory turn ratio decreased to 2.6 turns in twenty-six weeks ended July 4, 1997 from 3.4 turns in the twenty-six weeks ended July 5, 1996, due to comparatively higher inventory levels, including the buildup of Hind apparel inventory, and the significant inventory reduction realized as the result of the sale of non-current Saucony models in the twenty-six weeks ended July 5, 1996.

For the twenty-six weeks ended July 4, 1997, the Company used $2,324,000 of net cash to finance operating activities, expended $848,000 to acquire capital assets and information technology, decreased short-term borrowings by $870,000, and expended $2,223,000 to reduce long-term debt. Current maturities of long-term debt increased $1,512,000 in the 26 weeks ended July 4, 1997 due primarily to the reclassification of a note payable due on January 30, 1998 from long-term debt.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the twenty-six weeks ended July 4, 1997 included the loss of $635,000 from discontinued operations, the provision of $720,000 for depreciation and amortization, an increase in prepaid expenses of $554,000 (due to advance payments of certain advertising and selling expenses) and an increase in accrued expenses of $283,000 (due to increased advertising, promotional and administrative spending). The strengthening of the U.S. dollar during the twenty-six weeks ended July 4, 1997 increased the value of cash and cash equivalents by $405,000.

As of July 4, 1997, the Company had various commitments for capital expenditures, including information technology. The Company plans to finance such expenditures with a mix of internally generated funds and asset-based lending. The Company believes that these commitments are not significant.

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



PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the 1997 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 15, 1997, the following matters were acted upon by the stockholders of the Company.

1. The election of James A. Buchanan, John H. Fisher, Phyllis H. Fisher, Charles A. Gottesman, Jonathan O. Lee and John J. Neuhauser as directors of the Company.

2. The authorization of an amendment to the Company's 1993 Equity Incentive Plan (the "Equity Incentive Plan") (i) increasing the number of shares issuable under the Equity Incentive Plan from 800,000 to 1,150,000 shares and (ii) increasing the number of shares from 75,000 to 150,000, in the aggregate, for which options or awards may be granted in any calendar year to any one person.

3. The ratification of the selection by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent auditors for the current 1997 fiscal year.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                     Votes      Votes                  Broker
                                      For      Against   Abstentions Non-votes
                                       --      -------    ----------  --------

1.   Election of Directors

     James A. Buchanan             2,192,814   302,731        N.A.       N.A.
     John H. Fisher                2,196,825   298,720        N.A.       N.A.
     Phyllis H. Fisher             2,196,825   298,720        N.A.       N.A.
     Charles A. Gottesman          2,196,825   298,720        N.A.       N.A.
     Jonathan O. Lee               2,196,825   298,720        N.A.       N.A.
     John J. Neuhauser             2,196,825   298,720        N.A.       N.A.

2.   Incentive Stock Plan
      Amendment                    1,279,958   495,993       9,671    709,923

3.   Ratification of Independent
      Auditors                     2,436,162    52,610       6,773       N.A.





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




                                    HYDE ATHLETIC INDUSTRIES, INC.



Date:   August 18, 1997             By:   /s/Charles A. Gottesman
                                          -----------------------
                                          Charles A. Gottesman
                                          Executive Vice President
                                          Chief Operating Officer
                                          (Duly authorized officer and
                                          principal financial officer)