Form 10-Q
period 1997-10-03
HYDE ATHLETIC INDUSTRIES INC
filed 1997-11-13
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
         {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 3, 1997

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

                                  978-532-9000
              (Registrant's telephone number (including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ X ]     No  [    ]


            Class                            Outstanding as of November 7, 1997

Class A Common Stock-$.33 1/3 Par Value                 2,703,227
Class B Common Stock-$.33 1/3 Par Value                 3,546,287
                                                        ---------
                                                        6,249,514






                HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of October 3, 1997
      and January 3, 1997                                                   3

   Condensed Consolidated Statements of Income for the
      thirteen weeks and thirty-nine weeks ended October 3, 1997
      and October 4, 1996                                                   4

   Condensed Consolidated Statements of Stockholders' Equity for
      the thirty-nine weeks ended October 3, 1997 and October 4, 1996       5

   Condensed Consolidated Statements of Cash Flows for the
      thirty-nine weeks ended October 3, 1997 and October 4, 1996          6-7

   Notes to Condensed Consolidated Financial Statements --
      October 3, 1997                                                      8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              11-15


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signature                                                                   17
                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                          ASSETS
                                                                              October 3,            January 3,
                                                                                 1997                  1997
                                                                                 ----                  ----
Current assets
  Cash and cash equivalents                                               $       5,444,313     $       2,802,864
  Marketable securities                                                             139,063               236,128
  Accounts receivable                                                            21,803,394            18,258,596
  Inventories                                                                    23,439,453            24,537,442
  Prepaid expenses and other current assets                                       3,796,837             2,812,530
  Net assets of discontinued operations                                                  --            10,113,269
                                                                          -----------------     -----------------
       Total current  assets                                                     54,623,060            58,760,829
                                                                          -----------------     -----------------

Property, plant, and equipment, net                                               7,948,072             9,027,414
                                                                          -----------------     -----------------

Other assets                                                                      3,902,710             3,592,694
                                                                          -----------------     -----------------

Total assets                                                              $      66,473,842     $      71,380,937
                                                                          =================     =================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                           $       2,955,651     $       4,237,083
  Current maturities of long-term debt                                            3,863,449             2,448,615
  Accounts payable                                                                3,036,125             3,940,394
  Accrued expenses and other current liabilities                                  3,139,001             3,371,902
                                                                          -----------------     -----------------
       Total current liabilities                                                 12,994,226            13,997,994
                                                                          -----------------     -----------------

Long-term debt                                                                    1,010,527             4,892,753
                                                                          -----------------     -----------------
Deferred income taxes                                                             1,857,879             1,923,708
                                                                          -----------------     -----------------
Minority interest in consolidated subsidiaries                                      298,794               487,865
                                                                          -----------------     -----------------
Stockholders' equity
  Common stock, $.33 1/3 par value                                                2,145,095             2,145,095
  Additional paid in capital                                                     15,589,415            15,581,353
  Retained earnings                                                              33,929,246            33,704,957
  Accumulated translation                                                          (263,706)             (233,654)
                                                                          ------------------    ------------------
    Total                                                                        51,400,050            51,197,751

Less:       Common stock held in treasury, at cost                               (1,053,790)           (1,053,790)
            Unearned compensation                                                   (33,844)              (65,344)
                                                                          ------------------    ------------------
  Total stockholders' equity                                                     50,312,416            50,078,617
                                                                          -----------------     -----------------

Total liabilities and stockholders' equity                                $      66,473,842     $      71,380,937
                                                                          =================     =================
                                       See notes to condensed consolidated financial statements

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 3, 1997 AND OCTOBER 4, 1996

                                                       (Unaudited)
                                                          13 Weeks            13 Weeks            39 Weeks          39 Weeks
                                                           Ended               Ended               Ended             Ended
                                                        Oct. 3, 1997        Oct. 4, 1996        Oct. 3, 1997      Oct. 4, 1996
                                                        ------------        ------------        ------------      ------------

Net sales                                             $    24,635,279    $     20,609,060    $    74,250,511     $   73,643,503
Other income                                                  313,725              83,489            263,385            677,443
                                                      ---------------    ----------------    ---------------     --------------
Total revenue                                              24,949,004          20,692,549         74,513,896         74,320,946
                                                      ---------------    ----------------    ---------------     --------------

Costs and expenses
  Cost of sales                                            16,213,339          13,401,557         48,693,768         50,104,747
  Selling expenses                                          4,076,085           3,625,937         12,605,038         12,327,077
  General and administrative expenses                       3,448,935           2,984,850         10,141,308          8,632,555
  Writedown of assets                                              --                  --            850,000                 --
  Interest expense                                            164,517             180,230            664,572            659,503
                                                      ---------------    ----------------    ---------------     --------------
    Total costs and expenses                               23,902,876          20,192,574         72,954,686         71,723,882
                                                      ---------------    ----------------    ---------------     --------------

Income from continuing operations before
  income taxes and minority interest                        1,046,128             499,975          1,559,210          2,597,064
Provision for income taxes                                    418,558             134,048            629,435            891,591

Minority interest in income (loss) of
  consolidated subsidiaries                                    46,055             146,529           (101,311)           375,406
                                                      ---------------    ----------------    ----------------    --------------

Income from continuing operations                             581,515             219,398          1,031,086          1,330,067

Discontinued operations:
  Income (loss) from discontinued operations
    (net of tax benefit of $0, ($258,135), $262,084
    and  ($88,519) respectively)                                   --             383,220           (393,936)           125,713

  Loss on disposal of Brookfield Athletic Co., Inc.
    including operating loss of $93,634 during
    the phase-out period (net of tax benefit of
    $128,168 and $281,608)                                   (171,832)                 --           (412,861)                --
                                                      ----------------   ----------------    ----------------    --------------

Net income                                            $       409,683    $        602,618    $       224,289     $    1,455,780
                                                      ===============    ================    ===============     ==============

Per share amounts:
  Net income from continuing operations               $          0.09    $          0.04     $          0.17     $         0.21
  Income (loss) from discontinued operations                    (0.02)              0.06               (0.13)              0.02
                                                      ----------------   ---------------     ----------------    --------------

Net income                                            $          0.07    $          0.10     $          0.04     $         0.23
                                                      ===============    ===============     ===============     ==============

Weighted average common shares
  and equivalents outstanding                               6,264,172           6,268,925          6,269,314          6,246,370
                                                      ===============    ================    ===============     ==============

Cash dividends per share of common stock                           --                  --                 --                 --
                                                      ===============    ================    ===============     ==============

                                 See notes to condensed consolidated financial statements

                                        HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1997 AND OCTOBER 4, 1996
                                                          (Unaudited)

                                                       Common Stock               Paid-In           Retained
                                                 Class A         Class B          Capital           Earnings
                                                  ------          ------           ------           --------

Balance, January 5, 1996                      $   901,575    $   1,236,939     $  15,521,470    $  32,210,867

Issuance of 19,744 shares of common
  stock, stock option exercise                        500            6,081            62,912               --

Amortization of unearned compensation                  --               --                --               --

Net income                                             --               --                --        1,455,780

Foreign currency translation adjustments               --               --                --               --
                                              -----------    -------------     -------------    -------------

Balance, October 4, 1996                      $   902,075    $   1,243,020     $  15,584,382    $  33,666,647
                                              ===========    =============     =============    =============

Balance, January 3, 1997                      $   902,075    $   1,243,020     $  15,581,353    $  33,704,957

Issuance of below market options                       --               --             8,062               --

Amortization of unearned compensation                  --               --                --               --

Net income                                             --               --                --          224,289

Foreign currency translation adjustments               --               --                --               --
                                              -----------    -------------     -------------    -------------

Balance, October 3, 1997                      $   902,075    $   1,243,020     $  15,589,415    $  33,929,246
                                              ===========    =============     =============    =============

                                                      Treasury Stock             Unearned         Accumulated    Stockholders'
                                                  Shares           Amount      Compensation       Translation        Equity
                                                  ------           ------      ------------        ----------        ------
Balance, January 5, 1996                          198,400    $  (1,053,790)    $    (194,313)   $    (257,694)    $  48,365,054

Issuance of 19,744 shares of common
  stock, stock option exercise                         --               --                --               --            69,493

Amortization of unearned compensation                  --               --            96,525               --            96,525

Net income                                             --               --                --               --         1,455,780

Foreign currency translation adjustments               --               --                --           69,422            69,422
                                              -----------    -------------     -------------    -------------     -------------

Balance, October 4, 1996                          198,400    $  (1,053,790)    $     (97,788)   $    (188,272)    $  50,056,274
                                              ===========    ==============    ==============   =============     =============

Balance, January 3, 1997                          198,400    $  (1,053,790)    $     (65,344)   $    (233,654)    $  50,078,617

Issuance of below market options                       --               --                --               --             8,062

Amortization of unearned compensation                  --               --            31,500               --            31,500

Net income                                             --               --                --               --           224,289

Foreign currency translation adjustments               --               --                --          (30,052)          (30,052)
                                              -----------    -------------     -------------    --------------    --------------

Balance, October 3, 1997                          198,400    $  (1,053,790)    $     (33,844)   $    (263,706)    $  50,312,416
                                              ===========    ==============    ==============   ==============    =============

                                        See notes to condensed consolidated financial statements.

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1997 AND OCTOBER 4, 1996

                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                       (Unaudited)
                                                                                        Oct. 3,               Oct. 4,
                                                                                          1997                  1996
                                                                                          ----                  ----
Cash flows from operating activities:

  Net income                                                                       $        224,289      $     1,455,780
                                                                                   ----------------      ---------------

  Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
    (Income) loss from discontinued operations                                              806,797             (125,713)
    Depreciation and amortization                                                         1,158,864            1,001,048
    Deferred income tax provision (benefit)                                              (1,066,652)             104,031
    Provision for bad debts and discounts                                                 3,965,185            4,164,499
    Minority interest in consolidated subsidiaries income (loss)                           (101,311)             375,406
    Compensation from stock grants and stock options                                         39,562               96,525
    (Gain) loss on sale of equipment                                                         (2,944)               4,372
    Writedown of assets                                                                     850,000                   --

  Changes in operating assets and liabilities, net of effects of acquisitions, dispositions and foreign currency adjustments:
    Decrease (increase) in assets:
       Marketable securities                                                                 97,065              110,385
       Accounts receivable                                                               (7,118,024)          (9,796,164)
       Inventories                                                                          487,594            3,991,263
       Prepaid expenses and other current assets                                           (471,262)             367,711
    Increase (decrease) in liabilities:
       Accounts payable                                                                    (582,045)          (1,504,256)
       Accrued expenses                                                                      57,729              688,612
                                                                                   ----------------      ---------------

    Total adjustments                                                                    (1,879,442)            (522,281)
                                                                                   -----------------     ----------------

  Net cash provided (used) by continuing operations                                      (1,655,153)             933,499

  Net cash provided (used) by discontinued operations                                     2,307,206           (4,063,953)
                                                                                   ----------------      ----------------

  Net cash provided (used) by operating activities                                          652,053           (3,130,454)
                                                                                   ----------------      ----------------

  Cash flows from investing activities:
    Purchases of property, plant and equipment                                             (646,833)            (683,128)
    Increase in deferred charges, deposits and other                                       (380,307)            (423,679)
    Proceeds from sale of Brookfield Athletic Co., Inc.                                   6,000,000                   --
    Proceeds from sale of equipment                                                           2,960               76,896
                                                                                   ----------------      ---------------

  Net cash provided (used) by investing activities                                        4,975,820           (1,029,911)
                                                                                   ----------------      ----------------

  Cash flows from financing activities:
    Net short-term borrowings                                                            (1,149,523)            (559,057)
    Repayment of long term debt and capital lease obligations                            (2,381,798)          (2,276,760)
    Proceeds from long-term borrowings                                                           --              419,766
    Payment of termination benefit payable                                                       --                   --
    Common stock repurchased                                                                     --                   --
    Issuances of common stock, including options                                                 --               69,493
                                                                                   ----------------      ---------------

  Net cash used by financing activities                                                  (3,531,321)          (2,346,558)

  Effect of exchange rate changes on cash
    and cash equivalents                                                                    544,897               64,129
                                                                                   ----------------      ---------------

  Net increase (decrease) in cash and cash equivalents                                    2,641,449           (6,442,794)

  Cash and equivalents at, beginning of period                                            2,802,864           11,668,316
                                                                                   ----------------      ---------------

  Cash and equivalents at, end of period                                           $      5,444,313      $     5,225,522
                                                                                   ================      ===============

  Supplemental disclosure of cash flow information:

    Cash paid during the period for:
       Incomes taxes, net of refunds                                               $        232,660      $       491,222
                                                                                   ================      ===============

       Interest                                                                    $        631,138      $       607,003
                                                                                   ================      ===============

  Non-cash investing and financing activities:

  Property purchased under capital leases                                          $         65,789      $     1,108,510
                                                                                   ================      ===============


                                      See notes to condensed consolidated financial statements

                         HYDE ATHLETIC INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 3, 1997

                                  (Unaudited)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 3, 1997. Operating results for thirty-nine weeks ended October 4, 1997, are not necessarily indicative of the results for the entire year.



NOTE B - INVENTORIES

Inventories at October 3, 1997 and January 3, 1997 consisted of the following:


                                     October 3,              January 3,
                                        1997                    1997
                                        ----                    ----

   Finished Goods                   $18,678,173             $18,214,736

   Work in Process                      359,838                 110,559

   Raw Materials                      4,401,442               6,212,147
                                    -----------             -----------

                                    $23,439,453             $24,537,442
                                    ===========             ===========



NOTE C - DISCONTINUED OPERATIONS

On July 4, 1997, Brookfield Athletic Company, Inc., ("Brookfield"), a wholly-owned subsidiary of the Company, sold substantially all of the assets used in the Brookfield business to Brookfield International Inc. The consideration payable equals the net asset value of the Brookfield assets as of July 4, 1997 reduced by certain liabilities that were assumed by Brookfield International, Inc. The selling price for Brookfield, as amended, was approximately $6,969,106. At October 3, 1997, $969,106 was included in accounts receivable as due from Brookfield International, Inc., which represents the selling price reduced by an initial payment of $6,000,000, which was received on July 2, 1997.

The summarized balance sheet for the discontinued operations as of January 3, 1997 is as follows:


        Assets

         Current assets
           Accounts receivable                  $  4,581,565
           Inventories                             4,095,069
           Prepaid expenses                          490,907
                                                ------------
            Total current assets                $  9,167,541

         Property, plant and equipment, net          190,054
         Other assets                                966,463
                                                ------------

        Total assets                            $ 10,324,058
                                                ------------

        Liabilities

         Current liabilities
           Current portion of long-term debt    $     35,844
           Accounts payable                           29,800
           Accrued expenses                          145,145
                                                ------------

        Total liabilities                       $    210,789
                                                ------------

        Net assets of discontinued operations   $ 10,113,269
                                                ============


As of January 3, 1997, the net sales of the discontinued operation have been reclassified and are reflected in current assets in the Condensed Consolidated Balance Sheet as of that date.

As a result of the Brookfield sale, the Company recorded a pre-tax loss of $694,469 ($412,861 after tax or $0.07 per share). The pre-tax loss includes $300,835 of estimated costs incurred in connection with the disposal of Brookfield, agreed reduction to the selling price of $300,000, as well as operating losses of $93,634, incurred by Brookfield subsequent to the transactions measurement date.

The results of operations of Brookfield for the thirteen weeks and the thirty-nine weeks ended October 3, 1997 have been segregated from continuing operations and are reported separately as discontinued operations. Prior year Consolidated Statements of Earnings for the comparable periods have been restated to present Brookfield as a discontinued operation. The following is a summary of Brookfield's results of operations for the thirteen weeks and thirty-nine weeks ended October 3, 1997 and October 4, 1996:

                                               Thirteen          Thirteen       Thirty-Nine      Thirty-Nine
                                                Weeks             Weeks            Weeks            Weeks
                                                Ended             Ended            Ended            Ended
                                             Oct. 3, 1997      Oct. 4, 1996     Oct. 3, 1997     Oct. 4, 1996
                                             ------------      ------------     ------------     ------------
Net revenues                                $          --    $   7,116,883     $   2,381,093    $  15,038,616

Costs and expenses                                     --        6,475,528         3,037,113       14,824,384
                                            -------------    -------------     -------------    -------------

Income (loss) before income taxes                      --          641,355          (656,020)         214,232

Provision (benefit) for income taxes                   --          258,135          (262,084)          88,519
                                            -------------    -------------     --------------   -------------

Income (loss) from discontinued operations             --          383,220          (393,936)         125,713

Loss on disposal of Brookfield Athletic
  Company, Inc., assets including operating
  loss of $93,634 during the phase out
  period (net of tax benefit of
  $128,168 and $281,608)                         (171,832)              --          (412,861)              --
                                            --------------   -------------     --------------   -------------

Income (loss) from discontinued operations  $    (171,832)   $     383,220     $    (806,797)   $     125,713
                                            ==============   =============     ==============   =============



NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

SFAS 128

During the first quarter of 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 is intended to improve the Earnings Per Share ("EPS") information contained in the financial statements by simplifying the calculation of EPS, revising the disclosure requirements, and achieving comparability with international accounting standards. SFAS 128 is effective after December 15, 1997. The Company will incorporate SFAS 128 into the Form 10-K filing, with the Securities and Exchange Commission, for the year ended January 2, 1998. The Company has not determined the impact of adopting SFAS 128 on the consolidated financial statements for the fiscal year ended January 2, 1998.

SFAS 130

The Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting for Comprehensive Income" (SFAS No. 130) in June, 1997. SFAS 130 defines and establishes the financial accounting and reporting standards for comprehensive income. As defined in SFAS 130, comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under Generally Accepted Accounting Principles. These previously excluded components of comprehensive income are limited to the following: foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sales securities.

SFAS 130 is effective for fiscal years commencing after December 15, 1997, with earlier adoption permitted. The Company will incorporate SFAS 130 into the Form 10-Q filing, with the Securities and Exchange Commission, for the quarter ended April 3, 1998. The Company has not determined the impact of adopting SFAS 130 on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales and percentages of net sales of the Company's product lines in the thirteen weeks and thirty-nine weeks ended October 3, 1997 and October 4, 1996:

                                      Thirteen Weeks Ended October 3, 1997 and October 4, 1996
                                      --------------------------------------------------------

                                     1997                                          1996
                        ---------------------------------           -----------------------------------
Saucony                 $       20,709,000         84.1%            $      17,214,000            83.5%
Other                            3,926,000         15.9%                    3,395,000            16.5%
                        ------------------         -----            -----------------            -----
Total                   $       24,635,000        100.0%            $      20,609,000           100.0%
                        ==================        ======            =================           ======
                                    Thirty-Nine Weeks Ended October 3, 1997 and October 4, 1996
                                     ----------------------------------------------------------

                                     1997                                          1996
                        ---------------------------------           -----------------------------------
Saucony                 $       63,115,000         85.0%            $      64,100,000            87.0%
Other                           11,136,000         15.0%                    9,543,000            13.0%
                        ------------------         -----            -----------------            -----
Total                   $       74,251,000        100.0%            $      73,643,000           100.0%
                        ==================        ======            =================           ======




Thirteen Weeks Ended October 3, 1997 Compared to Thirteen Weeks Ended October 4, 1996


The Company's net sales increased 19.5% to $24,635,000 in the thirteen weeks ended October 3, 1997 from $20,609,000 in the thirteen weeks ended October 4, 1996.

Net sales of the Company's Saucony products increased 20.3% to $20,709,000 in the thirteen weeks ended October 3, 1997 from $17,214,000 in the thirteen weeks ended October 4, 1996, primarily due to increased footwear shipment volume. Saucony domestic net sales increased 31.7% to $14,221,000 in the thirteen weeks ended October 3, 1997 from $10,796,000 in the thirteen weeks ended October 4, 1996, primarily due to increased footwear shipment volume. Saucony foreign net sales increased 1.1% to $6,488,000 in the thirteen weeks ended October 3, 1997 from $6,418,000 in the thirteen weeks ended October 4, 1996, due primarily to increased apparel sales, offset in part by decreased footwear shipment volume.

Net sales of other products increased 15.6% to $3,926,000 in the thirteen weeks ended October 3, 1997 from $3,395,000 in the thirteen weeks ended October 4, 1996, due to increased sales realized by the Company's retail outlets, increased sales by the Company's wholly-owned subsidiary, Quintana Roo, Inc., and sales of Hind apparel, which were offset to some extent by decreased sales of non-corporate brands by the Company's Australian subsidiary. The Company acquired trademarks and related intellectual property from Hind, Inc. in December 1996.

Other income increased 276% to $314,000 in the thirteen weeks ended October 3, 1997 from $83,000 in the thirteen weeks ended October 4, 1996, due to increased royalty income, which was offset to some extent by foreign currency transaction losses on U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries.

The Company's gross profit increased 16.8% to $8,422,000 in the thirteen weeks ended October 3, 1997 from $7,208,000 in the thirteen weeks ended October 4, 1996. The Company's gross margin percent decreased to 34.2% in the thirteen weeks ended October 3, 1997 from 35.0% in the thirteen weeks ended October 4, 1996, due primarily to decreased margin for Saucony products as a result of increased footwear volume of slow-moving, non-current models and increased sales of lower-margin special makeup footwear. The gross margin decrease for other products is due to the liquidation of inventory by the Company's Australian subsidiary as a result of the termination of exclusive distribution rights of another manufacturer's sporting goods brand in Australia.

Selling, general and administrative expenses increased to $7,525,000 or 30.5% of net sales, in the thirteen weeks ended October 3, 1997 from $6,611,000 or 32.1% of net sales, in the thirteen weeks ended October 4, 1996. Advertising and promotion expenses decreased $58,000 in the thirteen weeks ended October 3, 1997, due primarily to decreased Saucony domestic television and print media advertising and reduced spending by foreign subsidiaries, offset in part by increased account specific promotions. Selling expenses increased by $508,000 in the thirteen weeks ended October 3, 1997, due to increased sales commissions on higher sales of Saucony first quality products, increased payroll costs, and selling and marketing expenses related to the introduction of Hind apparel. General and administrative expenses increased $464,000 in the thirteen weeks ended October 3, 1997, due to increased costs related to the Company's upgraded information system, increased provision for doubtful accounts and administrative costs attributable to the introduction of Hind apparel.

The Company recorded a charge of $300,000 ($171,832 after tax or $0.02 per share), in the thirteen weeks ended October 3, 1997, to reflect the agreed upon Closing Balance Sheet for the assets of the Company's wholly-owned subsidiary, Brookfield Athletic Company, Inc.

Interest expense decreased 8.7% to $165,000 in the thirteen weeks ended October 3, 1997 from $180,000 in the thirteen weeks ended October 4, 1996, due to decreased borrowings on the Company's credit facility and paydown of the Company's senior notes.

The provision for income taxes increased to $418,000 in the thirteen weeks ended October 3, 1997 from $134,000 in the thirteen weeks ended October 4, 1996, due to an increase in the Company's pre-tax income from continuing operations. The effective tax rate increased by 13.2% to 40.0% in the thirteen weeks ended October 3, 1997 from 26.8% in the thirteen weeks ended October 4, 1996. The increase resulted from a shift in the composition of foreign and domestic pretax profits.



Thirty-Nine Weeks Ended October 3, 1997 Compared to Thirty-Nine Weeks Ended October 4, 1996


The Company's net sales increased 0.8% to $74,251,000 in the thirty-nine weeks ended October 3, 1997 from $73,643,000 in the thirty-nine weeks ended October 4, 1996.

Net sales of the Company's Saucony products decreased 1.5% to $63,115,000 in the thirty-nine weeks ended October 3, 1997 from $64,100,000 in the thirty-nine weeks ended October 4, 1996, due to decreased unit shipment volume in the first half of 1997 as compared to the first half of 1996. Saucony domestic net sales increased 0.8% to $45,396,000 in the thirty-nine weeks ended October 3, 1997 from $45,053,000 in the thirty-nine weeks ended October 4, 1996, due to higher selling prices of the Company's recently introduced products. Saucony foreign net sales decreased 7.0% to $17,719,000 in the thirty-nine weeks ended October 3, 1997 from $19,047,000 in the thirty-nine weeks ended October 4, 1996, due primarily to decreased unit shipment volume, lower selling prices and to a lesser extent, unfavorable currency exchange.

Net sales of other products increased 16.7% to $11,136,000 in the thirty-nine weeks ended October 3, 1997 from $9,543,000 in the thirty-nine weeks ended October 4, 1996, due primarily to the sale of Hind apparel and to a lesser extent, increased sales realized by the Company's retail outlets and increased sales by the Company's wholly-owned subsidiary, Quintana Roo, Inc. The Company acquired trademarks and related intellectual property from Hind, Inc. in December 1996.

Other income decreased 61.1% to $263,000 in the thirty-nine weeks ended October 3, 1997 from $677,000 in the thirty-nine weeks ended October 4, 1996, due to foreign currency transaction losses on U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries.

The Company's gross profit increased 8.6% to $25,557,000 in the thirty-nine weeks ended October 3, 1997 from $23,539,000 in the thirty-nine weeks ended October 4, 1996. The Company's gross margin percent increased to 34.4% in the thirty-nine weeks ended October 3, 1997 from 32.0% in the thirty-nine weeks ended October 4, 1996, due primarily to increased margin for Saucony products. The gross margin for Saucony products realized in the thirty-nine weeks ended October 4, 1996 was significantly lowered by increased unit volume of slow-moving, non-current models and increased sales of lower-margin special makeup footwear. These factors, and to a lesser extent, decreased freight costs and reduced manufacturing costs in the thirty-nine weeks ended October 3, 1997 primarily account for the gross margin increase for Saucony products realized in the thirty-nine weeks ended October 3, 1997. The gross margin decrease for other products is due to the liquidation of inventory by the Company's Australian subsidiary as a result of the termination of exclusive distribution rights of another manufacturer's sporting goods brand in Australia.

Selling, general and administrative expenses increased to $22,746,000, or 30.6% of net sales, in the thirty-nine weeks ended October 3, 1997 from $20,960,000, or 28.5% of net sales, in the thirty-nine weeks ended October 4, 1996. Advertising and promotion expenses decreased $415,000 in the thirty-nine weeks ended October 3, 1997, due primarily to decreased Saucony domestic television and print media advertising, decreased spending in Europe and decreased product literature costs, offset in part by increased account specific promotions. Selling expenses increased by $693,000 in the thirty-nine weeks ended October 3, 1997, due to increased Saucony payroll costs and selling and marketing expenses related to the introduction of Hind apparel. General and administrative expenses increased $1,508,000 in the thirty-nine weeks ended October 3, 1997, due to increased domestic and foreign professional fees, increased costs related to the Company's upgraded information system, increased foreign costs for payroll due to increased staffing at certain of the Company's foreign subsidiaries, increased domestic payroll costs and administrative costs associated with the introduction of Hind apparel.

The Company recorded a non-recurring charge of $850,000 ($508,167 after tax or $0.08 per share) in the thirty-nine weeks ended October 3, 1997, to reduce the carrying value of the Company's distribution facility in East Brookfield,
Massachusetts to market.   In addition, the Company recorded a non-recurring
charge of $694,469 ($412,861 after tax or $0.07 per share) in the thirty-nine weeks ended October 3, 1997 in connection with the disposal of the assets of Brookfield Athletic Company, Inc., a wholly-owned subsidiary of the Company.

Interest expense increased 0.8% to $665,000 in the thirty-nine weeks ended October 3, 1997 from $660,000 in the thirty-nine weeks ended October 4, 1996, due to increased borrowings on the Company's credit facility and increased asset-based borrowing.

The provision for income taxes declined to $629,000 in the thirty-nine weeks ended October 3, 1997 from $892,000 in the thirty-nine weeks ended October 4, 1996, due to a decrease in the Company's pre-tax income from continuing operations. The effective tax rate increased by 6.1% to 40.4% in the thirty-nine weeks ended October 3, 1997 from 34.3% in the thirty-nine weeks ended October 4, 1996. The decrease primarily resulted from a shift in the composition of foreign and domestic pretax profits.

LIQUIDITY AND CAPITAL RESOURCES

As of October 3, 1997, the Company's cash and cash equivalents totaled $5,444,000, an increase of $2,641,000 from January 3, 1997. The increase was the result of the receipt of an initial payment of $6,000,000 from the sale of the net assets of the Company's wholly-owned subsidiary, Brookfield Athletic Company, Inc., and a decrease of $488,000 in inventory. The increases were offset in part by an increase in accounts receivable of $3,153,000, net of the provision for bad debts and discounts of $3,965,000 and the depreciation and amortization provision of $1,159,000. The increase in accounts receivable is due to increased net sales of the Company's Saucony products and Hind products in the thirty-nine weeks ended October 3, 1997. The Company's days sales outstanding for its accounts receivable decreased to 76 days in the thirty-nine weeks ended October 3, 1997 from 84 days in the thirty-nine weeks ended October 4, 1996. Inventories decreased in the thirty-nine weeks ended October 3, 1997 due to improved inventory planning, offset in part by the buildup of Hind apparel inventory. The Company's inventory turn ratio decreased to 2.7 turns in the thirty-nine weeks ended October 3, 1997 from 3.1 turns in the thirty-nine weeks ended October 4, 1996, due to comparatively higher inventory levels, including the buildup of Hind apparel inventory and the significant inventory reduction realized as the result of the sale of non-current models in the thirty-nine weeks ended October 4, 1996.

For the thirty-nine weeks ended October 3, 1997, the Company generated $652,000 of net cash from operating activities, expended $1,027,000 to acquire capital assets and information technology, decreased short-term borrowings by $1,150,000, and expended $2,382,000 to reduce long-term debt. Current maturities of long-term debt increased $1,415,000 in the thirty-nine weeks ended October 3, 1997 due primarily to the reclassification of a note payable due on January 30, 1998 from long-term debt.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the thirty-nine weeks ended October 3, 1997 included the loss of $807,000 from discontinued operations, an increase in prepaid expenses of $471,000 (due to advance payments of certain advertising and selling expenses) and a decrease in accounts payable of $582,000 (due to the timing of inventory purchases). The strengthening of the U.S. dollar during the thirty-nine weeks ended October 3, 1997 increased the value of cash and cash equivalents by $545,000.

As of October 3, 1997, the Company had various commitments for capital expenditures, including information technology. The Company plans to finance such expenditures with a mix of internally generated funds and asset-based lending. The Company believes that these commitments are not significant.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investment needs and debt service payments.

INFLATION AND CURRENCY RISK

The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company, from foreign suppliers, has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation with respect to the operating results of the Company's foreign subsidiaries and U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries.

SFAS 128

During the first quarter of 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 is intended to improve the Earnings Per Share ("EPS") information contained in the financial statements by simplifying the calculation of EPS, revising the disclosure requirements, and achieving comparability with international accounting standards. SFAS 128 is effective after December 15, 1997. The Company will incorporate SFAS 128 into the Form 10-K filing, with the Securities and Exchange Commission, for the year ended January 2, 1998. The Company has not determined the impact of adopting SFAS 128 on the consolidated financial statements for the fiscal year ended January 2, 1998.

SFAS 130

The Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting for Comprehensive Income" (SFAS No. 130) in June, 1997. SFAS 130 defines and establishes the financial accounting and reporting standards for comprehensive income. As defined in SFAS 130, comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under Generally Accepted Accounting Principles. These previously excluded components of comprehensive income are limited to the following: foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sales securities.

SFAS 130 is effective for fiscal years commencing after December 15, 1997, with earlier adoption permitted. The Company will incorporate SFAS 130 into the Form 10-Q filing, with the Securities and Exchange Commission, for the quarter ended April 3, 1998. The Company has not determined the impact of adopting SFAS 130 on the consolidated financial statements.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     11.00 -   Computation of Earnings per Share

     27.00 -   Financial Data Schedule

b.   Reports on Form 8-K

     Form 8-K dated July 18, 1997, was filed with the Securities and Exchange Commission on July 18, 1997. Under Item 2 of the Form 8-K, the Company reported the sale of the assets of Brookfield Athletic Company, Inc., a wholly-owned subsidiary of the Company, pursuant to the Asset Purchase Agreement dated June 27, 1997, between Brookfield Athletic Company, Inc. and Brookfield International, Inc.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HYDE ATHLETIC INDUSTRIES, INC.



Date:   November 13, 1997           By:   /s/Charles A. Gottesman
                                          -----------------------
                                          Charles A. Gottesman
                                          Executive Vice President
                                          Chief Operating Officer
                                          (Duly authorized officer and
                                          principal financial officer)