Form 10-K
period 1998-01-02
HYDE ATHLETIC INDUSTRIES INC
filed 1998-04-03
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended January 2, 1998     Commission file number: 0-05083

                           HYDE ATHLETIC INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)

       Massachusetts                                     04-1465840
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        Centennial Industrial Park, 13 Centennial Drive, Peabody, MA  01960
                      (Address of principal executive offices)

        Registrant's telephone number, including area code:   (978) 532-9000

         Securities registered pursuant to Section 12(b) of the Act:   None

            Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.33-1/3 par value
                                  (Title of class)

                      Class B Common Stock, $.33-1/3 par value
                                  (Title of class)

                                                                               1
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [ X ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 1998 was approximately $20,355,000 (based on the last sale prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 31, 1998 was 2,703,227 and 3,548,087, respectively.

Portions of the following documents are incorporated by reference in this Report.

                        Documents Incorporated by Reference

              Document                                       Form 10-K Part

Proxy Statement for Annual Meeting of Stockholders              Part III
of the Registrant to be held on May 14, 1998, to be filed with the Securities and Exchange Commission.

                                                                               2
PART I

ITEM 1 - BUSINESS

Hyde Athletic Industries, Inc. and its subsidiaries (together, "Hyde" or the "Company") design, develop, manufacture and market (i) a broad line of performance-oriented athletic shoes for adults under the Saucony(R) brand name,
(ii) high-quality bicycles and bicycle frames under the Quintana Roo(R) and Merlin(R) names, (iii) athletic apparel under the Hind(R) brand name and (iv) shoes for coaches and officials under the Spot-Bilt(R) name. The Company's Saucony athletic footwear products include running, women's walking, cross training and outdoor trail shoes. The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of net sales) attributable to the Company's Saucony product line and other product lines for the periods and geographic areas indicated. "Other" consists of Spot-Bilt coaches and officials shoes, Quintana Roo bicycles and wetsuits, Hind apparel, sales of the Company's and other products at retail factory outlets operated by the Company and sales of other branded products at the Company's subsidiary in Australia.



                                                                               3

                                                           Net Sales (1)
                                                       (dollars in thousands)
                             Fiscal 1997                        Fiscal 1996                       Fiscal 1995
                     -----------------------------     -----------------------------     -----------------------------
                        Sales      Sales     Co.         Sales       Sales     Co.          Sales       Sales     Co.
                          $          %        %            $           %        %             $           %        %
                                     -        -                        --       -              -          -        --
Saucony
  Domestic           $   56,050        71%             $   54,445       69%              $   47,040        67%
  International          22,580        29%                 24,366       31%                  23,628        33%
                     ----------    -------             ----------    ------              ----------     ------
  Total              $   78,630       100%     84%     $   78,811      100%      86%     $   70,668       100%      90%
                     ----------    -------             ----------    ------              ----------     ------

 Other
  Domestic           $    9,552        64%             $    5,791       46%              $    4,021        51%
  International           5,429        36%                  6,739       54%                   3,860        49%
                     ----------    -------             ----------    ------              ----------     ------
  Total              $   14,981       100%     16%     $   12,530      100%      14%     $    7,881       100%      10%
                     ----------    -------  ------     ----------    ------    -----     ----------     ------   ------

 Grand Total         $   93,611               100%     $   91,341               100%     $   78,549                100%
                     ==========             ======     ==========             ======     ==========              ======

(1) Excludes the results of operations of Brookfield Athletic Co., Inc., substantially all of the assets of which were sold by the
Company in July 1997.


RECENT DEVELOPMENTS

There were a number of developments affecting the Company during 1997 and the first quarter of 1998. During the second quarter of 1997, the Company commenced delivery of its Hind apparel to customers. In July 1997, the Company received proceeds of $6,841,000 in connection with the sale of substantially all of the assets of its Brookfield Athletic subsidiary. In February 1998, the Company purchased substantially all of the assets of Merlin Materials, Inc., a high-quality manufacturer of titanium bicycle frames. Together with the Company's Quintana Roo subsidiary, Merlin is expected to provide growth opportunities as the Company expands its line of high-performance athletic products.

During the fourth quarter of fiscal 1997, the financial position of the Company's Australian subsidiary deteriorated significantly. Principal factors affecting the operating results and financial position of this subsidiary included: lower sales of Saucony brand products, excess inventories which were liquidated in the fourth quarter of 1997, a significant devaluation of the Australian currency, a reduction in net sales of non-Saucony products due to the discontinuance of distribution rights in Australia of another brand of athletic footwear and too high a level of administrative overhead in light of the lower levels of net sales.

As a consequence of the deterioration in the Australian subsidiary's financial position, the Company recorded a restructuring charge of $2,766,000 ($3,089,000 after tax, or $0.50 per diluted share) in the fourth quarter of fiscal 1997. In March 1998, the Company entered into an agreement with its joint venture partners in its Australian subsidiary pursuant to which the Company will acquire all of the proprietary interests of such partners in the subsidiary for nominal consideration and the employment of the managing director of such subsidiary

will be terminated.    The Company expects the closing to occur pursuant to such
agreement by no later than May 1, 1998. The Company is in the process of reassessing its operations in Australia and is evaluating several alternative methods of continuing its presence in the Australian market.

SAUCONY BRAND. The Company sells performance running, walking, cross training, and outdoor trail shoes for athletes under the Saucony brand name, which has been marketed in the United States for over 30 years. The Company assembles most of its Saucony footwear sold in the United States at its manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. The Company believes that assembly at its Bangor facility assists in timely and flexible product delivery in the domestic market. According to ASD/Target Research, Inc., an independent market research organization ("ASD/Target Research"), the Company ranked sixth in sales of running shoes in the United States during 1997. In addition, according to ASD/Target Research, the Company's market share of running shoes sold in the United States was 4.0% in 1997. The Company believes that a high percentage of purchasers of Saucony brand footwear buy such products for athletic uses and that such consumers have greater brand loyalty than athletic shoe purchasers who buy for casual wear purposes. The Company has several product offerings within each of the Saucony brand categories. These offerings have different designs and features, resulting in different cushioning, stability, support characteristics and prices.

The Company builds its Saucony shoes with a high level of technological performance characteristics to appeal to athletic users. As a result of the Company's application of biomechanical technology in the design process, the Company believes that its Saucony shoes have a distinctive "fit and feel" that is attractive to athletic users. A key element in the design of Saucony shoes is an anatomically correct toe and heel configuration that provides support and comfort throughout the human gait cycle for the particular activity for which the shoe is designed.
                                                                               6

Most of the Company's top-of-the-line running and other athletic shoes incorporate the Company's GRID System, an innovative midsole system that employs molded strings engineered to create a feeling similar to that of the "sweet spot" of a tennis racquet. In contrast with conventional athletic shoe midsoles, the GRID System is designed to react to various stress forces differently and thereby simultaneously to maximize shock absorption and minimize rear foot motion.

The Company designs and markets separate lines for men and women within most
Saucony product categories.   The Company currently sells approximately the same
percentage of Saucony shoes to men and women. The suggested domestic retail prices for most Saucony footwear products are in the range of $50 to $85 per pair, with the Company's top-of-the-line running shoes having suggested domestic retail prices of up to $110 per pair.

The Company designs its Saucony cross training, women's walking and outdoor trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony running shoes. Currently, the Company's most popular non-running athletic shoe is a women's performance walking shoe.

The Company believes that a line of athletic apparel bearing the Saucony name is supportive of its athletic footwear products and enhances the visibility of the Saucony brand. Saucony markets apparel under both the Dave Scott and Saucony labels. These products carry the same commitment to quality and performance as the Company's footwear line. The Dave Scott line is an upscale multi-sport and triathlon collection, while the Saucony apparel line is targeted at the mainstream running consumer.


OTHER PRODUCTS

                                                                               7
HIND. In the fourth quarter of 1996, the Company purchased trademarks and related intellectual property from Hind, Inc. ("Hind"), a performance athletic apparel company. The Company began delivery of its Hind apparel products to the retail trade in the second quarter of 1997.

QUINTANA ROO. The Company manufactures and distributes the Quintana Roo line of triathlon bicycles, road bicycles, mountain bicycles and wet suits through high-end bicycle stores and sporting goods stores geared to triathletes.

MERLIN. In February 1998, the Company acquired the assets of Merlin Materials, Inc., a high performance manufacturer of titanium bicycle frames. The Company is marketing titanium bicycle frames under the Merlin trademark.

SPOT-BILT BRAND. The Company offers Spot-Bilt shoes for coaches and officials through the distribution channels for its Saucony brand shoes. In addition, the Company has licensed the Spot-Bilt name to a third party that distributes youth team field sport shoes under this name. See Note 3 of Notes to Consolidated Financial Statements.

FACTORY OUTLET STORES. The Company operates five retail factory outlet stores. To avoid competing against its customers' retail outlets, the Company generally limits the products offered at these stores to products with cosmetic defects, products which have been discontinued and certain slow-moving products. The Company sells Saucony, Hind, Spot-Bilt and Quintana Roo products at these outlets, as well as athletic accessory goods of third parties.


PRODUCT DEVELOPMENT

The Company believes that the technical performance (i.e., comfort, support and stability experienced by the athlete) of its Saucony footwear is important to purchasers of its products. The Company uses consulting services of such
                                                                               8
professionals as podiatrists, orthopedists, athletes, trainers and coaches as part of its Saucony product development program. The Company maintains a staff of 20 persons located in Peabody, Massachusetts to undertake continuing product development and design. Product development work also is performed for the Company by its suppliers at their overseas facilities. During the years ended January 2, 1998, January 3, 1997 and January 5, 1996, the Company expended $1,438,000, $1,417,000 and $1,513,000, respectively, in connection with its product development programs, most of which related to Saucony products.


SALES AND MARKETING

SAUCONY BRAND. The Company's Saucony athletic footwear products are sold at more than 5,000 retail outlets in the United States, primarily higher-end, full-margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. Retail outlets include Foot Locker/Lady Foot Locker, Athlete's Foot, The Sports Authority, Road Runner's
Sport, Sport Mart and Just For Feet.   The Company maintains a corporate sales
team that is directly responsible for the sales activity in its largest 50 accounts. The Company also sells its footwear and apparel in the United States through 13 independent manufacturer agents whose organizations employ approximately 44 sales representatives.

The Company also maintains a field sales management team to supervise, direct and evaluate the 44 sales representatives. The Company uses certain state-of-the-art multi-media presentations for sales and marketing initiatives. The Company's Website (saucony.com) receives thousands of hits weekly from consumers looking for new product profiles, race and event data, as well as general Saucony information.

The Company sells its Saucony products outside the United States in 34 countries through 19 distributors located throughout the world, including joint venture
                                                                               9
subsidiaries in which the Company holds controlling interests located in Australia and Canada and through the Company's subsidiary located in the Netherlands (which holds the distribution rights to the Company's Saucony products in the Benelux countries) and a branch office in the United Kingdom.
In 1994, the Company formed a German subsidiary, Saucony Deutschland Vertriebs GmbH, to provide additional sales and marketing support in Europe and to undertake sales and marketing of Saucony products in Germany. The primary overseas markets for the Company's Saucony products are in Western Europe.

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

Saucony engages in various advertising and promotional programs. The main media vehicles used are magazines and television. The Company employs many sports marketing initiatives to drive brand awareness and imagery to athletes.
Examples include Saucony running and racing seen monthly on ESPN, as well as sponsorship of the L.A. Marathon and Chase Corporate Challenge race series. To build in-store presence, the Company uses account-specific and in-store promotions, such as athlete appearances, special events, gift with purchase programs and employee cost programs.

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

The Company's advertising of non-Saucony products includes advertisements in magazines and product promotion through attendance at trade shows and similar events.

BACKLOG; SEASONALITY; DISTRIBUTION. The Company's backlog of unfilled orders was approximately $42.0 million at January 2, 1998 and $39.7 million at January 3, 1997. The Company expects that all of its backlog at January 2, 1998 will be shipped in fiscal 1998. While the Company has not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

The Company is subject to seasonality in its product sales because of the different selling seasons for various products. The Company's first three fiscal quarters are often stronger than the last fiscal quarter due to Saucony product introductions in January and July and spring sales associated with warmer weather in the Company's principal markets. The Company distributes its Saucony and Hind products through its warehouses in Peabody, Massachusetts as well as through independent warehouse facilities located throughout the world. The Company distributes its Quintana Roo products through its leased warehouse in San Marcos, California.

For information about the Company's foreign operations and export sales, see
Note 15 of Notes to Consolidated Financial Statements.


MANUFACTURING

The Company assembles most of its domestically sold Saucony footwear at the Company's manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. Independent overseas manufacturers produce the balance of the Company's Saucony products and all of the Company's Spot-Bilt products. Quintana Roo and Merlin products are manufactured by the Company in San Marcos, California and Cambridge, Massachusetts, respectively. Hind outsources the manufacturing of all its products.

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

The number of foreign suppliers and the percentage of the Company's total foreign production requirements produced by each such supplier vary from time to time. During fiscal 1997, the Company purchased products from 20 overseas suppliers. One of such suppliers, located in China, accounted for approximately 41% of the Company's total overseas purchases by dollar volume.

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

Raw materials required for the manufacture of the Company's products, including leather, rubber, nylon, titanium, aluminum and other fabrics, are generally available in the country in which the products are manufactured. The Company and its suppliers have not experienced any difficulty in satisfying their raw material needs to date.


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

The administration of existing U.S. trade laws can also create adverse consequences for trade with the Company's suppliers. In particular, under
Section 301 of the Trade Act of 1974, as well as "Special 301" and "Super 301," the Office of the United States Trade Representative ("USTR") can retaliate against certain unfair foreign trading practices. For example, in early 1995 such retaliation almost occurred against China in a Special 301 investigation of China's intellectual property regime. However, on February 26, 1995, the United States and China reached an agreement in this Special 301 investigation, avoiding the scheduled imposition of increased tariffs by the United States on certain products imported from China, including certain footwear products. This bilateral agreement has extensive compliance features, and China's compliance with this agreement is currently under review by U.S. trade officials. On May 15, 1996, based on monitoring carried out under Section 306(a) of the Trade Act of 1974, as amended, the United States considered that China was not satisfactorily implementing the February 26, 1995 agreement, and proposed to impose prohibitive tariffs on certain products from China, including certain textile and apparel, but excluding footwear. Additionally, to prevent import surges, USTR directed Customs to limit exports of certain textile products by their date of entry. On June 17, 1996, USTR announced that, based on measures that China has taken and will take in the future to implement key elements of the 1995 agreement, the proposed sanctions would not be imposed. On April 30, 1997, the USTR reported that significant progress had occurred in China in late 1996 and early 1997. The Company is unable to predict whether USTR may decide in the future to impose sanctions or take other actions against China under this agreement. Also, U.S./ China trade relations, especially with respect to China's efforts to accede to the World Trade Organization, have been contentious in the recent past, and the Company cannot predict whether this tension will interfere with the ability of the Company to import products from China in the future.

In addition, USTR has identified certain of the Asian countries in which the Company's suppliers are located as having various foreign trade barriers. As a result of these or other unfair trade practices as identified by USTR, such countries could be subject to possible retaliation by the United States under Super or regular Section 301 authority.

The Company is unable to predict whether additional U.S. customs duties, quotas or other restrictions may be imposed in the future upon the importation of its products and/or components as a result of any of the matters discussed above, or because of similar U.S. or foreign government actions. In addition, the Company's imports into the United States, the European Union or elsewhere could be subjected to antidumping duties if an antidumping order that covered the Company's products were issued in such countries or regions. Such action could result in increases in the costs of imported footwear, footwear components or other Company products generally, or limitations on the Company's ability to import footwear, footwear components or such other products into the United States. Such occurrences might adversely affect the sales or profitability of the Company, possibly materially.


COMPETITION

Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands and financial resources substantially greater than those of the Company. The principal competitors for the Company's Saucony products are Nike, New Balance and ASICS. The principal competitors for the Company's Hind products are Nike, Pearl Izumi and Speedo. The principal competitors for the Company's Quintana Roo and Merlin products are Cannondale and Trek. The Company believes that the key competitive factors as to its products are styling, durability, technical performance, product identification through promotion, brand awareness and price. Customer support services and E.D.I. (Electronic Data Interchange) are also important competitive factors. The Company believes that it is competitive in all of these areas.


TRADEMARKS

The Company utilizes trademarks on nearly all of its products and believes that having distinctive marks is an important factor in marketing its goods. The Company has federally registered its Saucony(R), Spot-Bilt(R), Hyde(R), G.R.I.D.(R), Quintana Roo(R), Merlin(R) and Hind(R) marks, among others. The Company has also registered some of these marks in a number of foreign countries, including countries in Europe, the Far East, and North, Central and
South America.   Although the Company has a foreign trademark registration
program for selected marks, no assurance can be given that it will be able to register or use such marks in each foreign country in which registration is sought.


EMPLOYEES

At January 2, 1998, the Company employed approximately 442 people worldwide, of whom approximately 142 worked at the Company's manufacturing plant in Bangor, Maine, approximately 28 worked in the Company's Peabody, Massachusetts warehouse, approximately 29 were sales and marketing personnel, approximately 33 were executive and finance personnel, approximately 20 were product development and design personnel and the remainder were involved in various other aspects of the Company's business. Eighty-five of the Company's employees work at foreign locations. The Company believes that its employee relations are excellent. The Company has never experienced a strike or other work stoppage. Approximately 20 employees in the Company's Peabody warehouse were represented by a union at January 2, 1998. None of the Company's other employees is represented by a union or subject to a collective bargaining agreement.


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

The Company's Quintana Roo subsidiary leases approximately 15,000 square feet of manufacturing office space in San Marcos, California. The Company's Merlin division leases 13,600 square feet of manufacturing and office space in Cambridge, Massachusetts.


ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in routine litigation incident to its business. In management's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, operations or cash flows.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers of the Company are as follows:

       Name                   Age                   Position
--------------------          ---           --------------------------


John H. Fisher                50            President, Chief  Executive Officer
                                            and Director


Charles A. Gottesman          47            Executive Vice President,
                                            Chief Operating Officer, Treasurer
                                            and Director


Wolfgang Schweim              45            President, Saucony International


Arthur E. Rogers, Jr.         35            President, Saucony North America


Roger P. Deschenes            39            Vice President, Controller and
                                            Chief Accounting Officer


Kenneth W. Graham             44            Senior Vice President,
                                            Research & Development/Textiles


Daniel J. Horgan              42            Vice President, Operations


Andrew M. James               41            Vice President, MIS



John H. Fisher has served as Chief Executive Officer of the Company since 1991. He was elected President and Chief Operating Officer in 1985 after having served as Executive Vice President from 1981 to 1985 and as Vice President, Sales from 1979 and 1981. Mr. Fisher is a member of the World Federation of Sporting Goods Industries, is the former Chairman of the Athletic Footwear Council of the Sporting Goods Manufacturers Association, and is a member of various civic associations. Mr. Fisher became a director in 1980.

Charles A. Gottesman has served as Executive Vice President and Chief Operating Officer of the Company since 1992, and served as Executive Vice President, Finance from 1989 to 1992, Senior Vice President from 1987 to 1989, Vice President from 1985 to 1987, and Treasurer since 1983. Mr. Gottesman became a director in 1983 and is the brother-in-law of John H. Fisher.

Wolfgang Schweim became the President of Saucony International in January 1998 after serving as President of the Company's athletic footwear division from June 1994 to January 1998. From 1993 to 1994, Mr. Schweim served as Managing Director for Saucony Europe. From 1989 to 1993, Mr. Schweim was the German Managing Director and Marketing Sales Manager for Europe at Asics, an athletic shoe manufacturer. Prior to 1989, Mr. Schweim worked in sales and marketing positions with Nike International, Le Coq Sportif and Adidas AG.

Arthur E. Rogers, Jr. became the President of Saucony North America in January 1998. Mr. Rogers re-joined the Company as Senior Director of Global Marketing in 1994, having previously served as Brand Manager from 1990 - 1992. Most recently, Mr. Rogers has been the Vice President of North American Sales and Worldwide Marketing. Prior to joining the Company, Mr. Rogers held various sales and marketing positions at Proctor & Gamble as well as Converse Shoe, Inc., an athletic shoe company.

Roger P. Deschenes has served as Vice President, Controller since August 1997, after having served as Controller and Chief Accounting Officer from October 1995 to August 1997. Mr. Deschenes joined the Company in 1990 as Corporate Accounting Manager. He was employed at Allen-Bradley, a manufacturing company and subsidiary of Rockwell International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. Mr. Deschenes is a Certified Management Accountant.

Kenneth W. Graham became Senior Vice President of Research and Development/Textiles in January 1998 after serving as Senior Vice President of Research and Development/Manufacturing since 1996. Prior to that Mr. Graham served as Vice President of Research and Development/Manufacturing. Mr. Graham joined the Company in 1984 and has served as Manager and Vice President of Research and Development. Prior to joining the Company, Mr. Graham worked for seven years with New Balance Athletic Shoe, Inc.

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

Andrew M. James joined the Company in February 1984. He has served the Company as Accounting Manger (1984 - 1988), Assistant Controller (1989 - 1993), Senior Director of Information Systems (1994 - 1997) and most recently as Vice President, MIS. Mr. James holds advanced degrees from Washington University
(MBA) and Bentley College (MS).





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





                                                                    Class A                          Class B
                                                                  Common Stock                     Common Stock
                                                                  ------------                     ------------

                                                                High           Low             High             Low
                                                                ----           ---             ----             ---
    FISCAL YEAR ENDED JANUARY 2, 1998
    ---------------------------------

    First Quarter                                           $    5-1/4    $    4-3/8       $      5-3/8    $     4-3/8
    Second Quarter                                               5-3/8         4-1/2              5-1/4          4-1/2
    Third Quarter                                                    5         3-7/8              5-1/8              4
    Fourth Quarter                                               5-1/8         3-5/8              5-1/8          3-3/8


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







There were 375 and 354 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 17, 1998.

The Company does not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business. The Company's note agreement with an insurance company contains certain covenants restricting the cash dividends which may be paid by the Company. As of January 2, 1998, approximately $11,143,000 was available for payment of cash dividends under the terms of these covenants. Additionally, the Company's credit facility agreement with two banks further restricts the payment or declaration of any dividend or other distributions to stockholders, in money or property, except in shares of its own Common Stock. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.





ITEM 6 - SELECTED FINANCIAL DATA
Selected Income Statement Data                                    (in thousands; per share amounts in dollars)
                                                          Year        Year         Year          Year          Year
                                                         Ended       Ended        Ended         Ended         Ended
                                                       January 2,  January 3,   January 5,   December 30,  December 31,
                                                          1998        1997         1996          1994          1993
                                                          ----        ----         ----          ----          ----
Net sales                                              $  93,611    $  91,341    $  78,549    $  83,055    $  84,482

Income (loss) from continuing operations before
  interest, income taxes and minority interest            (2,566)       2,785        1,291        4,491        9,027

Minority interest in income (loss) of
  consolidated subsidiaries                                 (123)         308         (286)           9          (47)

Income (loss) from continuing operations                  (3,826)       1,349          522        2,085        4,727

Discontinued operations:(1)
  Income (loss) from discontinued operations                (394)         145        1,069          851         (119)
  Loss on disposal of Brookfield Athletic Co., Inc.         (498)          --           --           --           --

Net income (loss)                                         (4,718)       1,494        1,591        2,937        4,608

Earnings per common share  - basic (2)
  Income (loss) from continuing operations             $   (0.62)   $    0.22    $    0.08    $    0.32    $     0.78
  Income (loss) from discontinued operations               (0.14)        0.02         0.18         0.14         (0.02)
                                                       ---------    ---------    ---------    ---------    -----------
Net income (loss) per common share - basic             $   (0.76)   $    0.24    $    0.26    $    0.46    $     0.76
                                                       ==========   =========    =========    =========    ==========
                                                                                                                         24

Earnings per common share - diluted (2)
  Income (loss) from continuing operations             $   (0.62)   $    0.22    $    0.08    $    0.32    $     0.78
  Income (loss) from discontinued operations               (0.14)        0.02         0.18         0.14         (0.02)
                                                       ---------         ----         ----    ---------    -----------
Net income (loss) per common share - diluted           $   (0.76)   $    0.24    $    0.26    $    0.46    $     0.76
                                                       ==========   =========    =========    =========    ==========

Weighted average common shares and
  equivalents outstanding (2)                              6,240        6,268        6,244        6,446        6,057

Cash dividends per share of common stock                      --           --           --           --           --

Selected Balance Sheet Data
                                                       January 2,  January 3,    January 5,   December 30, December 31,
                                                          1998        1997          1996          1994         1993
                                                          ----        ----          ----          ----         ----
Current assets                                         $  50,295    $  58,726    $  59,190    $  61,621    $  58,121

Current liabilities                                       13,315       13,963       14,728       15,657       13,372

Working capital                                           36,980       44,763       44,462       45,964       44,747

Total assets                                              61,624       71,346       69,471       77,082       73,693

Long-term debt and capitalized lease
  obligations, net of current portion                        771        4,893        4,205       11,922       12,942

Stockholders' equity                                      45,278       50,078       48,365       46,754       44,709

                                                                                                                     25
---------------------------

(1)  See Note 13 of the Notes to Consolidated Financial Statements regarding discontinued operations.

(2)  See Notes 1 and 11 of the Notes to Consolidated Financial Statements regarding the adoption of Statement of Financial
Accounting Standards 128  (SFAS 128) in fiscal 1997.  SFAS 128 requires the restatement of all previously reported per share amounts.

--






ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Quarterly Financial Results

The following tables sets forth certain unaudited quarterly financial data of the Company for each of the four fiscal quarters in each of fiscal 1997, 1996 and 1995. The Company believes that this information has been prepared on the same basis as the audited Consolidated Financial Statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the audited Consolidated Financial Statements and the Notes thereto.




                                                                                       Quarters Ended
                                                                                        (Unaudited)
                                                                       (in thousands; per share amounts in dollars)
                                                                      April 4,       July 4,    October 3,   January 2,
                                                                        1997           1997        1997         1998
                                                                        ----           ----        ----         ----
STATEMENT OF INCOME DATA:
Saucony
  Domestic                                                            $  14,914    $  16,260    $  14,221    $  10,655
  International                                                           6,352        4,879        6,488        4,861
                                                                      ---------    ---------    ---------    ---------
    Saucony Total                                                        21,266       21,139       20,709       15,516
                                                                      ---------    ---------    ---------    ---------

Other
  Domestic                                                                1,500        2,013        3,016        3,023
  International                                                           2,451        1,246          910          822
                                                                      ---------    ---------    ---------    ---------
    Other Total                                                           3,951        3,259        3,926        3,845
                                                                      ---------    ---------    ---------    ---------

Net sales                                                                25,217       24,398       24,635       19,361
Other income (expense)                                                     (151)         101          314         (544)
                                                                      ----------   ---------    ---------    ----------
Total revenue                                                            25,066       24,499       24,949       18,817
                                                                      ---------    ---------    ---------    ---------

Costs and expenses
  Cost of sales                                                          16,632       15,848       16,213       13,478
    Selling expenses                                                      3,964        4,565        4,076        4,093
  General and administrative expenses                                     3,234        3,458        3,449        3,271
  Writedown of assets                                                        --          850           --           --
  Restructuring of Australian operations                                     --           --           --        2,766
  Interest expense                                                          249          251          165          223
                                                                      ---------    ---------    ---------    ---------
  Total costs and expenses                                               24,079       24,972       23,903       23,831
                                                                      ---------    ---------    ---------    ---------

Income (loss) from continuing operations before
  income taxes and minority interest                                        987         (473)       1,046       (5,014)
Provision (benefit) for income taxes                                        382         (171)         419         (135)
Minority interest in income (loss) of consolidated subsidiaries              35         (182)          46          (22)
                                                                      ---------    ----------   ---------    ----------
Income (loss) from continuing operations                                    570         (120)         581       (4,857)

Discontinued operations:
  Loss from discontinued operations (net of tax provision
    (benefit) ($190) and ($72), respectively)                              (287)        (107)          --           --
  Loss on disposal of Brookfield Athletic Co., Inc. including operating loss of $243 during the phase-out period
    (net of tax provision (benefit) of ($153), ($128) and ($42)              --         (241)        (172)         (85)
                                                                      ---------    ----------   ----------   ----------

Net income (loss)                                                     $     283    $    (468)   $     409    $  (4,942)
                                                                      =========    ==========   =========    ==========

Earnings per common share - basic:
  Income (loss) from continuing operations                            $    0.10    $   (0.02)   $    0.09    $   (0.78)
  Income (loss) from discontinued operations                              (0.05)       (0.05)       (0.02)       (0.01)
                                                                      ----------   ----------   ----------   ----------

Net income (loss) per common share - basic                            $    0.05    $   (0.07)   $    0.07    $   (0.79)
                                                                      =========    ==========   =========    ==========

Earnings per common share - diluted
  Income (loss) from continuing operations                            $    0.10    $   (0.02)   $    0.09    $   (0.78)
  Income (loss) from discontinued operations                              (0.05)       (0.05)       (0.02)       (0.01)
                                                                      ----------   ----------   ----------   ----------

Net income (loss) per common share - diluted                          $    0.05    $   (0.07)   $    0.07    $   (0.79)
                                                                      =========    ==========   =========    ==========

Weighted average common shares and equivalent outstanding                 6,270        6,237        6,264        6,249
                                                                      =========    =========    =========    =========















Statement of Income Data as a Percentage of Net Sales:
                                                                                   Quarters Ended
                                                                                    (Unaudited)

                                                               April 4,        July 4,      October 3,       January 2,
                                                                 1997            1997          1997             1998
                                                                 ----            ----          ----             ----
Saucony
  Domestic                                                        59.1%          66.6%           57.8%          55.0%
  International                                                   25.2%          20.0%           26.3%          25.1%
                                                              ---------       --------       ---------      ---------
    Saucony Total                                                 84.3%          86.6%           84.1%          80.1%
                                                              ---------       --------       ---------      ---------
Other
  Domestic                                                         5.9%           8.3%           12.2%          15.8%
  International                                                    9.8%           5.1%            3.7%           4.1%
                                                              ---------       --------       ---------      ---------
    Other Total                                                   15.7%          13.4%           15.9%          19.9%
                                                              ---------       --------       ---------      ---------

Net sales                                                        100.0%         100.0%          100.0%         100.0%
Other income (expense)                                            (0.6%)          0.4%            1.3%          (2.8%)
                                                              ----------      --------       ---------      ----------
Total revenue                                                     99.4%         100.4%          101.3%          97.2%
                                                              ---------       --------       ---------      ---------
Costs and expenses
  Cost of sales                                                   66.0%          65.0%           65.8%          69.6%
  Selling expenses                                                15.7%          18.7%           16.5%          21.1%
                                                                                                                                  32
  General and administrative expenses                             12.8%          14.2%           14.0%          16.9%
  Writedown of assets                                              0.0%           3.4%            0.0%           0.0%
  Restructuring of Australian operations                          --             --              --             14.4%
  Interest expense                                                 1.0%           1.0%            0.7%           1.2%
                                                              ---------       --------       ---------      ---------

    Total costs and expenses                                      95.5%         102.3%           97.0%         123.1%
                                                              ---------       --------       ---------      ---------

Income (loss) from continuing operations
  before income taxes and minority interest                        3.9%          (1.9%)           4.3%         (25.9%)

Provision (benefit) for income taxes                               1.5%          (0.7%)           1.7%          (0.7%)

Minority interest in income (loss) of
  consolidated subsidiaries                                        0.2%          (0.7%)           0.2%          (0.1%)
                                                              ---------       ---------      ---------      ----------

Income (loss) from continuing operations                           2.2%          (0.5%)           2.4%         (25.1%)

Discontinued operations:
  Loss from discontinued operations
    (net of tax)                                                  (1.1%)         (0.4%)           0.0%           0.0%

  Loss on disposal of Brookfield Athletic
    Co., Inc. including operating loss during
    the phase-out period (net of tax)                              0.0%          (1.0%)          (0.7%)         (0.5%)
                                                              ---------       ---------      ----------     ----------

Net income (loss)                                                  1.1%          (1.9%)           1.7%         (25.6%)
                                                              ========        =========      =========      ==========
                                                                                                                                  33








                                                                              35

Selected Quarterly Financial Results
                                                                                   Quarters Ended
                                                                                    (Unaudited)
                                                                    (in thousands; per share amounts in dollars)

                                                                   April 5,    July 5,      October 4,   January 3,
                                                                     1996        1996         1996          1997
                                                                     ----        ----         ----          ----
Saucony
  Domestic                                                        $ 18,569     $  15,688    $  10,796    $   9,392
  International                                                      7,140         5,489        6,418        5,319
                                                                  --------     ---------    ---------    ---------
    Saucony Total                                                   25,709        21,177       17,214       14,711
                                                                  --------     ---------    ---------    ---------

Other
  Domestic                                                           1,397         1,735        1,343        1,316
  International                                                      1,532         1,484        2,052        1,671
                                                                  --------     ---------    ---------    ---------
    Other Total                                                      2,929         3,219        3,395        2,987
                                                                  --------     ---------    ---------    ---------

Net sales                                                           28,638        24,396       20,609       17,698
Other income                                                           239           355           84          300
                                                                  --------     ---------    ---------    ---------
Total revenue                                                       28,877        24,751       20,693       17,998
                                                                  --------     ---------    ---------    ---------

Costs and expenses
                                                                                                                                  36
  Cost of sales                                                     19,850        16,854       13,402       11,586
  Selling expenses                                                   4,223         4,478        3,626        3,738
  General and administrative expenses                                2,907         2,741        2,984        3,145
  Interest expense                                                     258           222          180          143
                                                                  --------     ---------    ---------    ---------

    Total costs and expenses                                        27,238        24,295       20,192       18,612
                                                                  --------     ---------    ---------    ---------

Income (loss) from continuing operations
  before income taxes and minority interest                          1,639           456          501         (614)

Provision (benefit) for income taxes                                   621           136          134         (566)

Minority interest in income (loss) of
  consolidated subsidiaries                                            135            93          147          (67)
                                                                  --------     ---------    ---------    ----------

Income  from continuing operations                                     883           227          220           19

Discontinued operations:
  Income (loss) from discontinued operations
    (net of tax provision (benefit) of ($95),
    ($75), $258 and $15, respectively)                                (143)         (114)         383           19
                                                                  ---------    ----------   ---------    ---------

Net income                                                        $    740     $     113    $     603    $      38
                                                                  ========     =========    =========    =========

Earnings per common share - basic:
  Income  from continuing operations                              $   0.14     $    0.04    $    0.04    $    0.01
  Income (loss) from discontinued operations                         (0.02)        (0.02)        0.06         0.00
                                                                                                                                  37
                                                                  ---------    ----------   ---------    ---------
Net income  per common share - basic                              $   0.12     $    0.02    $    0.10    $    0.01
                                                                  =======      =========    =========    =========

Earnings per common share - diluted:
  Income  from continuing operations                              $   0.14     $    0.04    $    0.04    $    0.01
  Income (loss) from discontinued operations                         (0.02)        (0.02)        0.06         0.00
                                                                  ---------    ----------   ---------    ---------
Net income  per common share - diluted                            $   0.12     $    0.02    $    0.10    $    0.01
                                                                  =======      =========    =========    =========

Weighted average common shares and
  equivalent outstanding                                             6,226         6,244        6,269        6,269
                                                                  ========     =========    =========    =========







Statement of Income Data as a Percentage of Net Sales


                                                                                   Quarters Ended
                                                                                    (Unaudited)

                                                               April 5,        July 5,      October 4,      January 3,
                                                                 1996            1996          1996            1997
                                                                 ----            ----          ----            ----
Saucony
  Domestic                                                        64.9%          64.3%           52.4%          53.1%
  International                                                   24.9%          22.5%           31.1%          30.0%
                                                              ---------       --------       ---------      ---------
    Saucony Total                                                 89.8%          86.8%           83.5%          83.1%
                                                              ---------       --------       ---------      ---------

Other
  Domestic                                                         4.8%           7.1%            6.5%           7.4%
  International                                                    5.4%           6.1%           10.0%           9.5%
                                                              ---------       --------       ---------      ---------
    Other Total                                                   10.2%          13.2%           16.5%          16.9%
                                                              ---------       --------       ---------      ---------

Net sales                                                        100.0%         100.0%          100.0%         100.0%
Other income                                                       0.8%           1.5%            0.4%           1.7%
                                                              ---------       --------       ---------      ---------
Total revenue                                                    100.8%         101.5%          100.4%         101.7%
                                                              ---------       --------       ---------      ---------

                                                                                                                                  40
Costs and expenses
  Cost of sales                                                   69.3%          69.1%           65.0%          65.5%
  Selling expenses                                                14.7%          18.4%           17.6%          21.1%
  General and administrative expenses                             10.2%          11.2%           14.5%          17.8%
  Interest expense                                                 0.9%           0.9%            0.9%           0.8%
                                                              ---------       --------       ---------      ---------

    Total costs and expenses                                      95.1%          99.6%           98.0%         105.2%
                                                              ---------       --------       ---------      ---------

Income (loss) from continuing operations before
  income taxes and minority interest                               5.7%           1.9%            2.4%          (3.5%)

Provision (benefit) for income taxes                               2.1%           0.6%            0.7%          (3.2%)

Minority interest in income (loss) of
  consolidated subsidiaries                                        0.5%           0.3%            0.7%          (0.4%)
                                                              ---------       --------       ---------      ----------

Income from continuing operations                                  3.1%           1.0%            1.0%           0.1%

Discontinued operations:
  Income (loss) from discontinued operations
    (net of tax)                                                  (0.5%)         (0.5%)           1.9%           0.1%
                                                              ----------      ---------      ---------      ---------

Net income                                                         2.6%           0.5%            2.9%           0.2%
                                                              =========       ========       =========      =========







                                                                              42

Selected Quarterly Financial Results
                                                                                  Quarters Ended
                                                                                   (Unaudited)
                                                                   (in thousands; per share amounts in dollars)
                                                                 March 31,     June 30,  September 29,   January 5,
                                                                    1995         1995         1995          1996
                                                                    ----         ----         ----          ----
Saucony
  Domestic                                                        $ 16,146     $  12,778    $   9,959    $   8,157
  International                                                      7,146         5,776        5,487        5,219
                                                                  --------     ---------    ---------    ---------
    Saucony Total                                                   23,292        18,554       15,446       13,376
                                                                  --------     ---------    ---------    ---------

Other
  Domestic                                                             745         1,186        1,142          948
  International                                                      1,477           559          916          908
                                                                  --------     ---------    ---------    ---------
    Other Total                                                      2,222         1,745        2,058        1,856
                                                                  --------     ---------    ---------    ---------

Net sales                                                           25,514        20,299       17,504       15,232
Other income                                                            68           524          379          120
                                                                  --------     ---------    ---------    ---------
Total revenue                                                       25,582        20,823       17,883       15,352
                                                                  --------     ---------    ---------    ---------

Costs and expenses
                                                                                                                                  43
  Cost of sales                                                     16,897        13,330       11,495       10,973
    Selling expenses                                                 4,389         3,916        3,813        2,393
  General and administrative expenses                                3,138         2,609        2,762        2,634
  Interest expense                                                     367           273          161          262
                                                                  --------     ---------    ---------    ---------

    Total costs and expenses                                        24,791        20,128       18,231       16,262
                                                                  --------     ---------    ---------    ---------

Income (loss) from continuing operations before
  income taxes and minority interest                                   791           695         (348)        (910)

Provision (benefit) for income taxes                                   289           249         (146)        (400)

Minority interest in income (loss) of
  consolidated subsidiaries                                             28          (114)          25         (225)
                                                                  --------     ----------   ---------    ----------

Income (loss) from continuing operations                               474           560         (227)        (285)

Discontinued operations:
  Income from discontinued operations
    (net of tax provision of $129, $212, $367
    and $16, respectively)                                             155           279          546           89
                                                                  --------     ---------    ---------    ---------

Net income (loss)                                                 $    629     $     839    $     319    $    (196)
                                                                  ========     =========    =========    ==========

Earnings per common share - basic:
  Income (loss) from continuing operations                        $   0.08     $    0.09    $   (0.04)   $  (0.04)
  Income from discontinued operations                                 0.02          0.04         0.09        0.01
                                                                                                                                  44
                                                                  --------     ---------    ---------    --------
Net income (loss) per common share - basic                        $   0.10     $    0.13    $    0.05    $  (0.03)
                                                                  ========     =========    =========    =========

Earnings per common share - diluted:
  Income (loss) from continuing operations                        $   0.08     $    0.09    $   (0.04)   $  (0.04)
  Income from discontinued operations                                 0.02          0.04         0.09        0.01
                                                                  --------     ---------    ---------    --------
Net income (loss) per common share - diluted                      $   0.10     $    0.13    $    0.05    $  (0.03)
                                                                  ========     =========    =========    =========

Weighted average common shares and
  equivalent outstanding                                             6,253         6,246        6,217        6,217
                                                                  ========     =========    =========    =========








                                                                              46

Statement of Income Data as a Percentage of Net Sales


                                                                                   Quarters Ended
                                                                                    (Unaudited)

                                                               March 31,      June 30,    September 29,      January 5,
                                                                  1995          1995           1995             1996
                                                                  ----          ----           ----             ----
Saucony
  Domestic                                                        63.3%          62.9%           56.9%          53.5%
  International                                                   28.0%          28.5%           31.3%          34.3%
                                                              ---------       --------       ---------      ---------
    Saucony Total                                                 91.3%          91.4%           88.2%          87.8%
                                                              ---------       --------       ---------      ---------

Other
  Domestic                                                         2.9%           5.8%            6.6%           6.2%
  International                                                    5.8%           2.8%            5.2%           6.0%
                                                              ---------       --------       ---------      ---------
    Other Total                                                    8.7%           8.6%           11.8%          12.2%
                                                              ---------       --------       ---------      ---------

Net sales                                                        100.0%         100.0%          100.0%         100.0%
Other income                                                       0.3%           2.6%            2.2%           0.8%
                                                              ---------       --------       ---------      ---------
Total revenue                                                    100.3%         102.6%          102.2%         100.8%
                                                              ---------       --------       ---------      ---------
                                                                                                                                  47

Costs and expenses
  Cost of sales                                                   66.2%          65.7%           65.7%          72.1%
  Selling expenses                                                17.2%          19.3%           21.8%          15.7%
  General and administrative expenses                             12.3%          12.9%           15.8%          17.3%
  Interest expense                                                 1.5%           1.3%            0.9%           1.7%
                                                              ---------       --------       ---------      ---------

    Total costs and expenses                                      97.2%          99.2%       104.2%            106.8%
                                                              ---------       --------       ------         ---------

Income (loss) from continuing operations before
  income taxes and minority interest                               3.1%           3.4%           (2.0%)         (6.0%)

Provision (benefit) for income taxes                               1.1%           1.2%           (0.8%)         (2.6%)

Minority interest in income (loss) of
  consolidated subsidiaries                                        0.1%          (0.6%)           0.1%          (1.5%)
                                                              --------        ---------      ---------      ----------

Income (loss) from continuing operations                           1.9%           2.8%           (1.3%)         (1.9%)

Discontinued operations:
  Income from discontinued operations
    (net of tax)                                                   0.6%           1.3%            3.1%           0.6%
                                                              ---------       --------       ---------      ---------

Net income (loss)                                                  2.5%           4.1%            1.8%          (1.3%)
                                                              =========       ========       =========      ==========





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


 FISCAL 1997 COMPARED TO FISCAL 1996

 The Company had a net loss of $4,718,000, or $0.76 per diluted share, in fiscal 1997 as compared to net income of $1,494,000, or $0.24 per diluted share, in fiscal 1996. The Company had a loss from continuing operations of $3,826,000, or $0.62 per diluted share, in fiscal 1997 as compared to income from continuing operations of $1,349,000, or $0.22 per diluted share, in fiscal 1996. The Company had a loss from discontinued operations of $892,000, or $0.14 per diluted share, in fiscal 1997 as compared to income from discontinued operations of $145,000, or $0.02 per diluted share, in fiscal 1996.

The loss from continuing operations realized in fiscal 1997 was due primarily to the operations and financial condition of the Company's
Australian subsidiary.
Factors affecting the operating results of the Company's Australian subsidiary in fiscal 1997 included lower sales of Saucony brand products, excess inventories which were liquidated in the fourth quarter of 1997, a significant devaluation of the Australian currency, reduction in net sales of other products due to the discontinuance of distribution rights of another brand of athletic footwear and to a high level of administrative overhead in light of lower levels
                                                                              49
 of net sales. As a consequence of the deterioration in the Australian subsidiary's financial position, the Company recorded a restructuring charge of $2,766,000 ($3,089,000 after tax, or $0.50 per diluted share) in the fourth quarter of fiscal 1997. See Note 14 of Notes to Consolidated Financial Statements.

 In addition, the Company recorded a non-recurring charge of $850,000 ($508,000 after tax, or $0.08 per share diluted) in the second quarter of fiscal 1997, reducing the carrying value of the Company's distribution facility in East Brookfield, Massachusetts, to market.

The loss from discontinued operations in fiscal 1997 resulted from the sale of substantially all of the assets of the Company's wholly owned subsidiary, Brookfield Athletic Co., Inc., as well as operating losses incurred by Brookfield subsequent to the transaction measurement date. See Note 13 of Notes to Consolidated Financial Statements.

The Company's net sales increased 3% to $93,611,000 in fiscal 1997 from $91,341,000 in fiscal 1996. Net sales of the Company's Saucony products decreased .2% to $78,630,000 in fiscal 1997 from $78,811,000 in fiscal 1996, due primarily to decreased footwear unit volume and unfavorable currency exchange. Saucony domestic net sales increased 3% to $56,050,000 in fiscal 1997 from $54,445,000 in fiscal 1996, primarily due to higher selling prices of the Company's recently introduced products, and, to a lesser extent, increased unit volume. Saucony foreign net sales decreased 7% to $22,580,000 in fiscal 1997 from $24,366,000 in fiscal 1996, due primarily to decreased footwear unit volume and, to a lesser extent, unfavorable currency exchange, offset in part by increased apparel sales.

 Net sales of other products increased 20% to $14,981,000 in fiscal 1997 from $12,530,000 in fiscal 1996, due to increased sales by the Company's wholly owned subsidiary, Quintana Roo, Inc. (Quintana Roo), and sales of Hind apparel, which
                                                                              50
were offset to some extent by decreased sales of non-corporate brand products by the Company's Australian subsidiary. The Company acquired trademarks and related intellectual property from Hind, Inc. in December, 1996 and began to ship Hind products in the second quarter of 1997.

Other income (expense) decreased 129% to ($280,000) in fiscal 1997 from $978,000 in fiscal 1996 due primarily to foreign currency transaction losses on U.S. dollar-denominated obligations held by certain of the Company's foreign subsidiaries.

 The Company's gross profit increased 6% to $31,440,000 in fiscal 1997 from $29,649,000 in fiscal 1996. The Company's gross margin increased to 33.6% in fiscal 1997 from 32.5% in fiscal 1996, due primarily to increased margin for Saucony products. The gross margin for Saucony products in fiscal 1996 reflected a significant level of unit volume of slow-moving, non-current models and lower-margin special make-up footwear. These factors, and, to a lesser extent, decreased freight costs and reduced manufacturing costs in fiscal 1997, primarily accounted for the gross margin increase for Saucony products in fiscal
 1997. The gross margin improvement for Saucony products in fiscal 1997 was limited by a significant decline in gross margin realized by the Company's Australian subsidiary during the fourth fiscal quarter of 1997 which was due to increased sales of non-current models.

 Selling, general and administrative expenses increased to $30,110,000, or 32.2% of net sales, in fiscal 1997 from $27,842,000, or 30.5% of net sales, in fiscal 1996. Advertising and promotion expenses decreased $200,000 in fiscal 1997 due primarily to decreased Saucony domestic television and media advertising and reduced spending by the Company's foreign subsidiaries, offset in part by increased account specific promotions. Selling expenses increased $833,000 in fiscal 1997 due to increased payroll costs and selling and marketing expenses related to the introduction of Hind apparel and to increases in domestic and foreign sales staffs. General and administrative expenses increased $1,635,000
                                                                              51
 in fiscal 1997 due to increased costs related to the Company's upgraded information system, increased professional fees, higher domestic payroll costs, increased provisions for doubtful debts and increased administrative costs attributable to the introduction of Hind apparel and continued expansion of Quintana Roo's infrastructure.

 The Company recorded a non-recurring charge of $850,000 ($508,000 after tax or $0.08 per diluted share ) in fiscal 1997 to reduce the carrying value of the
Company's distribution facility in East Brookfield, Massachusetts to market. In addition, the Company recorded a non-recurring charge of $821,000, which includes operating losses of $243,000 during the phase-out period ($498,000 after tax or $0.07 per diluted share) in fiscal 1997 in connection with the disposal of the assets of Brookfield Athletic Co., Inc., a wholly-owned subsidiary of the Company.

 In the fourth quarter of 1997, the Company recorded a restructuring charge of $2,766,000 ($3,089,000 after tax or $0.50 per diluted share) associated with the restructuring of the Company's Australian subsidiary. The restructuring charge consisted of asset write-downs to estimated realizable values, as follows: accounts receivable, $858,000, inventories, $1,340,000 and prepaid expenses and other assets, $568,000. The Company recorded a deferred tax valuation allowance of $999,000 relating to net operating loss carryforwards of the Australian subsidiary which are not expected to be realized. In addition, the Company forgave $1,691,000 of intercompany trade receivables owed by the Australian subsidiary, resulting in a tax benefit of $676,000.

 Interest expense increased 11% to $888,000 in fiscal 1997 from $803,000 in fiscal 1996 due to increase borrowings on the Company's demand credit facility and increased asset-based borrowing. Increased working capital requirements caused the Company's borrowing in the first half of fiscal 1997 to substantially exceed its borrowings in the second half of the year. The Company used a portion of the $6,841,000 received in the second half of fiscal 1997 from the
                                                                              52
July 4, 1997 sale of substantially all of the assets of the Company's Brookfield subsidiary to pay down the borrowings.

 The provision for income taxes increased to $495,000 in fiscal 1997 from $325,000 in fiscal 1996, due to the deferred tax valuation allowance recorded in fiscal 1997 relating to foreign net operating loss carryforwards that are not expected to be realized. The effective tax rate decreased by 2.1% to 14.3% in fiscal 1997 from 16.4% in fiscal 1996 due primarily to recording the deferred tax valuation allowance in fiscal 1997 and from a shift in the composition of foreign and domestic pre-tax profits and losses.


 FISCAL 1996 COMPARED TO FISCAL 1995

 The Company's net income decreased by 6% to $1,494,000, or $0.24 per diluted share, in fiscal 1996 as compared to $1,591,000, or $0.26 per diluted share, in fiscal 1995. Income from continuing operations increased 58% to $1,349,000, or $0.22 per diluted share, in fiscal 1996 from $582,000, or $0.08 per diluted share, in fiscal 1995. Income from discontinued operations decreased 86% to $145,000, or $0.02 per diluted share, in fiscal 1996 from $1,069,000, or $0.18 per diluted share, in fiscal 1995.

 The Company's net sales increased 16% to $91,341,000 in fiscal 1996 from $78,549,000 in fiscal 1995. Net sales of the Company's Saucony products increased 12% to $78,811,000 in fiscal 1996 from $70,668,000 in fiscal 1995 due primarily to higher selling prices and, to a lesser extent, increased unit shipment volume. The Company believes that the increase resulted from technical and cosmetic improvements to its Saucony products in 1996. Saucony domestic net sales increased 16% to $54,445,000 in fiscal 1996 from $47,040,000 in fiscal 1995, due to higher selling prices of the Company's recently introduced products in comparison with the Company's existing products and increased unit shipment volume. Saucony foreign net sales increased 3% to $24,366,000 in fiscal 1996
                                                                              53
from $23,628,000 in fiscal 1995, due primarily to higher selling prices and, to a lesser extent, favorable currency exchange.

Net sales of other products increased 59% to $12,530,000 in fiscal 1996 from $7,881,000 in fiscal 1995, due primarily to additional sales from the Company's wholly owned subsidiary, Quintana Roo, which was acquired in August 1995, and increased sales of non-corporate brands by the Company's Australian subsidiary. Other income decreased 10% to $978,000 in fiscal 1996 from $1,091,000 in fiscal 1995, due to the gain on the sale of the Company's investment in a limited partnership which was recognized in fiscal 1995.

The Company's gross profit increased 15% to $29,649,000 in fiscal 1996 from $25,854,000 in fiscal 1995. The Company's gross margin decreased to 32.5% in fiscal 1996 from 32.9% in fiscal 1995 reflecting decreased margins for Saucony products. The gross margin decrease for Saucony products resulted from the shipment of a single slow-moving, non-current model, increased sales of lower-margin footwear and, to a lesser extent, increased freight costs.

Selling, general and administrative expenses increased to $27,842,000, or 30.5% of net sales, in fiscal 1996 from $25,654,000, or 32.7% of net sales, in fiscal 1995. Advertising and promotion expenses increased $1,233,000 in fiscal 1996 due primarily to increased Saucony domestic television and print media advertising and, to a lesser extent, increased sponsorship of athletes. Selling expenses increased by $321,000 in fiscal 1996 due to increased selling payroll and travel costs, offset to some extent by management's initiative to reduce commissions on sales of Saucony products. General and administrative expenses increased $634,000 in fiscal 1996, due to increased administrative costs related to Quintana Roo and increased foreign costs for payroll due to increased staffing at several of the Company's foreign subsidiaries and increased professional fees.

                                                                              54
 Interest expense decreased 24% to $803,000 in fiscal 1996 from $1,063,000 in fiscal 1995, reflecting the paydown of the Company's senior notes and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

 The effective tax rate increased 19.9%, to 16.4% in fiscal 1996 from (3.5%) in fiscal 1995, due to a shift in the international mix of pre-tax earnings among taxing jurisdictions. During 1996, the Company recovered low income housing tax credits, which had previously been recaptured and reversed a foreign tax valuation allowance. The low-income housing tax credit recovery is a non-recurring event.


 LIQUIDITY AND CAPITAL RESOURCES

 As of January 2, 1998, the Company's cash and cash equivalents totaled $4,432,000, an increase of $1,629,000 from January 3, 1997. The increase was the result of the receipt of $6,841,000 from the sale of substantially all of the net assets of the Company's wholly owned subsidiary, Brookfield Athletic
Co., Inc. The increase was offset in part by an increase in accounts receivable of $2,170,000, net of the provision for bad debts and discounts of $4,887,000, and an increase in inventories of $1,301,000. The increase in accounts receivable was due to increased net sales of the Company's Saucony products and Hind products in the fourth quarter of fiscal 1997. The Company's days sales outstanding for its accounts receivable decreased to 92 days at the end of fiscal 1997 from 95 days at the end of fiscal 1996. Inventories increased in fiscal 1997 due to the buildup of Hind apparel inventory. The Company's inventory turn ratio decreased to 2.5 turns in fiscal 1997 from 2.6 turns in fiscal 1996.

 During fiscal 1997, the Company used $1,422,000 of net cash in operating activities, expended $1,331,000 to acquire capital assets and information
                                                                              55
 technology, decreased short-term borrowings by $1,063,000, expended $2,711,000 to reduce long-term debt, received $511,000 from the sale of capital assets, principally the sale of the Company's facility in Australia, and expended
$140,000 to acquire the remaining shares held by the minority shareholder in the Company's Dutch subsidiary. Current maturities of long-term debt increased $1,190,000 in fiscal 1997 due primarily to the reclassification of a note payable due on January 30, 1998 from long-term debt.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in fiscal 1997 included the restructuring charge of $2,766,000 ($3,089,000 after tax or $0.50 per diluted share) to write-down assets of the Company's Australian subsidiary to estimated realizable value, net cash provided by discontinued operations of $2,227,000, an increase in prepaid expenses of $539,000 (due to advanced payments for advertising and inventory) , a decrease in accrued expenses of $296,000 (due to a change in sales commissions payment terms) and an increase in accounts payable and accrued letters of credit of $307,000 (due to the timing of inventory purchases). The strengthening of the U.S. dollar in fiscal 1997 increased the value of cash and cash equivalents by $905,000.

 As of January 3, 1997, the Company's cash and cash equivalents totaled $2,803,000, a decrease of $8,865,000 from January 5, 1996. The decrease was the result of an increase in accounts receivable of $4,669,000, net of the provision for bad debts and discounts of $5,269,000, an increase of $1,158,000 in inventory during fiscal 1996 and the acquisition of trademarks and trade names of an athletic apparel manufacturer for $1,250,000. The increase in accounts receivable was due to increased net sales of the Company's Saucony products in the fourth quarter of fiscal 1996 and extended payment terms given to certain of the Company's customers. The Company's days sales outstanding for its accounts receivable increased to 95 days at the end of fiscal 1996 from 79 days at the end of fiscal 1995. Inventories increased in fiscal 1996 due to an increase in production at the Company's Bangor manufacturing facility and a higher level of
                                                                              56
 finished goods inventory at the Company's overseas subsidiaries. The Company's inventory turn ratio remained consistent with fiscal 1995's inventory turns ratio of 2.6 turns.

During fiscal 1996, the Company used $5,224,000 of net cash to finance operating activities, expended $1,857,000 to acquire capital assets and information technology, expended $1,250,000 to acquire the trade names and trademarks of an athletic apparel manufacturer, received $78,000 from the sale of capital assets, increased short-term borrowings by $1,313,000, expended $2,379,000 to reduce long-term debt, received $69,000 from the issuance of the Company's common stock and borrowed $420,000 on a long-term basis, secured by the Company's facility in
 St. Peters, Australia.  The Company sold this facility in November 1997.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in fiscal 1996 included a decrease in accrued letters of credit and accounts payable of $1,138,000 (due to the timing of inventory shipments), an increase in accrued expenses of $733,000 (due to increased advertising and promotional spending), a decrease in prepaid expenses of $281,000 (due to a decrease in advance payments for insurance and other administrative expenses) and net cash used by discontinued operations of $2,234,000.. The declining value of the U.S. dollar decreased the value of cash and cash equivalents by $50,000.

 The Company has a credit facility with two principal banks pursuant to which a $30,000,000 credit line is available to the Company. This credit facility, which was amended in January 1997, extends through July 31, 1998 and provides for a short-term demand line of credit in the principal amount of up to $15,000,000 and a revolving line of credit in the principal amount of
 $15,000,000, each subject to formula adjustment.   Borrowings under this
 facility generally will be made at the primary bank's prime rate of interest or a euro dollar-based rate. As of January 2, 1998, there was $2,001,000 outstanding under the revolving credit facility. The Company had open
                                                                              57
 commitments at such date related to letters of credit in the amount of $3,284,000. As of March 13, 1998, $6,736,000 was available for borrowing under the short-term demand line and $12,694,000 was available for borrowing under the revolving term line.

 The credit facility contains various covenants, including restrictions on additional indebtedness; restrictions on the payment or declaration of dividends; a minimum tangible net worth, as defined; a minimum ratio of current assets to current liabilities, as defined; a minimum annual cash flow coverage ratio; that there be no demand loans outstanding under the demand line of credit for a period of at least 30 consecutive days in each calendar year; and, fiscal quarter and annual net income requirements. Due to the non-recurring charge to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts, to market, the operating results applicable to the discontinued operation, the net loss realized as a result of the sale of substantially all of the assets of Brookfield Athletic Co., Inc. and the significant net loss attributable to the Company's Australian subsidiary in the fiscal quarter and fiscal year ended January 2, 1998, the Company was unable to comply with the minimum tangible net worth, the minimum annual cash flow coverage ratio and the net income requirements for both the fourth quarter of fiscal 1997 and fiscal 1997. In addition, borrowings by certain of the Company's foreign subsidiaries in fiscal 1997 caused the Company to violate the requirement that there be no demand borrowings under the demand credit line for a period of at least 30 consecutive days. The banks have waived the foregoing covenant violations as of January 2, 1998 and have waived prospective violations of such covenants, as well as violation of an additional covenant relating to the ratio of the Company's current assets to current liabilities, as of April 3,
 1998. The Company currently plans to renegotiate its credit agreement during the second quarter of fiscal 1998.

Certain of the Company's foreign subsidiaries have credit facilities, consisting of demand and/or revolving lines of credit, in the aggregate principal amount of
                                                                              58
 approximately $4,607,000. As of February 28, 1998, an aggregate of approximately $1,842,000 was available for borrowing under the facilities of the foreign subsidiaries. See Note 9 of Notes to Consolidated Financial Statements.

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

During 1996, the Company acquired an information technology hardware system at a cost of $991,000 pursuant to a long-term capital lease. The lease provides for a bargain purchase option at the conclusion of the lease term. At January 2, 1998, the Company had various commitments for capital expenditures, including information technology systems. The Company believes that these commitments are not significant.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investment needs and debt service payments.


 INFLATION AND CURRENCY RISK

 The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation risk with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables. The Company has entered into certain forward foreign exchange contracts to minimize the transaction currency risk.


 YEAR 2000

 The Company has evaluated and documented the effect of the turn-of-the-century on its computer hardware, operating systems and software applications. A plan is in place to correct year 2000 problems in the Company's long-term, technical assets. This plan is substantially funded by existing maintenance contracts and by normal, recurring upgrades to the computer systems. Correcting year 2000 problems in the Company's long-term technical assets will not have a material impact on the Company's consolidated financial position.

 The Company has also considered the impact of the year 2000 issue on its customers and suppliers. The footwear and apparel industry is less advanced, in terms of automation, than many other industries. Customers have shared their awareness of the year 2000 issue with the Company, but have not provided management with formal year 2000 compliance reports. The Company's suppliers of raw materials and components are less technically sophisticated than the Company's customers, often relying on personal computers and manual systems for their own business needs. However, the apparel and footwear industry is characterized by numerous companies competing in an open market. No customer makes up 10% of sales volume. Purchase contracts and sources of supply can be negotiated and geographically moved within a six-month period. For these reasons, management does not expect a major disruption in supply of inventory or a major decline in customer purchases as the year 2000 approaches.


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

 SFAS 123 is effective for fiscal years commencing after December 15, 1995. As permitted by SFAS 123, the Company has continued to account for employee stock compensation expense under the precepts of APB Opinion No. 25. See Note 11 of Notes to the Consolidated Financial Statements for pro forma disclosures of net income and earnings per share, calculated utilizing the fair value method prescribed under SFAS 123.


 SFAS 128

 During the first quarter of 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 is intended to improve the Earnings Per Share ("EPS") information contained in the financial statements by simplifying the calculation of earnings per share, revising the disclosure requirements, and achieving comparability with international accounting standards. SFAS 128 is effective for both interim and annual financial statements for periods after December 15, 1997. The impact of adopting SFAS 128 on basic and diluted EPS was not material.


 SFAS 130

 The Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) in June 1997. SFAS 130 defines and establishes the financial accounting and reporting standards for comprehensive income. As used in SFAS 130, comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under Generally Accepted Accounting Principles. These previously excluded components of comprehensive income are limited to the following: foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sales securities.

 SFAS 130 is effective for fiscal years commencing after December 15, 1997, with earlier adoption permitted. The Company will incorporate SFAS 130 into its Form
 10-Q filing for the quarter ending April 3, 1998. The Company has not determined the impact of adopting SFAS 130 on the consolidated financial statements.


 SFAS 131

 The Financial Accounting Standards Board issued Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June 1997. SFAS 131 establishes the reporting standards for operating segments in annual financial statements and requires selected information on operating segments in interim financial statements. SFAS 131 revises the disclosure requirements for segment reporting by defining the characteristics and quantitative thresholds for which segment information is required to be disclosed. SFAS 131 is effective for fiscal years commencing after December 15, 1997, application of which is not required to interim periods during the initial year of adoption. The Company expects to incorporate the added disclosure requirements of SFAS 131 into its Form 10-K filing for the fiscal year ending January 1, 1999.


 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

 The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

 COMPETITION. Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign, several of which have diversified products lines, well-known brands and financial, distribution and marketing resources substantially greater than those of the Company. The principal competitors for the Company's
Saucony products are Nike, New Balance and ASICS. The principal competitors for the Company's Hind products are Nike, Pearl Izumi and Speedo. The principal competitors for the Company's Quintana Roo and Merlin products are Cannondale and Trek.

 DEPENDENCE ON FOREIGN SUPPLIERS. A number of manufacturers located in the Far East, primarily in China, Taiwan and Thailand, supply products and product components to the Company. During fiscal 1997, one of such suppliers, located in China, accounted for approximately 41% of the Company's total purchases by dollar volume. The Company is subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, trade limitations imposed by the United States or foreign governments and political and labor instability. In particular, there are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, the Company has no long-term manufacturing agreements with its foreign suppliers and competes with other athletic shoe and recreational product companies, including companies that are much larger than the Company, for access to production facilities.

 FOREIGN CURRENCY EXCHANGE. From time to time, the Company's financial results have been adversely affected by the fluctuations in currency exchange rates.
There can be no assurance that the Company's efforts to reduce currency exchange losses will be successful or that currency exchange rates will not have an adverse impact on the Company's future operating results and financial condition.

 POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing and shipment of individual orders, market acceptance of new athletic footwear and other products offered by the Company, changes in the Company's operating expenses, personnel changes, mix of products sold, changes in product pricing and general economic conditions. In addition, a substantial portion of the Company's revenue is realized during the last few weeks of each quarter; therefore, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter, which could adversely impact the results of operations for that quarter. The Company's current expense levels are based in part on its expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue. It is possible that in some future quarter the Company's revenue or operating results will be below the expectations of stock market securities analysts and investors; if that were to occur, the market price of the Common Stock could be materially adversely affected.

MANAGEMENT OF GROWTH. One element of the Company's business strategy is to seek acquisitions of businesses and products that are complementary to those of the Company. There can be no assurance that the Company will be able to effect any acquisitions, operate any such acquired businesses profitably or otherwise implement its growth strategy successfully. In addition, identifying and effecting acquisitions and integrating the acquired businesses with the operations of the Company may place significant demands upon the current management team and operational systems of the Company. In order to effect acquisitions of a certain size, the Company may require additional capital, which the Company may obtain through additional borrowings under its credit facility or otherwise.

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

 DISCRETIONARY CONSUMER SPENDING. Purchases of bicycles, particularly high-performance models such as those offered by the Company, and the Company's other products are discretionary for consumers. The success of the Company is influenced by a number of economic factors affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors may restrict consumer spending, thereby negatively affecting the Company's growth and profitability.

 ADVERTISING AND MARKETING PROGRAMS. The Company's success in the markets in which it competes depends in part upon the effectiveness of advertising and marketing programs of the Company. In particular, the Company must periodically design and successfully execute new and effective advertising and marketing programs.

 DEPENDENCE ON MAJOR CUSTOMERS. Although the Company had no customer that accounted for ten percent or more of the Company's consolidated revenue during
1997, the Company's business is susceptible to the loss of certain key customers of the Company's product lines, such as Foot Locker for the Company's Saucony products.


 ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.


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


 ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


 PART III

 ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1998 (the "1998 Proxy Statement") under the captions "ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE" and is incorporated herein by this reference. The Company expects to file the 1998 Proxy Statement within 120 days after the close of the fiscal year ended January 2, 1998.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.


 ITEM 11 - EXECUTIVE COMPENSATION

 The information required by this item is contained under the captions "Compensation of Directors," "Compensation of Executive Officers," "Employment and Consulting Agreements and Other Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement and is incorporated herein by this reference.


 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this item is contained in the 1998 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.


 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Employment and Consulting Agreements and Other Arrangements" appearing in the 1998 Proxy Statement and is incorporated herein by this reference.



 PART IV

 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  1.    Index to Financial Statements
            -----------------------------

    The following consolidated financial statements of Hyde Athletic Industries, Inc. and its subsidiaries are included in this report:

      Reports of Independent Accountants
      Consolidated balance sheets at January 2, 1998 and January 3, 1997.

      Consolidated statements of income for the years ended January 2, 1998, January 3, 1997 and January 5, 1996

      Consolidated statements of stockholders' equity for the years ended
        January 2, 1998, January 3, 1997 and January 5, 1996

      Consolidated statements of cash flows for the years ended January 2, 1998, January 3, 1997 and January 5, 1996

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

      No Current Reports on Form 8-K were filed in the fourth quarter of fiscal 1997.




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

 Date:     April 2, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                          CAPACITY                     DATE
         ----                          --------                     ----


 /s/ John H. Fisher                   President                  April 2, 1998
 ----------------------------
 John H. Fisher                       Chief Executive Officer
                                      Director

 / s/ Charles A. Gottesman            Executive Vice President   April 2, 1998
 ----------------------------
 Charles A. Gottesman                 Chief Operating Officer
                                      Director
                                      (Principal Financial Officer)

 /s/ Roger P. Deschenes               Vice President, Controller April 2, 1998
 ----------------------------
 Roger P. Deschenes                   Chief Accounting Officer

 /s/ John J. Neuhauser                Director                   April 2, 1998
 ----------------------------
 John J. Neuhauser

 /s/ Jonathan O. Lee                  Director                   April 2, 1998
 ----------------------------
 Jonathan O. Lee

 /s/ Robert J. LeFort, Jr.            Director                   April 2, 1998
 ----------------------------
 Robert J. LeFort, Jr.

 /s/ Phyllis H. Fisher                Director                   April 2, 1998
 ----------------------------
 Phyllis H. Fisher





 REPORT OF INDEPENDENT ACCOUNTANTS


 To the Board of Directors of
 Hyde Athletic Industries, Inc.

 We have audited the consolidated financial statements and the financial statement schedule of Hyde Athletic Industries, Inc. and Subsidiaries listed in
 Note 1 to these financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Saucony SP Pty. Ltd., a fifty percent owned joint venture, which statements reflect total net assets and revenues consisting of six percent and eleven percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Saucony SP Pty. Ltd., is based solely on the report of the other auditors.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyde Athletic Industries, Inc. and Subsidiaries as of January 2, 1998 and January 3, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          /s/ Coopers & Lybrand L.L.P.
                                          Coopers & Lybrand L.L.P.
 Boston, Massachusetts
 March 26, 1998





 INDEPENDENT AUDIT REPORT TO THE MEMBERS OF SAUCONY SP PTY., LIMITED

 Scope

We have audited the financial statements of Saucony SP Pty., Ltd., as set out on pages 2 to 19, for the year ended 2 January 1998. The Company's directors are responsible for the financial statements. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.

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

 Audit Opinion

 In our opinion, the financial statements of Saucony SP Pty Limited are properly drawn up so as to present fairly in accordance with generally accepted accounting principles the Company's state of affairs as at 2 January 1998 and its profit and cash flows for the financial year ended on that date.

 Going Concern Basis of Accounting

Without qualification to the opinion expressed above, attention is drawn to Note
 1 of the financial statements. Notwithstanding the deficiency of working capital and net assets, the financial statements have been prepared to on a going concern basis as the directors have received an undertaking of continued financial support from the directors of Hyde Athletic Industries, Inc. and the directors believe that such financial support will be continued to be made available.


                                        GRANT THORNTON
                                        Chartered Accountants
 /s/ Grant Thornton


 /s/  B.R. Gordon
 Partner





 Sydney, NSW Australia
 April 2, 1998














                                                                              75

                                   HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                    (in thousands)
                                                                                    January 2,          January 3,
                                                                                       1998                1997
                                                                                       ----                ----
Current assets:
    Cash and cash equivalents                                                      $     4,432           $    2,803

    Marketable securities (Note 2)                                                         148                  236

    Accounts receivable, net of allowance for
       doubtful accounts and discounts (1997,
       $2,032; 1996, $1,234) (Note 3)                                                   18,730               18,403

    Inventories (Note 4)                                                                23,471               24,537

    Deferred income taxes (Note 12)                                                      1,989                1,425

    Prepaid expenses and other current assets                                            1,525                1,388

    Net assets of discontinued operations (Note 13)                                         --                9,934
                                                                                    ----------           ----------

    Total current assets                                                                50,295               58,726
                                                                                    ----------           ----------

                                                                                                                                  76
Property, plant and equipment, net of accumulated
  depreciation and amortization (Note 5)                                                 8,135                9,027
                                                                                    ----------           ----------

Other assets:

    Deferred charges, net of accumulated
       amortization (1997, $1,843; 1996, $1,558)                                           491                1,380

    Long-term accounts and notes receivable (Note 3)                                       366                  138

    Goodwill, net of accumulated amortization
       (1997, $42; 1996, $0) (Note 17)                                                   1,238                1,250

    Investment in limited partnership (Note 6)                                             653                  753

    Deferred income taxes (Note 12)                                                        353                   --

    Other                                                                                   93                   72
                                                                                    ----------           ----------

    Total other assets                                                                   3,194                3,593
                                                                                    ----------           ----------

Total assets                                                                       $    61,624           $   71,346
                                                                                    ==========           ==========


                                           See notes to consolidated financial statements




















                                                                              78

                                   HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    (in thousands)

                                                                                    January 2,           January 3,
                                                                                       1998                 1997
                                                                                       ----                 ----
Current liabilities:

    Accrued letters of credit (Note 9)                                              $    1,201          $    1,849
    Notes payable (Note 9)                                                               2,885               4,237
    Current portion of long-term debt and capital
       lease obligations (Notes 6 & 7)                                                   3,639               2,449
    Accounts payable                                                                     2,680               2,091
    Accrued expenses (Note 9)                                                            2,910               3,337
                                                                                    ----------          ----------

Total current liabilities:                                                              13,315              13,963
                                                                                    ----------          ----------
Long-term obligations:

    Long-term debt, net of current portion (Note 6)                                         25               3,885
    Capital lease obligations, net of current portion (Note 7)                             746               1,008
    Deferred income taxes (Note 12)                                                      1,921               1,924
    Other obligations                                                                      144                  --
                                                                                    ----------          ----------

                                                                                                                                  79
Total long-term obligations                                                              2,836               6,817
                                                                                    ----------          ----------

Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiaries                                             195                 488
                                                                                    ----------          ----------

Stockholders' Equity (Notes 10 & 11)

Preferred stock, $1.00 par; authorized 500,000
    shares; none issued and outstanding                                                     --                  --

Common stock:
      Class A, $.333 par; authorized 20,000,000 shares
       (issued 1997, 2,706,227; 1996, 2,706,227)                                           902                 902
      Class B, $.333 par; authorized 20,000,000 shares
       (issued 1997, 3,743,487; 1996, 3,729,059)                                         1,248               1,243

Additional paid-in capital                                                              15,652              15,581
Retained earnings                                                                       28,987              33,705
Accumulated translation                                                                   (417)               (234)
                                                                                    -----------         -----------
                                                                                        46,372              51,197
                                                                                    ----------          ----------
  Less:
    Common stock held in treasury, at cost
      (1997, 198,400; 1996, 198,400)                                                    (1,054)             (1,054)
    Unearned compensation                                                                  (40)                (65)
                                                                                    -----------         -----------

                                                                                        45,278              50,078
                                                                                                                                  80
                                                                                    ----------          ----------

Total liabilities and stockholders' equity                                          $   61,624          $   71,346
                                                                                    ==========          ==========

                                          See notes to consolidated financial statements.





                                                                              82

                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended January 2, 1998, January 3, 1997 and January 5, 1996

                                       (in thousands; per-share amounts in dollars)
                                                                               1997           1996            1995
                                                                               ----           ----            ----
Net sales                                                                 $    93,611     $    91,341    $    78,549
Other income (expense) (Note 15)                                                 (280)            978          1,091
                                                                          ------------    -----------    -----------

Total revenue                                                                  93,331          92,319         79,640
                                                                          -----------     -----------    -----------

Costs and expenses:
  Cost of sales                                                                62,171          61,692         52,695
  Selling expenses                                                             16,698          16,065         14,511
  General and administrative expenses (Note 9)                                 13,412          11,777         11,143
  Writedown of assets (Note 14)                                                   850              --             --
  Restructuring of Australian operations (Note 14)                              2,766              --             --
  Interest expense                                                                888             803          1,063
                                                                          -----------     -----------    -----------
    Total costs and expenses                                                   96,785          90,337         79,412
                                                                          -----------     -----------    -----------

Income (loss) before continuing operations,
  income taxes and minority interest                                           (3,454)          1,982            228

Provision (benefit) for income taxes (Note 12)                                    495             325             (8)
                                                                                                                                  83

Minority interest in income (loss) of
  consolidated subsidiaries                                                      (123)            308           (286)
                                                                          ------------    -----------    ------------

Income (loss) from continuing operations                                       (3,826)          1,349            522

Discontinued operations (Note 13):
  Income (loss) from discontinued operations (net
    of tax provision (benefit) expense ($262), $103
    and $723, respectively)                                                      (394)            145          1,069
  Loss on disposal of Brookfield Athletic Co., Inc.,
    including operating loss of $243 during the
    phase-out period (net of tax benefit of $323)                                (498)              0              0
                                                                          ------------    -----------    -----------

Net income (loss) (Note 11)                                               $    (4,718)    $     1,494    $     1,591
                                                                          ============    ===========    ===========
Earnings per common share - basic (Note 11):
  Income (loss) from continuing operations                                $     (0.62)    $     0.22     $      0.08
  Income (loss) from discontinued operations                                    (0.14)          0.02            0.18
                                                                          ------------    ----------     -----------
Net income (loss) per common share - basic                                $     (0.76)    $     0.24     $      0.26
                                                                          ============    ==========     ===========

Earnings per common share - Diluted (Note 11)
  Income (loss) from continuing operations                                $     (0.62)    $     0.22     $      0.08
  Income (loss) from discontinued operations                                    (0.14)          0.02            0.18
                                                                          ------------    ----------     -----------
Net income (loss) per common share - diluted                              $     (0.76)    $     0.24     $      0.26
                                                                          ============    ==========     ===========

                                                                                                                                  84
                                           See notes to consolidated financial statements

























                                                                              86

                                        HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND JANUARY 5, 1996

                                                                     Common Stock               Paid-In        Retained
                                                                Class A         Class B         Capital        Earnings
                                                                -------         -------          ------        --------
Balance,  December 30, 1994                                     $    901       $   1,237      $  15,593      $  30,620

Issuance of 1,400 shares of common
  stock, stock option exercise (Note 10)                               1              --              3             --

Cancellation of below market options (Note 11)                        --              --            (75)            --

Amortization of unearned compensation (Note 11)                       --              --             --             --

Acquisition of 17,700 shares of common stock, at cost (Note 10)       --              --             --             --

Net income                                                            --              --             --          1,591

Foreign currency translation adjustments                              --              --             --             --
                                                                --------       ---------      ---------      ---------

Balance, January 5, 1996                                        $    902       $   1,237      $  15,521      $  32,211

Issuance of 19,744 shares of common
  stock, stock option exercise (Note 10)                              --               6             63             --

Cancellation of below market options (Note 11)                        --              --             (3)            --
                                                                                                                                  87

Amortization of unearned compensation (Note 11)                       --              --             --             --

Net income                                                            --              --             --          1,494

Foreign currency translation adjustments                              --              --             --             --
                                                                --------       ---------      ---------      ---------

Balance, January 3, 1997                                        $    902       $   1,243      $  15,581      $  33,705

Issuance of 14,428 shares of common stock, stock
  option exercise (Note 10)                                           --               5             34             --

Cancellation of below market options (Note 11)                        --              --            (15)            --

Issuance of below market options and restricted stock                 --              --             52             --

Amortization of unearned compensation (Note 11)                       --              --             --             --

Net loss                                                              --              --             --         (4,718)

Foreign currency translation adjustments                              --              --             --             --
                                                                --------       ---------      ---------      ---------

Balance, January 2, 1998                                        $    902           1,248         15,652         28,987
                                                                ========       =========      =========      =========




                                        HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                                                                                                                                  88
                            FOR THE YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND JANUARY 5, 1996


                                                               Treasury Stock           Unearned     Accumulated    Stockholders'
                                                           Shares          Amount     Compensation   Translation        Equity
                                                            -----          ------     ------------    ----------        ------
Balance, December 30, 1994                                 180,700      $    (977)      $   (447)      $    (171)     $  46,756

Issuance of 1,400 shares of common
  stock, stock option exercise (Note 10)                        --             --             --              --              4

Cancellation of below market options (Note 11)                  --             --             75              --             --

Amortization of unearned compensation (Note 11)                 --             --            178              --            178

Acquisition of 17,700 shares of common stock,
  at cost (Note 10)                                         17,700            (77)            --              --            (77)

Net income                                                      --             --             --              --          1,591

Foreign currency translation adjustments                        --             --             --             (86)           (86)
                                                         ---------      ---------       --------       ----------     ----------

Balance, January 5, 1996                                   198,400      $  (1,054)      $   (194)      $    (257)     $  48,366

Issuance of 19,744 shares of common stock,
  stock option exercise (Note 10)                               --             --             --              --             69

Cancellation of below market options (Note 11)                  --             --              3              --             --

                                                                                                                                  89
Amortization of unearned compensation (Note 11)                 --             --            126              --            126

Net income                                                      --             --             --              --          1,494

Foreign currency translation adjustments                        --             --             --              24             24
                                                         ---------      ---------       --------       ---------      ---------

Balance, January 3, 1997                                   198,400      $  (1,054)      $    (65)      $    (233)     $  50,079

Issuance of 14,428 shares of common stock, stock
  option exercise (Note 10)                                     --             --             --              --             39

Cancellation of below market options (Note 11)                  --             --             15              --             --

Issuance of below market options and restricted stock           --             --            (52)             --             --

Amortization of unearned compensation (Note 11)                 --             --             62              --             62

Net loss                                                        --             --             --              --         (4,718)

Foreign currency translation adjustments                        --             --             --            (184)          (184)
                                                         ---------      ---------       --------       ----------     ----------

Balance, January 2, 1998                                   198,400      $  (1,054)      $    (40)      $    (417)     $  45,278
                                                         =========      ==========      =========      ==========     =========


                                        See notes to condensed consolidated financial statements.

                                                                              91

                                    HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended January 2, 1998, January 3, 1997 and January 5, 1996
                                                           (in thousands)
                                                                             1997           1996           1995
                                                                             ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                                       $  (4,718)      $   1,494      $  1,591

Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Restructuring of Australian operations                                    3,089              --            --
    Discontinued operations                                                     892            (145)       (1,069)
    Depreciation and amortization                                             1,594           1,452         1,113
    Provision for bad debt and discounts                                      4,887           5,269         4,807
    (Gain) loss on sale of equipment                                            (91)             22             2
    Deferred income tax benefit                                              (1,445)           (217)         (369)
    Minority interest in (income) loss of consolidated subsidiaries            (123)            308          (286)
    Compensation from stock grants and stock options                             62             126           178
    Gain on sale of investment in limited partnership                            --              --          (426)
    Writedown of assets                                                         850              --            --

Changes in operating assets and liabilities, net of effects
  of acquisitions, dispositions and foreign currency adjustments:
Decrease (increase) in assets:
  Marketable securities                                                          88              71          (308)
  Accounts and notes receivable                                              (7,057)         (9,938)         (157)
  Inventories                                                                (1,301)         (1,158)        4,104
                                                                                                                                  92
  Prepaid expenses and other current assets                                    (539)            281           (45)
Increase (decrease) in liabilities:
  Accrued letters of credit                                                    (612)           (613)        1,189
  Accounts payable                                                              919            (525)         (655)
  Accrued expenses                                                             (296)            733        (1,415)
  Accrued income taxes                                                          152              (5)         (749)
                                                                          ---------       ----------     ---------

Total adjustments                                                             1,069          (4,339)        5,914
                                                                          ---------       ----------     --------

Net cash provided (used) by continuing operations                            (3,649)         (2,845)        7,505
                                                                          ----------      ----------     --------

Net cash provided (used) by discontinued operations                           2,227          (2,379)        3,621
                                                                          ---------       ----------     --------

Net cash provided (used) by operating activities                             (1,422)         (5,224)       11,126
                                                                          ----------      ----------     --------

Cash flows from investing activities:
  Proceeds from the sale of Brookfield Athletic Co., Inc.                     6,841              --            --
  Purchases of property, plant and equipment                                 (1,305)           (791)         (569)
  Proceeds from the sale of equipment                                           511              78            32
  Increase in deferred charges and other                                        (26)         (1,066)         (469)
  Investment distribution from limited partnership                               --              --            29
  Payments for trademarks and trade names                                        --          (1,250)           --
  Payments for business acquisitions, net of cash acquired                     (140)             --          (112)
  Proceeds from sale of investment in limited partnership                        --              --         1,335
                                                                          ---------       ---------      --------

Net cash provided (used) by investing activities                              5,881          (3,029)          246
                                                                                                                                  93
                                                                          ---------       ----------     --------



                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
                                                                             1997           1996           1995
                                                                             ----           ----           ----
Cash flows from financing activities:
  Net short-term borrowings                                                  (1,063)          1,313            (30)
  Repayment of long-term debt and capital lease obligations                  (2,711)         (2,364)        (2,887)
  Proceeds from long-term borrowings                                             --             420             --
  Common stock repurchased                                                       --              --            (77)
  Payment of termination benefit payable                                         --              --            (27)
  Issuances of common stock, including options                                   39              69              4
                                                                          ---------       ---------      ---------

Net cash used by financing activities                                        (3,735)           (562)        (3,017)

Effect of exchange rate changes on cash and cash equivalents                    905             (50)           (37)
                                                                          ---------       ----------     ----------

Net increase (decrease) in cash and cash equivalents                          1,629          (8,865)         8,318

Cash and cash equivalents at beginning of period                              2,803          11,668          3,350
                                                                          ---------       ---------      ---------

Cash and cash equivalents at end of period                                $   4,432       $   2,803      $  11,668
                                                                          =========       =========      =========

                                                                                                                                  94
Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Income taxes, net of refunds                                          $     663       $     736      $   1,936
                                                                          =========       =========      =========

    Interest                                                              $     887       $     959      $   1,534
                                                                          =========       =========      =========

Non-cash Investing and Financing Activities:

Property purchased under capital leases                                   $      86       $   1,234      $     138

Reconciliation of assets acquired and liabilities
  assumed, business acquisitions
    Assets acquired                                                              --              --            232
    Liabilities assumed                                                          --              --            120
                                                                          ---------       ---------      ---------
       Cash paid for business acquisitions                                $      --       $      --      $     112
                                                                          =========       =========      =========

Sale of investment in limited partnership
  Cash received, net of broker fees                                              --              --          1,335
  Reduction in short-term debt, long-term
    debt and accrued liabilities                                                 --              --          4,056
                                                                          ---------       ---------      ---------

    Total proceeds                                                               --              --          5,391

  Investment in limited partnership, net of distributions                        --              --          4,965
                                                                          ---------       ---------      ---------

                                                                                                                                  95
    Gain realized on sale                                                        --              --      $     426
                                                                          =========       =========      =========

                                           See notes to consolidated financial statements









                HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the Years Ended January 2, 1998, January 3, 1997 and January 5, 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     BUSINESS ACTIVITY
     -----------------

     The Company is an importer and manufacturer of a broad line of high-performance athletic footwear, athletic apparel and high-quality bicycles and bicycle frames. The Company markets its products principally to domestic and international retailers and distributors.

     REPORTING PERIOD
     ----------------

     The Company adopted a 52-53 week fiscal year reporting period in 1991. The consolidated financial statements and notes for 1997, 1996 and 1995 represent the fiscal years ended January 2, 1998, January 3, 1997 and January 5, 1996, respectively. In management's opinion, the consolidated financial statements for 1997, 1996 and 1995 are comparable.

     PRINCIPLES OF CONSOLIDATION
     ---------------------------
                                                                              97
     The consolidated financial statements include the accounts of Hyde Athletic Industries, Inc. and its wholly owned subsidiaries, Spot-Bilt, Inc., Hyde Transition Corp. (formerly Brookfield Athletic Co., Inc.), Saucony, Inc., Saucony Deutschland Vertriebs GmbH (Germany), Quintana Roo, Inc. and Hyde International Services Limited (Hong Kong), and its majority-owned foreign subsidiary, Saucony Canada, Inc., all herein referred to as the "Company". Hyde International Services Limited owns a controlling interest in a subsidiary called Saucony SP Pty Limited (Australia). (See Note 14 of Notes to Consolidated Financial Statements.) Saucony, Inc. owns a wholly owned subsidiary called Saucony Sports BV (Netherlands). The Company also operates a branch in the United Kingdom called Saucony UK and maintains a marketing representative office in Germany called Saucony Europe. Saucony GmbH and Quintana Roo, Inc. are included in the consolidated financial statements beginning in December 1994 and August 1995, respectively. Saucony Shoe Manufacturing Co., Inc., an inactive wholly owned domestic subsidiary, was dissolved in 1992. Hyde Security Corp., a wholly owned domestic subsidiary, was dissolved in 1996. During 1997, the Company sold substantially all of the assets of Brookfield Athletic Co., Inc. The effects of transactions among related companies are eliminated in the consolidated financial statements.

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

     INVESTMENTS
     -----------

     The Company's investment in a real estate limited partnership is valued at its net realizable value. It is management's intention to retain this investment for its long-term tax benefit.

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

     DEFERRED CHARGES AND GOODWILL
     ------------------------------

     Deferred charges consist primarily of bond issuance, trademarks, financing and organization costs. The deferred charges are amortized on the straight-line basis over the term of the debt; organization costs and trademarks are amortized over five years; goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is being amortized over the period of expected benefit of fifteen years.

     INCOME TAXES
     ------------

     The provision for income taxes is calculated according to the precepts of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under SFAS No. 109, income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 2, 1998 and January 3, 1997 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

     EARNINGS PER SHARE
     ------------------

     Earnings per common share is calculated in accordance with the precepts of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which was issued in 1997 by the Financial Accounting Standards Board. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. As required under SFAS 128, all previously reported per share amounts have been restated.

     STATEMENTS OF CASH FLOWS
     ------------------------

     For purposes of these statements, cash equivalents include all short-term deposits with an original maturity of three months or less purchased in connection with the Company's cash management program.

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of
     the balance sheet date.   Revenues and expenses are translated at average
     rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income. Net gains and (losses) from foreign currency transaction translation amounted to ($1,127,000), $171,000 and $77,000 for 1997, 1996 and 1995, respectively.

     FORWARD FOREIGN CURRENCY EXCHANGE CONTRACTS
     -------------------------------------------

     From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains and losses on forward exchange contracts are deferred and offset against foreign currency exchange gains or losses on the underlying hedged item upon consummation of the transaction.

     RECLASSIFICATIONS
     -----------------

     Certain items in prior years' consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for Brookfield Athletic Co., Inc. for the fiscal years ended January 2, 1998, January 3, 1997 and January 5, 1996 have been segregated from continuing operations and are reported separately as discontinued operations.

     ADVERTISING AND PROMOTION
     -------------------------

     Advertising and promotion costs are expensed when incurred or expensed ratably over the year in relation to sales. Production costs of future media advertising are deferred until the advertising occurs. Advertising and promotion expense amounted to $8,543,000, $8,743,000 and $7,508,000 for 1997, 1996 and 1995, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES
     ---------------------------------

     Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,438,000, $1,417,000 and $1,513,000 for 1997, 1996 and 1995,
     respectively.

     RELATED PARTY TRANSACTIONS
     --------------------------

     Saucony Sports BV, a wholly owned foreign subsidiary, leased office space and office equipment from an entity controlled by the former minority stockholder of Saucony Sports BV. Rent expense amounted to $12,442 and $70,980 for 1996 and 1995, respectively.

     The Company issued a note payable to the minority stockholder of Saucony Canada, Inc., a majority-owned foreign subsidiary, as part of the consideration paid to acquire an 85% interest in the former Canadian distributor. Interest expense incurred amounted to $7,038 for 1995.

     See Note 6 of the Notes to Consolidated Financial Statements for further discussion of the note agreement. During 1995, the Company prepaid the note and realized a discount of $13,759 which is included in 1995 consolidated net income.

     The Company entered into a consulting agreement with a principal stockholder of the Company's Class A Common Stock, beginning January 4, 1993. The agreement, as amended, was effective for a term of five years, provided for an annual fee of $40,000 during each of the first two years of the agreement and $90,000 for each of the final three years of the agreement. Included in general and administrative expenses for 1997, 1996 and 1995 are consulting fees of $90,000, $90,000 and $90,000, respectively. As of January 2, 1998, the agreement had not been renewed.

     The Company presently holds a note receivable of $100,000 from a former officer of the Company. The promissory note, originated from a transaction in 1993, is collateralized by a mortgage from the former officer on two parcels of real estate. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the terms and conditions of the promissory note.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     During the first quarter of 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS
     128). SFAS 128 is intended to improve the Earnings Per Share ("EPS") information contained in the financial statements by simplifying the calculation of earnings per share, revising the disclosure requirements, and achieving comparability with international accounting standards. SFAS 128 is effective in financial statements for periods ending after December 15, 1997, and has been adopted by the Company in fiscal 1997.


     The Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) in June 1997. SFAS 130 defines and establishes the financial accounting and reporting standards for comprehensive income. As used in SFAS 130, comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under generally accepted accounting principles. These previously excluded components of comprehensive income are limited to the following: foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sales securities.

     SFAS 130 is effective for fiscal years commencing after December 15, 1997, with earlier adoption permitted. The Company will incorporate SFAS 130 into the Form 10-Q filing for the quarter ending April 3, 1998. The Company has not determined the impact of adopting SFAS 130 on the consolidated financial statements.

     The Financial Accounting Standards Board issued Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June, 1997. SFAS 131 establishes the reporting standards for operating segments in annual financial statements and requires selected information on operating segments in interim financial statements. SFAS 131 revises the disclosure requirements for segment reporting by defining the characteristics and quantitative thresholds for which segment information is required to be disclosed. SFAS 131 is effective for fiscal years commencing after December 15, 1997, application of which is not required to interim periods during the initial year of adoption. The Company expects to incorporate the added disclosure requirements of SFAS 131 into its Form 10-K filing for the fiscal year ending January 1, 1999.


2.   MARKETABLE SECURITIES:
     ---------------------

     As of January 2, 1998, the Company's holdings in marketable securities consisted primarily of equity securities which were classified as trading securities.

     The cost of the securities held at January 2, 1998 and January 3, 1997 was $138,000 and $171,000, respectively. As of January 2, 1998 and January 3, 1997, the market value of such securities was $148,000 and $236,000, respectively. Gross unrealized gains of $2,000 and $65,000, based on quoted market prices, are included in consolidated net income for the years ended January 2, 1998 and January 3, 1997.

     Included in the determination of net income for the years ended January 2, 1998 and January 3, 1997 and January 5, 1996 were: 1997, net realized gains of $22,000 and net unrealized gains of $2,000; 1996, net realized gains of $10,000 and net unrealized gains of $65,000; and 1995, net unrealized gains of $20,000.


3.   ACCOUNTS AND NOTES RECEIVABLE:
     -----------------------------

     On August 1, 1997, the Company executed an agreement whereby it renewed its grant of an exclusive, worldwide, nonassignable right and license for the use of the "Spot-Bilt" and the "single spot" logo trademarks. The agreement, which expires in 2000 and may be renewed for up to three additional one-year terms at the licensee's option, contains restrictions with respect to the licensed product, its manufacture, distribution and sale. The agreement established a minimum cumulative guaranteed royalty of $447,000, subject to annual upward adjustments, due in various quarterly payments, commencing in 1997. In 1997, the Company recorded a receivable based upon the minimum guaranteed royalty for the present value of future cash flows, utilizing an imputed interest rate of 8.5%, which equates to $378,000. At January 2, 1998, $363,000 was outstanding, of which $111,000 was included in current accounts receivable and $252,000 was included in long-term accounts receivable. The Company has received all scheduled payments on a timely basis.

     During 1995, the Company exchanged inventory having a fair value of $1,400,000 for $100,000 in cash, receipt of which occurred in March 1996, and media and trade receivable barter credits amounting to $1,300,000. The media and trade receivable barter credits expire on November 14, 1998. As of January 3, 1997, $1,297,714 was outstanding, of which $400,000 was included in current accounts receivable and $897,714 was included in long-term accounts receivable. The media and trade receivable barter credits were included in the assets sold to Brookfield International, Inc. during 1997.

     During 1993, the Company loaned $100,000 to a former officer of the Company. The promissory note issued to the Company by the former officer is collateralized by a mortgage from the officer on two parcels of real estate (land and building). The note calls for semi-annual payments of interest through maturity on the unpaid principal amount, commencing on July 1, 1994 and five annual principal payments of $15,000 commencing July 1, 1998 and one principal payment of $25,000 due on July 1, 2003. The note bears interest at a rate equal to the prevailing prime rate of interest.
     At January 2, 1998, $100,000 was outstanding of which $15,000 was included in current accounts receivable and $85,000 was including in long-term accounts receivable.





4.   INVENTORIES:
     -----------

     Inventories at January 2, 1998 and January 3, 1997 consisted of the following (in thousands):


                                                   1997           1996
                                                   ----           ----

            Finished goods                     $  17,534       $ 18,215

            Work-in-process                          514            110

            Raw materials and supplies             5,423          6,212
                                                --------       --------

            Total                               $ 23,471       $ 24,537
                                                ========       ========



5.    PROPERTY, PLANT AND EQUIPMENT:
      -----------------------------

     Major classes of property, plant and equipment, at cost, at January 2, 1998 and January 3, 1997 were as follows (in thousands):


                                                 1997             1996
                                                 ----             ----

            Land                               $     484       $    761
            Buildings and improvements             5,997          7,043
            Machinery and equipment                8,328          6,744
            Capitalized leases                     1,708          1,751
            Leasehold improvements                   236            206
                                               ---------       --------
                                                  16,753         16,505
            Less accumulated depreciation
            and amortization                       8,618          7,478
                                               ---------       --------

            Total                              $   8,135       $  9,027
                                               =========       ========


     Accumulated amortization of the leased property was $678 and $344 at January 2, 1998 and January 3, 1997, respectively.

     During 1997, the Company recorded a non-recurring charge of $850,000 ($508,000 after tax or $0.08 per diluted share) to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market.

6.   LONG-TERM DEBT:
     --------------
                                                            (in thousands)

                                                          1997          1996
                                                           ----          ----

     Senior notes payable due in semiannual
       installments of interest on the unpaid
       principal amount through maturity and
       six annual principal payments of
       $2,000,000 commencing April 29, 1993.
       The notes bear interest at 9.70% and are
       subject to certain restrictive covenants
       pertaining to consolidation or merger
       with another entity, levels of working
       capital, net worth, the payment of cash
       dividends and various other restrictions.        $ 2,000      $  4,000

       Note payable to a bank under a revolving line
       of credit agreement, due on January 30,
       1998, with interest of 8.15%.                      1,302         1,581

     Note payable due in ten semi-annual principal
       payments of $43,477 commencing July 1, 1996
       and interest on the unpaid principal amount
       through maturity.  The note bears interest at
       9.25% and is secured by a mortgage.                   --           391

     Note payable to bank due in sixty monthly installments
       of $744 commencing May 1997 with interest of
       10.0%.                                                31            --
                                                        -------      --------
                                                          3,333         5,972

     Less current portion                                 3,308         2,087
                                                        -------      --------



                                                        $    25      $  3,885
                                                        =======      ========


    Long-term debt maturities payable for the five years and thereafter subsequent to January 2, 1998 are as follows (in thousands):

                          1998                  $  3,308
                          1999                         7
                          2000                         7
                          2001                         8
                          2002                         3
                                                --------

                          Total                 $  3,333
                                                ========

     On June 1, 1995, the Company sold its entire limited partnership interest in the Columbia Housing Partners Corporate Tax Credit II Limited Partnership for $5,501,000. Net proceeds totaled $1,335,000, resulting in a pre-tax gain of $426,000, after transaction expenses, or $.02 per share after tax. The after-tax gain is based upon projected tax credits and passive losses provided by the general partner. As a result of the sale, the Company realized reductions in current and long-term debt and accrued interest of $4,056,000.

     During 1995, the Company prepaid its note payable to the minority stockholder of the Company's majority-owned Canadian subsidiary, resulting in a gain of $13,759, which is included in consolidated net income.

     Under the terms of the senior notes payable, the Company may not declare any cash dividends or make any cash distributions unless, immediately thereafter, the aggregate amount of cash dividends and cash distributions since December 31, 1987 would not exceed the sum of (i) $2,000,000, (ii) 75% of cumulative consolidated net income as defined (or minus 100% of consolidated net income in the case of a loss) for such period and (iii) the proceeds of sales of Common Stock of the Company. As of January 2, 1998, approximately $11,143,000 was available for payment of cash dividends under the terms of these covenants.


7.   CAPITAL LEASE OBLIGATIONS:
     -------------------------

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 2, 1998 (in thousands):

               1998...................................     $  392
               1999...................................        336
               2000...................................        295
               2001...................................        157
               2002...................................          8
                                                           ------
               Total minimum lease payments                $1,188
               Less amounts representing interest             111
                                                           ------
               Present value of minimum lease payments      1,077
               Less current portion                           331
                                                           ------
               Long-term portion                           $  746
                                                           ======
                                                                             112

8.   EMPLOYEE BENEFIT PLANS:
     ----------------------

     The Company maintains a qualified retirement plan for the benefit of all United States employees who have attained the age of 21 and have completed six months of consecutive service. As amended in 1996, the plan permits employees to defer on a pre-tax basis up to 15% of gross wages subject to the federal maximum limit. The Company will match a portion of the employee contributions, subject to profitability goals, at the discretion of the Board of Directors. The Company matched 25% of employee elective deferrals subject to a limitation of 1.25% of total employee compensation. Both employee and employer contributions are funded, on a monthly basis, to a group defined contribution plan administered by an independent investment company. The defined contribution for 1997, 1996 and 1995 were $83,000, $71,000 and $51,000, respectively. Expenses related to the administration of the plan are paid by the Company.

     During 1995, the Company established a supplementary retirement program to provide retirement benefits to certain management and highly compensated employees, as determined by the Company's Board of Directors. Employees are eligible to defer up to 15% of gross wages on a pre-tax basis. The Company will match a portion of employee contributions, subject to profitability goals, at the discretion of the Board of Directors. The Company match of employee elective deferrals is limited to 1.25% of total employee compensation. Both employee and employer contributions and deemed investment income accrued, net of the amount allowable under the qualified plan are funded, on a monthly basis to a group defined contribution plan administered by an independent investment company. The defined contribution for 1997 and 1996 amounted to $10,000 and $5,000, respectively. Expenses related to the administration of the plan are paid by the Company.



9.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     LEASE COMMITMENTS
     -----------------

     The Company is obligated under various leases for equipment and retail space through 2002. Total rental expenses for 1997, 1996 and 1995 were $910,000, $831,000 and $674,000, respectively. Future minimum rental payments are as follows: 1998, $534,000; 1999, $436,000; 2000, $166,000;
     2000, $197,000; 2001, $94,000; and 2002 and thereafter, $1,000.

     OTHER COMMITMENTS
     -----------------

     The Company is obligated under various agreements, including event sponsorships and athlete sponsorship through 2012. Future sponsorship payments are as follows: 1998, $185,000; 1999, $192,000; 2001, $180,000;
     and 2002 and thereafter, $610,000.

     COMMITMENTS
     -----------

     On August 31, 1993, the Company entered into a credit facility with two banks pursuant to which up to a $30,000,000 credit line was available to the Company as of January 2, 1998. This arrangement provides for a short-term demand line of credit, in the principal amount of up to $15,000,000, subject to formula, for domestic borrowings, international borrowings, and letters of credit; and a revolving line of credit in the principal amount of up to $15,000,000. Borrowings under the demand line of credit are made at the bank's prime rate of interest while borrowing's under the revolving line of credit are made at the bank's prime rate of interest, or at the Company's option, the Eurodollar rate (Fixed Rate Option).

     At January 2, 1998, there was $2,001,000 outstanding under this facility. This credit facility, which was amended in January 1997, terminates July 31, 1998. This credit facility is subject to the bank's periodic reviews of the Company's operations. The credit facility contains various covenants, including: restrictions on additional indebtedness; restrictions on the payment or declaration of dividends; a minimum tangible net worth, as defined; a minimum ratio of current assets to current liabilities, as defined; a minimum annual cash flow coverage ratio; that there be no demand loans outstanding under the demand line of credit for a period of at least 30 consecutive days in each calendar year; and, fiscal quarter and annual net income requirements. Due to the non-recurring charge to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts, the operating results applicable to the discontinued operation, the net loss realized as a result of the sale of substantially all of the assets of Brookfield Athletic Co., Inc. and the significant net loss attributable to the Company's Australian subsidiary in the fiscal quarter and fiscal year ended January 2, 1998, the Company was unable to comply with the minimum tangible net worth, the minimum annual cash flow coverage ratio and the net income requirements for both the fourth quarter of fiscal 1997 and fiscal 1997. In addition, borrowings by certain of the Company's foreign subsidiaries in fiscal 1997 caused the Company to violate the requirement that there be no demand borrowings under the demand credit line for a period of at least 30 consecutive days. As of January 2, 1998, the banks granted waivers as of that date only for these covenant violations. Additionally, the facility limits the Company's ability to pay or declare a dividend or make other distributions to stockholders.


     Saucony Canada Inc. maintains a credit facility with a Canadian lender.
     The agreement provides Saucony Canada with a line of credit for $1,000,000 Canadian dollars, subject to formula (approximately $702,000 in U.S. dollars at January 2, 1998). The agreement provides for a demand line in the principal amount of $300,000 (Canadian dollars), for letters of credit, and a revolving line of credit, in the principal amount of $700,000 (Canadian dollars). Borrowings under this facility are made at the lender's prime lending rate plus .25%. At January 2, 1998, there were no borrowings outstanding under this credit facility. The facility contains requirements for maintaining defined levels of net worth, working capital and various financial ratios.

     Saucony SP Pty Limited maintains a credit facility with an Australian lender. The credit facility provides Saucony SP with a $6,000,000 Australian dollar (approximately $3,905,000 in U.S. dollars at January 2,
     1998) line of credit. The agreement provides for a short-term demand line of credit, in the principal amount of up to $4,000,000 (Australian dollars), for letters of credit and foreign exchange facilities; and a revolving line of credit, in the principal amount of $2,000,000 (Australian dollars). Borrowings under this facility are made at market rates of interest as defined in the agreement or at the lender's quoted rate. At January 2, 1998, there was $2,186,000 in U.S. dollars outstanding under this credit facility. The facility is subject to the lender's periodic reviews of the Company's operations. The Company has guaranteed the obligations of Saucony SP Pty Limited enabling such obligations to be satisfied. See Notes 14 and 20 of Notes to Consolidated Financial Statements.

     At January 2, 1998, the Company was committed under open letters of credit to several lenders in the aggregate amount of $3,307,000 under foreign exchange contracts to purchase U.S. dollars in the amount of $1,072,000 and foreign exchange contracts to sell U.S. dollars in the amount of $146,000.

     The Company is guarantor on credit facility agreements for two foreign subsidiaries. At January 2, 1998, the guarantees totaled $4,607,000.

     The Company has entered into an employment contract with one key employee that provides for minimum annual compensation of $216,000 in 1998. The contract provides for annual salary, cost-of-living adjustments, additional compensation in the form of bonuses based on performance, life insurance coverage and options to purchase shares of the Company's common stock. Bonus expense to key executives amounted to $0, $148,000 and $276,000 for 1997, 1996 and 1995, respectively.

     Included in accrued expenses at January 2, 1998 and January 3, 1997 were sales commissions payable of $209,000 and $759,000, respectively.

     LITIGATION
     ----------

     The Company is involved in various routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In management's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, operations or cash flows (irrespective of any potential insurance recovery).


10.  STOCKHOLDERS' EQUITY:
     --------------------

     As of January 2, 1998 and January 3, 1997, the number of shares of Class A Common Stock and Class B Common Stock outstanding were as follows:

                                                                             117
                                    January 2, 1998   January 3, 1997
                                     --------------    ---------------

            Class A Common Stock       2,703,227         2,703,227
            Class B Common Stock       3,548,087         3,533,659

     Issuances by the Company of shares of Class A Common Stock and Class B Common Stock, for the years ended January 2, 1998, January 3, 1997 and January 5, 1996 were: 1997, 14,428 shares of Class B Common Stock; 1996, 1,500 shares of Class A Common Stock and 18,244 shares of Class B Common Stock; and 1995, 700 shares each of Class A Common Stock and Class B Common Stock.

     During 1995, the Company repurchased 17,700 shares of Class B Common Stock at a cost of $76,687. At January 2, 1998, Saucony SP Pty LTD, a foreign subsidiary controlled by the Company, held 2,000 shares of each of the Company's Class A Common Stock and Class B Common Stock.


11.  STOCK OPTIONS AND EARNINGS PER SHARE:
     ------------------------------------

     At the 1993 Annual Meeting of the Stockholders held on May 23, 1993, the stockholders approved the Company's 1993 Equity Incentive Plan (the "Equity Incentive Plan") and the 1993 Director Stock Option Plan (the "Director Option Plan"), adopted by the Company's Board of Directors on April 7, 1993. The 1993 Equity Incentive Plan provides for the grant to officers and key employees of the Company, incentive stock options, non-statutory stock options and awards of restricted stock. Outside consultants and advisors to the Company are eligible to receive only non-statutory options and restricted stock awards under the Equity Incentive Plan.

                                                                             118
     The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors which, at its sole discretion, grants options to purchase shares of Common Stock and make awards of restricted stock. The plan provides that the purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, in the case of Incentive Stock Options, the purchase price shall not be less than 100% of the fair market value of such stock at the time of grant of the option.
     The terms of option agreements are established by the Board of Directors, except, in the case of Incentive Stock Options, wherein the term cannot exceed ten years. Generally, an option cannot be exercised within one year of date of grant. The vesting schedule is subject to the discretion of the Board of Directors.

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

     At the 1997 Annual Meeting of Stockholders held on May 15, 1997, the stockholders approved an amendment to the Equity Incentive Plan. The amendment increased the number of shares issuable under the Equity Incentive Plan from 800,000 to 1,150,000 shares and limited to 150,000 the number of shares for which options or awards may be granted in any calendar year to any one person. As amended, a total of 1,150,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the plan.


                                                                             119
     The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan and 1993 Director Option Plan for the three-year reporting period ended January 2, 1998:
                                                            Shares
                                                            ------

            Shares available at December 30, 1994          502,738
            Awards granted                                (112,000)
            Options expired                                 30,502
                                                           -------
            Shares available at January 5, 1996            421,240
            Awards granted                                  (8,000)
            Options expired                                 44,486
                                                           -------
            Shares available at January 3, 1997            457,726
            Additional shares reserved                     350,000
            Awards granted                                (149,150)
            Options expired                                 25,278
                                                           -------
            Shares available at January 2, 1998            683,854
                                                           =======

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

     The following table sets forth the computation of basic earnings per common

                                                                             120
     share and diluted earnings per common share (dollars in thousands, except per share amounts):






























                                                                             121

                                                    1997                      1996                      1995
                                            ---------------------    ----------------------    ----------------------
                                            Earnings    Earnings     Earnings     Earnings      Earnings     Earnings
                                              per         per          per          per           per          per
                                             Common      Common       Common       Common        Common       Common
                                            Share -     Share -      Share -      Share -       Share -      Share -
                                             Basic      Diluted       Basic       Diluted        Basic       Diluted
                                              ----       ------        ----        ------         ----        ------
         Consolidated income (loss)

          Income (loss) from
           continuing operations           $(3,826)     $ (3,826)    $  1,349     $  1,349     $    522     $    522
          Income (loss) from
           discontinued operations            (892)         (892)         145          145        1,069        1,069
                                           --------     ---------    --------     --------     --------     --------
          Net income (loss) available
           for common shares and
           assumed conversions             $(4,718)     $ (4,718)    $  1,494     $  1,494     $  1,591     $  1,591
                                           ========     =========    ========     ========     ========     ========

         Weighted-average common
          shares and equivalents
          outstanding:

          Weighted-average shares
           outstanding                       6,240         6,240        6,224        6,224        6,225        6,225

          Effect of dilutive securities:
           Employee stock options                0             0            0           44            0           19
                                                                                                                                 122
                                           -------      --------     --------     --------     --------     --------
                                             6,240         6,240        6,224        6,268        6,225        6,244
                                           =======      ========     ========     ========     ========     ========

         Earnings per share:
          Income (loss) from
           continuing operations            ($0.62)      ($0.62)       $0.22        $0.22         $0.08        $0.08
          Income (loss) from
           discontinued operations           (0.14)       (0.14)        0.02         0.02          0.18         0.18
                                           -------      -------      -------      -------      --------     --------

          Net income (loss)                 ($0.76)      ($0.76)       $0.24        $0.24         $0.26        $0.26
                                           ========     ========     =======      =======      ========     ========




















     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.

     Stock-based compensation arising from the issuance of restricted stock and below market options, is being amortized to expense over the vesting period of the stock grant or option term and amounted to $62,000, $126,000 and $178,000 for 1997, 1996 and 1995, respectively.

     The following table summarizes the Company's stock option activity as of January 5, 1996, January 3, 1997 and January 2, 1998:












                                                                             124

                                                                                 Weighted
                                                                                 Average
                                                                                 Exercise             Option
                                                                Shares           Price             Price Range
                                                                ------           -----              ----------
           Outstanding at December 30, 1994                     316,206         $  4.28       $   2.00 -  $   12.25

               Granted                                          112,000         $  4.61       $   4.00 -  $    4.88
               Exercised                                         (1,400)        $  2.61       $   2.25 -  $    2.75
               Expired                                          (36,502)        $  4.42       $   2.50 -  $   10.75
                                                                --------

           Outstanding at January 5, 1996                       390,304         $  4.37       $   2.00 -  $   12.25
                                                                -------

               Granted                                            8,000         $  4.00       $   4.00 -  $    4.00
               Exercised                                        (19,744)        $  3.52       $   2.25 -  $    3.69
               Forfeited                                        (10,386)        $  5.00       $   2.25 -  $   10.75
               Expired                                          (35,000)        $  4.68       $   4.68 -  $    4.68
                                                                --------

           Outstanding at January 3, 1997                       333,174         $  4.36       $   2.00 -  $   12.25
                                                                -------

               Granted                                          147,350         $  4.50       $   4.44 -  $    5.00
               Exercised                                        (12,628)        $  3.11       $   2.50 -  $    3.69
               Forfeited                                        (38,278)        $  5.87       $   2.50 -  $    8.50
               Expired                                           (3,000)        $  3.35       $   2.88 -  $    3.63
                                                              ----------
                                                                                                                                 125

     Outstanding at January 2, 1998                             426,618         $  4.32       $   2.00 -  $   12.25
                                                                =======         =======       ========    =========































     Options exercisable for shares of the Company's Class A and Class B Common Stock as of January 5, 1996 and January 3, 1997, and January 2, 1998, are as follows:

                                        Options Exercisable
                          -------------------------------------------------
                                                           Weighted Average
                                                            Exercise Price
                                                           ----------------
                          Class A    Class B              Class A  Class B
                           Common     Common               Common   Common
                           Stock      Stock     Total      Stock    Stock
                           -----      -----      ----       ----    -----

         January 5, 1996   11,400    155,470   166,870     $ 4.81   $  4.92

         January 3, 1997   11,400    181,953   193,353     $ 5.60   $  4.81

         January 2, 1998    4,900    228,586   233,486     $ 2.27   $  4.71


     The following table summarizes information about stock options outstanding at January 2, 1998:







                                                                             127

                                                 Options Outstanding                       Options Exercisable
                                     ---------------------------------------------      ---------------------------
                                                         Weighted
                                                         Average         Weighted                         Weighted
                                                        Remaining        Average                          Average
                    Range of            Options        Contractual       Exercise         Options         Exercise
                Exercise Prices       Outstanding          Life           Price         Exercisable        Price
                 --------------        ----------          ----           -----          ----------        -----
             $   2.00 -  $   3.69         147,768          1.16         $   3.15             92,586       $  3.54
             $   4.00 -  $   6.00         265,600          3.82         $   4.58            127,900       $  4.71
             $  10.75 -  $  12.50          13,250           .56         $  12.11             13,000       $ 12.13
                                       ----------                                         ---------
                                          426,618                                           233,486
                                       ==========                                         =========
















     The weighted average fair value at date of grant for options granted in 1997, 1996 and 1995 was $2.47, $1.93 and $2.81 per option, respectively.
     The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.3%, 6.3% and 6.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 41.0%, 47.0% and 48.0%; and a weighted-average expected life of the options of five years.

     Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards in 1997, 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):















                                                                             129

                                                   1997                     1996                      1995
                                          ----------------------    ----------------------    ----------------------
                                          Earnings     Earnings     Earnings     Earnings      Earnings     Earnings
                                            per          per          per          per           per          per
                                           Common       Common       Common       Common        Common       Common
                                          Share -      Share -      Share -      Share -       Share -      Share -
                                           Basic       Diluted       Basic       Diluted        Basic       Diluted
                                            ----        ------        ----        ------         ----        ------
         Net income (loss):
          As reported                     $(4,718)     $(4,718)     $ 1,494      $  1,494     $  1,591     $  1,591
          Compensation expense for
           stock, net of tax                  (63)         (63)         (87)          (87)         (65)         (65)
                                          --------     --------     --------     ---------    ---------    ---------

         Pro forma net income (loss)       (4,781)      (4,781)       1,407         1,407        1,526        1,526
                                          ========     ========     =======      ========     ========     ========

         Pro forma earnings per share
          As reported                     $  (0.76)    $  (0.76)    $   0.24     $   0.24     $    0.26    $    0.26
          Compensation expense for
           stock, net of tax                 (0.01)       (0.01)       (0.01)       (0.01)        (0.01)       (0.01)
                                          --------     --------     ---------    ---------    ---------    ----------

         Pro forma net income (loss)
          per share                       $  (0.77)    $  (0.77)    $   0.23     $   0.23     $    0.25    $    0.25
                                          =========    =========    ========     ========     =========    =========





     The pro forma net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.


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

     The provision for income taxes was based on pretax income (loss) from continuing operations before minority interest which was subject to
                                                                             131
     taxation by the following jurisdictions. Domestic pretax income includes the pretax income of U.S. based entities as well as the international branches of these entities (in thousands):

                                     1997           1996            1995
                                     ----           ----            ----

        Pre-Tax income (loss):
           Domestic                $   715         $1,149         $1,013
           Foreign                  (4,169)           833           (785)
                                   --------        ------         -------
           Total                   $(3,454)        $1,982         $  228


     The provision (credit) for income taxes consists of the following (in thousands):

                                              1997        1996        1995
                                              ----        ----        ----
        Current:
           Federal                           $1,053      $  265      $   71
           State                                307         142          51
           Foreign                              223         135         239
                                             ------      ------      ------
                                              1,583         542         361
                                             ------      ------      ------
        Deferred:
           Federal                             (859)       (102)         10
           State                               (263)        (34)         38
           Foreign                           (1,365)        137        (482)
                                             -------     ------      -------
                                             (2,487)          1        (434)
                                                                             132
                                             -------     ------      -------
        Change in valuation allowance         1,399        (218)         65
                                             ------      -------     ------

        Total                                $  495      $  325      $   (8)
                                             ======      ======      =======

     The net deferred tax asset or liability reported on the consolidated balance sheet consist of the following items as of January 2, 1998 and January 3, 1997 (in thousands):

                                                           1997       1996
                                                           ----       ----

      Net current deferred tax assets:
        Allowance for doubtful accounts and discounts    $ 1,111     $  400
        Inventory allowances and tax costing adjustments     236        246
        Deferred compensation                                279        229
        Accrued expenses, not currently deductible           283        125
        Untaxed installment receivables                      (45)      (174)
        Loss carryforwards                                   125        599
        Valuation allowance                                   --         --
                                                         -------     ------
        Total                                            $ 1,989     $1,425
                                                         -------     ------
      Net long-term deferred tax assets:
        Loss carryforwards                               $ 1,752         --
        Valuation allowance                               (1,399)        --
                                                         --------    ------
        Total                                            $   353         --
                                                         -------     ------
      Net long-term deferred tax liabilities:

        Property, plant and equipment                    $   621     $  769
        Investments in limited partnerships                1,198      1,155
        Untaxed installment receivables                      102         --
                                                         -------     ------
        Total                                            $ 1,921     $1,924
                                                         -------     ------
      Net deferred tax asset (liability)                 $   421     $ (499)
                                                         =======     =======

     The loss carryforward amounts shown above relate to foreign operating losses of approximately $6,289,000 which may be carried forward indefinitely. At January 2, 1998, the Company has determined that it is more likely than not that $1,399,000 of the deferred tax assets resulting from foreign operating losses will not be realized.

     The differences between the U.S. statutory federal income tax rate and the effective income tax rate on pretax income from continuing operations before minority interest are summarized as follows:

                                                          1997    1996     1995
                                                          ----    ----     ----

     U.S. federal income tax rate                       (34.0%)  34.0%    34.0%
     State income tax, net of federal benefit             0.8%    3.6%    25.8%
     Detriment (benefit) of valuation allowance
        relating to foreign losses                        40.5%  (11.0%)   28.5%
     Non-deductible expenses and tax-exempt income        0.8%    1.5%    13.4%
     International tax rate differences                   7.7%   (0.6%)   10.3%
     Low-income housing tax credits                      (1.5%)  (9.0%)  (71.6%)
     Adjustment of prior years' estimated
       tax liabilities                                    0.0%   (2.1%)  (43.9%)

                                                           ----   ------  ------

     Effective income tax rate                           14.3%   16.4%    (3.5%)
                                                         =====   =====  ======

     The Company has not recorded deferred income taxes applicable to the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $3,046,000 at January 2, 1998.


13.  DISCONTINUED OPERATIONS:
     -----------------------

     On July 4, 1997, Brookfield Athletic Co., Inc. ("Brookfield"), a wholly owned subsidiary of the Company, sold substantially all of the assets used in the Brookfield business to Brookfield International, Inc. for $6,841,000. The consideration paid equals the net asset value of the Brookfield assets as of July 4, 1997, reduced by certain liabilities that were assumed by Brookfield International, Inc.

     The summarized balance sheet for the discontinued operations as of January 3, 1997 is as follows (in thousands):

               Assets
               ------

                 Current assets
                  Accounts receivable                   $   4,437
                  Inventories                               4,095
                  Prepaid expenses                            491

                                                         --------
                    Total current assets                    9,023

                  Property, plant and equipment, net          190
                  Other assets                                966
                                                         --------

                    Total assets                        $  10,179
                                                         --------

               Liabilities
               -----------

                 Current liabilities
                  Current portion of long-term debt and
                    capital lease obligations           $      36
                  Accounts payable                             30
                  Accrued expenses                            179
                                                         --------

                    Total liabilities                   $     245
                                                         --------

                 Net of discontinued operations          $9,934
                                                         ======


     As of January 3, 1997, the net assets of the discontinued operation have been reclassified and are reflected in current assets in the consolidated balance sheet as of that date.


     As a result of the Brookfield sale, the Company recorded a pre-tax loss of $821,000, (after tax or $0.08 per diluted share). The pre-tax loss includes $278,000 of costs incurred in connection with the disposal of Brookfield, agreed reduction to the selling price of $300,000, as well as operating losses of $243,000, incurred by Brookfield subsequent to the transaction measurement date.

     The results of operations for Brookfield for the fiscal years ended January 2, 1998, January 3, 1997 and January 5, 1996 have been segregated from continuing operations and are reported separately as discontinued operations. Prior year consolidated statements of earnings have been restated to present Brookfield as a discontinued operation.

     The following table summarizes Brookfield's results of operations for the years ended January 2, 1998, January 3, 1997 and January 5, 1996 (in thousands):

                                                     1997     1996      1995
                                                      ---      ---       ---

       Net revenues                                $ 2,381  $ 19,567  $ 24,439

       Costs and expenses                            3,037    19,319    22,647
                                                   -------   -------   -------

       Income (loss) before tax                       (656)      248     1,792

       Income tax expense (benefit)                   (262)      103       723
                                                   --------  -------   -------

       Income (loss) from discontinued operations     (394)      145     1,069

       Loss on disposal of Brookfield Athletic
        Co., Inc., including operating losses
        of  $243 during the phase-out
        period (net of tax benefit of $323)            (498)      --        --
                                                    --------  ------   -------

       Income (loss) from discontinued operations   $  (892)  $  145   $ 1,069
                                                    ========  ======   =======


14.  BUSINESS RESTRUCTURING AND OTHER CHARGES:
     ----------------------------------------

     Results of continuing operations for 1997 include a non-recurring charge of $2,766,000 ($3,089,000 after tax or $0.50 per diluted share) associated with the restructuring of the Company's Australian subsidiary and a non-recurring charge of $850,000 ($508,000 after tax or $0.08 per diluted share ) to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market.

     The restructuring charge attributable to the Company's Australian subsidiary consisted of asset write-downs to estimated realizable values, as follows: accounts receivable of $858,000; inventory of $1,340,000; and prepaid expenses and other assets of $568,000. The Company recorded a deferred tax valuation allowance of $999,000 relating to net operating loss carryforwards of the Australian subsidiary which are not expected to be realized. In addition, the Company forgave $1,691,000 of intercompany trade receivables owed by the Australian subsidiary, resulting in a tax benefit of $676,000.


15.  FOREIGN OPERATIONS, GEOGRAPHIC AREAS,  AND OTHER INCOME:
     -------------------------------------------------------

     During 1997, 1996 and 1995, foreign operations of the Company included the international activities of Hyde International Services, Ltd., Saucony Sports BV, and Saucony Deutschland Vertriebs GmbH, wholly owned foreign subsidiaries; Saucony Canada, Ltd., a majority-owned foreign joint venture Saucony SP Pty Ltd., a 50%-owned foreign joint venture; and Saucony UK, a branch operation of Saucony, Inc.

     The condensed balance sheet of the Company's foreign operations as of January 2, 1998 and January 3, 1997, are as follows (in thousands):

                                                         1997        1996
                                                         ----        ----
         ASSETS:

           Current assets:
            Cash                                       $ 1,390     $ 1,830
            Accounts receivable                          4,116       4,768
            Inventories                                  5,888       8,909
           Other current assets                          1,178       1,127
            Noncurrent assets                              325       1,092
                                                       -------     -------
                                                       $12,897     $17,726
                                                       =======     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY:

           Current liabilities:
            Notes payable                              $ 2,885     $ 1,935
            Current portion of long-term debt            1,308          94
            Accounts payable and accrued expenses        1,465       1,614
            Due to related parties                       8,344       7,161
            Long-term debt                                  --       1,885
            Capitalized lease obligations                   19          31
            Minority interest                              195         488
            Stockholders' equity                        (1,319)      4,518
                                                       --------    -------
                                                       $12,897     $17,726
                                                       =======     =======

     The results of foreign operations included in the consolidated statements of income are as follows (in thousands):

                                                 1997        1996        1995
                                                 ----        ----        ----

       Net sales to unaffiliated parties       $22,412     $23,723     $21,214
       Net sales to affiliated parties
        (eliminated in consolidation)              604         741         738
                                               -------     -------     -------

       Net sales                               $23,016     $24,464     $21,952
                                               =======     =======     =======

       Income (loss) before income
        taxes and minority interest            $(6,109)    $   677     $   632
       Income tax provision (benefit)              225          54        (179)
       Minority interest in income (loss)         (123)        308        (286)
                                               --------    -------     --------

       Net income (loss)                       $(6,211)    $   315     $ 1,097
                                               ========    =======     =======


     The foreign operations changes in stockholders' equity from 1997 to 1996, 1996 to 1995 and 1995 to 1994 were due to the recognition of common stock and paid-in capital amounts offset by income or losses and accumulated translation adjustments.

     The following table summarizes the Company's continuing operations by geographic area for the years ended January 2, 1998, January 3, 1997 and January 5, 1996 and identifiable assets as of January 2, 1998, January 3, 1997 and January 5, 1996 (in thousands):

                                                    1997       1996     1995
                                                    ----       ----     ----
      NET SALES TO UNAFFILIATED PARTIES:

        United States                             $65,602   $ 60,236   $51,061
        International                              28,009     31,105    27,488
                                                  -------   --------   -------
                                                  $93,611   $ 91,341   $78,549
                                                  =======   ========   =======

      INTERNATIONAL NET SALES TO UNAFFILIATED PARTIES:

        International divisions of
         United States parent company             $ 5,597   $  7,382   $ 6,274
        Foreign subsidiaries                       22,412     23,723    21,214
                                                  -------   --------   -------
                                                  $28,009   $ 31,105   $27,488
                                                  =======   ========   =======

      NET SALES BETWEEN GEOGRAPHIC AREAS:

        United States                             $   180   $     44   $   138
        International                               7,430      8,148     8,241
                                                  -------   --------   -------
                                                  $ 7,610   $  8,192   $ 8,379
                                                  =======   ========   =======

      TOTAL NET SALES:

        United States                             $65,782   $ 60,280   $51,199
        International                              35,439     39,253    35,729
        Less:  Inter-area eliminations             (7,610)    (8,192)   (8,379)
                                                  --------  ---------  --------
                                                  $93,611   $ 91,341   $78,549
                                                  =======   ========   =======

      OPERATING PROFIT (LOSS):

        United States                             $ 3,479   $  2,069   $ 2,199
        International                              (5,748)       944      (858)
        Less:  Inter-area eliminations               (297)      (228)      (50)
                                                  --------  ---------  --------
                                                  $(2,566)  $  2,785   $ 1,291
                                                  ========  ========   =======

      IDENTIFIABLE ASSETS:

        United States                             $59,828   $ 66,448   $64,395
        International                              13,142     17,741    14,754
        Less:  Inter-area eliminations            (11,346)   (12,843)   (9,678)
                                                  --------  ---------  --------
                                                  $61,624   $ 71,346   $69,471
                                                  =======   ========   =======

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

     Other income (expense) consists primarily of royalty income, income from short-term investments, income recognized due to the sale or licensing of trademarks, foreign currency transaction exchange gains and losses, and gains or losses from the sale or disposition of assets.


16.  MAJOR CUSTOMER:
     ---------------

     For 1997, 1996 and 1995, the Company did not have a major customer account for more than 10% of gross sales.


17.  ACQUISITIONS:
     ------------

     Saucony Sports B.V.
     -------------------

     On December 11, 1991, the Company entered into a joint venture with a Dutch company to market and distribute Saucony footwear. On December 31, 1991, the Company purchased 51% of the issued and outstanding stock of Saucony
                                                                             143
     Sports BV for $414,000. On June 9, 1993, the Company increased its majority ownership from 51% to 76% by acquiring an additional 25% of the issued and outstanding common stock from the minority shareholder, for $210,000, which equaled the book value of the stock. On December 22, 1997, the Company acquired the remaining issued and outstanding stock owned by the minority stockholder for $140,000 of which $30,000 has been recorded as goodwill.

     At January 2, 1998, January 3, 1997 and January 5, 1996, Saucony Sports BV had assets of $1,889,000, $1,571,000 and $1,595,000; liabilities of
     $930,000, $1,236,000 and $1,455,000; and revenues of $3,170,000, $3,084,000 and $3,216,000, respectively.

     Saucony Canada, Inc.
     --------------------

     On March 1, 1993, the Company acquired 85% of the issued and outstanding stock of a Canadian distributor, Saucony Canada, Inc. The purchase price of $351,000 was financed with available cash of $161,000 and the issuance of a note payable of $189,843. At January 2, 1998, January 3, 1997 and January 5, 1996, Saucony Canada, Inc. had assets of $2,841,000, $2,102,000 and $1,867,000; liabilities of $359,000, $851,000 and $741,000; and
     revenues of $4,199,000, $4,002,000 and $3,777,000, respectively.

     Saucony SP Pty. Ltd.
     --------------------

     Effective July 1, 1993, the Company acquired 50% of the issued and outstanding common stock of an Australian distributor, Saucony SP Pty. Ltd., for $214,000 in cash. The agreement was completed on November 13, 1993. During 1995, the Company increased its investment in Saucony SP Pty. Ltd. by acquiring 28 shares of Cumulative Redeemable Preferred Stock ($1 par) for $2,082,000 in exchange for an equivalent reduction in debt owed to the Company by Saucony SP. The shares, which are redeemable on or after January 1, 1998, provide for cumulative preferential dividends and confer priority to the preferred shareholders, with respect to dividends and return of share capital and share premium. As the fair value of assets acquired equaled the carrying value of the debt reduction, there was no impact on consolidated net income. See Note 14 of Notes to Consolidated Financial Statement regarding the restructuring charge recorded in the fourth quarter of 1997.

     At January 2, 1998, January 3, 1997 and January 5, 1996, Saucony SP Pty. Ltd. had assets of $3,515,000, $9,420,000 and $7,401,000; liabilities of
     $2,692,000, $6,895,000 and $5,528,000; and revenues of $10,333,000,
     $14,024,000 and $11,661,000, respectively.

     Quintana Roo, Inc.
     ------------------

     On August 31, 1995, Quintana Roo, Inc., a newly formed subsidiary of the Company, acquired the assets of a bicycle and wetsuit manufacturer for $112,000 in cash.

     Hind Apparel
     ------------

     On December 20, 1996, the Company acquired the trade name, trademarks, patents and service marks of an athletic apparel manufacturer for $1,250,000 in cash. The entire purchase amount has been recorded as goodwill.

     These acquisitions are accounted for as purchases.


18.  CONCENTRATION OF CREDIT RISK:
     ----------------------------

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

     Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers financial condition but does not generally require collateral. Approximately 31% of the Company's gross trade receivables balance was represented by 8 customers at January 2, 1998, which exposes the Company to a concentration of credit risk.


19.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------

     The carrying value of cash, cash equivalents, receivables, long-term debt and other notes payable approximates fair value. The Company believes similar terms for current long-term debt and other notes payable would be attainable. The fair value of marketable securities is estimated based
                                                                             146
     upon quoted market prices for these securities. The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates. At January 2, 1998, the value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $1,072,000 and to sell U.S. dollars was $146,000. Gains and losses on forward exchange contracts are deferred and offset against foreign currency exchange gains and losses on the underlying hedged item upon consummation of the transaction. At January 2, 1998, estimated fair value of the Company's financial instruments approximated the carrying value.

20.  QUARTERLY INFORMATION:
     ----------------------


















                                                                             147

                                                                   (in thousands, per share amounts in dollars)

             1997                                               Quarter 1    Quarter 2    Quarter 3    Quarter 4
             ----                                                --------     --------     --------    ---------
             Net sales                                          $  25,217    $  24,398    $   24,635   $   19,361
             Gross profit                                           8,585        8,550         8,422        5,883
             Income (loss) from continuing operations                 570         (120)          581       (4,857)
             Income (loss) from discontinued operations              (287)        (348)         (172)         (85)
             Net income (loss)                                        283         (468)          409       (4,942)
             Earnings per share:
               Basic                                                 0.05        (0.07)         0.07        (0.79)
               Diluted                                               0.05        (0.07)         0.07        (0.79)

             1996                                               Quarter 1    Quarter 2    Quarter 3    Quarter 4
             ----                                                --------     --------     --------    ---------

             Net sales                                          $  28,638    $  24,396    $   20,609   $   17,698
             Gross profit                                           8,788        7,542         7,207        6,112
             Income (loss) from continuing operations                 883          227           220           19
             Income (loss) from discontinued operations              (143)        (114)          383           19
             Net income (loss)                                        740          113           603           38
             Earnings per share:
               Basic                                                 0.12         0.02          0.10         0.01
               Diluted                                               0.12         0.02          0.10         0.01


     During the second quarter of 1997, the Company recorded a non-recurring charge of $850,000 ($508,000 after tax, $0.08 per share diluted) to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market.

     During the fourth quarter of 1997, the Company's gross profit was reduced due to the significant decline in gross margin realized by the Company's Australian subsidiary which was due to increased sales of non-current models. In addition, the Company recorded a charge of $2,766,000 ($3,089,000 after tax, or $0.50 per share diluted) associated with the restructuring of the Company's Australian subsidiary, which included a deferred tax valuation allowance of $999,000, and the Company recorded a deferred tax valuation allowance of $400,000 related to net operating loss carryforwards of the Company's German subsidiary which are not expected to be realized.

     Earning per share amounts for each quarter are required to be computed independently and, as a result, their sum may not equal the total earnings per share amounts for fiscal 1997 and fiscal 1996.


21.  SUBSEQUENT EVENT
     ----------------

     In March 1998, the Company entered into an agreement with its joint venture partners in its Australian subsidiary pursuant to which the Company will acquire all of the proprietary interests of such partners in the subsidiary for nominal consideration and the employment of the managing director of
     such subsidiary will be terminated.    The Company expects the closing to
     occur pursuant to such agreement by no later than May 1, 1998.  The
                                                                             149
     Company is in the process of reassessing its operations in Australia and is evaluating several alternative methods of continuing its presence in the Australian market.





























                                                                             150



               HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

   For the Years Ended January 2, 1998, January 3, 1997 and January 5, 1996
   ------------------------------------------------------------------------

                             (dollars in thousands)


                                                            Additions
                                                  Balance   charged to Deductions Balance
                                                 beginning  costs and     from      end
                                                  of year    expenses   reserve   of year
                                                  -------    --------    -------  -------

Year ended January 2, 1998:
  Allowance for doubtful accounts and discounts  $    1,234 $   5,475 $   4,677 $    2,032

Year ended January 3, 1997:
  Allowance for doubtful accounts and discounts  $    940   $   5,269 $   4,975 $    1,234

Year ended January 5, 1996:
  Allowance for doubtful accounts and discounts  $    1,147 $   4,807 $   5,014 $    940

                                 EXHIBIT INDEX
                                                                             151

                                 -------------

Exhibit
Number                        Description                        Page
------                        -----------                        ----

2.0       Asset Purchase Agreement, dated June 27, 1997, between
          Brookfield International, Inc. and Brookfield Athletic Co.,
          Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
          July 4, 1997.                                                      *

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

10.2      Credit Agreement among the Registrant, State Street Bank
          and Trust Company and CoreStates Bank, N.A., dated
          August 31, 1993 is incorporated herein by reference
                                                                             152

          to Exhibit 10.2 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1993 (the
          "1993 10-K Report")                                                *

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



10.7#     Trademark License Agreement, dated as of February 1, 1994, between the Registrant and Leif J. Ostberg, Inc. is incorporated
          herein by reference to Exhibit 10.21 of the 1993 10-K Report       *

10.8**    1993 Equity Incentive Plan, as amended.

10.9**    1993 Director Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                                                                             153

          10-Q for the thirteen weeks ended April 2, 1993, as amended
          (the "1993 Form 10-Q")                                             *

10.10**   VP Bonus Plan is incorporated herein by reference to
          Exhibit 10.19 to the Form S-2                                      *

10.11**   Compensation Agreement between the Registrant and
          James H. Noyes, Jr. is incorporated herein by reference
          to Exhibit 10.3 to the 1993 Form 10-Q                              *

10.12**   Letter Agreement dated March 30, 1995, between the Registrant and Principal Mutual Life Insurance Company is incorporated herein by reference to Exhibit 10.01 of the Registrant's Quarterly Report
          on Form 10-Q for the thirteen weeks ended March 31, 1995           *

10.13# Second and Third Amendments to the Credit Agreement among the Registrant, State Street Bank and Trust Company and CoreStates
          Bank, N.A. is incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year
          ended January 3, 1997.                                             *

21        Subsidiaries of the Registrant

23.1      Consent of Coopers & Lybrand L.L.P.

23.2      Consent of Grant Thornton

27.1 Financial Data Schedule restated for the fiscal year ended January 5, 1996.

27.2      Financial Data Schedule restated for the fiscal year ended January 3,
                                                                             154

          1997, the three months ended April 5, 1996, the six months ended July 5, 1996 and the nine months ended October 4, 1996.

27.3 Financial Data Schedule restated for the fiscal year ended January 2, 1998 and Financial Data Schedule restated for the three months ended April 4, 1997, the six months ended July 4, 1997 and the nine months ended October 3, 1997.



*         Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.

# Confidential treatment previously granted as to certain portions of such document.













                                                                             155
































                                                                             156