Form 10-Q
period 1998-04-03
HYDE ATHLETIC INDUSTRIES INC
filed 1998-05-18
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)
         {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 3, 1998

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

                           Yes   [ X ]     No  [    ]


            Class                            Outstanding as of May 11, 1998

Class A Common Stock-$.33 1/3 Par Value              2,703,227
Class B Common Stock-$.33 1/3 Par Value              3,548,087
                                                     ---------
                                                     6,251,314
                                                     =========






                HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES


                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of April 3, 1998
      and January 2, 1998                                                 3

   Condensed Consolidated Statements of Income for the
      thirteen weeks ended April 3, 1998 and April 4, 1997                4

   Condensed Consolidated Statements of Stockholders' Equity for
      the thirteen weeks ended April 3, 1998 and April 4, 1997            5

   Condensed Consolidated Statements of Cash Flows for the
      thirteen weeks ended April 3, 1998 and April 4, 1997              6-7

   Notes to Condensed Consolidated Financial Statements --
      April 3, 1998                                                    8-10

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 11-12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                13

Signature                                                                14

PART I.  FINANCIAL INFORMATION

                                 HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                   (Unaudited)
                                              (Amounts in thousands)

                                                      ASSETS
                                                                                 April 3,         January 2,
                                                                                   1998              1998
                                                                                   ----              ----
Current assets:
  Cash and cash equivalents                                                    $    2,118       $    4,432
  Marketable securities                                                               173              148
  Accounts receivable                                                              27,605           18,730
  Inventories                                                                      23,126           23,471
  Prepaid expenses and other current assets                                         4,361            3,514
                                                                               ----------       ----------
    Total current assets                                                           57,383           50,295
                                                                               ----------       ----------

Property, plant and equipment, net                                                  8,114            8,135
                                                                               ----------       ----------
Other assets                                                                        3,257            3,194
                                                                               ----------       ----------
Total assets                                                                   $   68,754       $   61,624
                                                                               ==========       ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                $    8,735       $    2,885
  Current maturities of long-term debt                                              2,320            3,639
  Accounts payable                                                                  3,589            3,881
  Accrued expenses and other current liabilities                                    4,909            2,910
                                                                               ----------       ----------
    Total current liabilities                                                      19,553           13,315
                                                                               ----------       ----------

Long-term obligations:
  Long-term debt                                                                      688              771
  Deferred income taxes                                                             1,919            1,921
  Other long-term obligations                                                         147              144
                                                                               ----------       ----------
    Total long-term obligations                                                     2,754            2,836
                                                                               ----------       ----------

Minority interest in consolidated subsidiaries                                        219              195
                                                                               ----------       ----------

Stockholders' equity:
  Common stock, $.33 1/3 par value                                                  2,150            2,150
  Additional paid in capital                                                       15,652           15,652
  Retained earnings                                                                29,961           28,987
  Accumulated translation                                                            (449)            (417)
                                                                               -----------      -----------
    Total                                                                          47,314           46,372

Less:        Common stock held in treasury, at cost                                (1,054)          (1,054)
             Unearned compensation                                                    (32)             (40)
                                                                               -----------      -----------
                                                                                   46,228           45,278
                                                                               ----------       ----------

Total liabilities and stockholders' equity                                     $   68,754       $   61,624
                                                                               ==========       ==========

                             See notes to condensed consolidated financial statements

                                          HYDE ATHLETIC INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1998 AND APRIL 4, 1997
                                                   (Unaudited)
                                  (Amounts in thousands, except per share data)

                                                                                13 Weeks          13 Weeks
                                                                                 Ended             Ended
                                                                             April 3, 1998     April 4, 1997
                                                                             -------------      ------------
Net sales                                                                      $   29,624       $   25,217
Other income (expense)                                                                 76             (151)
                                                                               ----------       -----------
Total revenue                                                                      29,700           25,066
                                                                               ----------       ----------

Costs and expenses
  Cost of sales                                                                    19,651           16,632
  Selling expenses                                                                  4,423            3,964
  General and administrative expenses                                               3,510            3,234
  Interest expense                                                                    221              249
                                                                               ----------       ----------
    Total costs and expenses                                                       27,805           24,079
                                                                               ----------       ----------

Income from continuing operations before income
  taxes and minority interest                                                       1,895              987

Provision for income taxes                                                            898              382
Minority interest in income of consolidated subsidiaries                               23               35
                                                                               ----------       ----------

Income from continuing operations                                                     974              570

Discontinued operations:
  Loss from discontinued operations (net of tax benefit of $190)                        0             (287)
                                                                               ----------       -----------

Net income                                                                     $      974       $      283
                                                                               ==========       ==========

Per share amounts:

Earnings per common share - basic:
  Net income from continuing operations                                        $     0.16       $      0.10
  Loss from discontinued operations                                                  0.00             (0.05)
                                                                               ----------       ------------
Net income per common share - basic                                            $     0.16       $      0.05
                                                                               ==========       ===========

Earnings per common share - diluted:
  Net income from continuing operations                                        $     0.16       $      0.10
  Loss from discontinued operations                                                  0.00             (0.05)
                                                                               ----------       ------------
Net income per common share - diluted                                          $     0.16       $      0.05
                                                                               ==========       ===========

Weighted average common shares and
  equivalents outstanding                                                           6,293            6,270
                                                                               ==========       ==========

Cash dividends per share of common stock                                                0                0
                                                                               ==========       ==========

                             See notes to condensed consolidated financial statements

               HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1998 AND APRIL 4, 1997

                  (Amounts in thousands, except share data)

                                                    Common Stock               Paid-in           Retained
                                             Class A          Class B          Capital           Earnings
                                              ------           ------           ------           --------
Balance, January 3, 1997                     $    902        $  1,243          $  15,581        $  33,705

Amortization of unearned
  compensation                                     --              --                 --               --
Net income                                         --              --                 --              283
Foreign currency translation
  adjustments                                      --              --                 --               --
                                             --------        --------          ---------        ---------

Balance, April 4, 1997                       $    902        $  1,243          $  15,581        $  33,988
                                             ========        ========          =========        =========


Balance, January 2, 1998                     $    902        $  1,248          $  15,652        $  28,987

Amortization of unearned
  compensation                                     --              --                 --               --
Net income                                         --              --                 --              974
Foreign currency translation
  adjustments                                      --              --                 --               --
                                             --------        --------          ---------        ---------

Balance, April 3, 1998                       $    902        $  1,248          $  15,652        $  29,961
                                             ========        ========          =========        =========


                                                                                       Total
                                            Treasury Stock           Unearned       Accumulated   Stockholders'
                                          Shares       Amount      Compensation     Translation       Equity
                                          ------       ------      ------------      ----------       ------
Balance, January 3, 1997                 198,400      $(1,054)        $   (65)       $  (233)        $ 50,079

Amortization of unearned
  compensation                                --           --              10             --               10
Net income                                    --           --              --             --              283
Foreign currency translation
  adjustments                                 --           --              --            (23)             (23)
                                        --------      -------         -------        --------        ---------

Balance, April 4, 1997                   198,400      $(1,054)        $   (55)       $  (256)        $ 50,349
                                        ========      ========        ========       ========        ========


Balance, January 2, 1998                 198,400      $(1,054)        $   (40)       $  (417)        $ 45,278

Amortization of unearned
  compensation                                --           --               8             --                8
Net income                                    --           --              --             --              974
Foreign currency translation
  adjustments                                 --           --              --            (32)             (32)
                                        --------      -------         -------        --------        ---------

Balance, April 3, 1998                   198,400      $(1,054)        $   (32)       $  (449)        $ 46,228
                                        ========      ========        ========       ========        ========


                                      See notes to condensed consolidated financial statements

                                          HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1998 AND APRIL 4, 1997

                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                           (in thousands)

                                                            (Unaudited)
                                                                               April 3,          April 4,
                                                                                 1998              1997
                                                                                 ----              ----
Cash flows from operating activities:

  Net income                                                                   $     974        $     283
                                                                               ---------        ---------

  Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
    Loss from discontinued operations                                                  0              287
    Depreciation and amortization                                                    413              364
    Deferred income tax benefit                                                     (490)            (272)
    Provision for bad debts and discounts                                          1,814            1,624
    Other                                                                            104               95

  Changes in operating assets and liabilities, net effects
    of acquisitions, dispositions and foreign currency
    adjustments:
       Decrease (increase) in assets:
         Marketable securities                                                       (25)               0
         Accounts receivable                                                     (10,565)          (9,057)
         Inventories                                                                 604            1,067
         Prepaid expenses and other current assets                                  (351)            (293)
       Increase (decrease) in liabilities:
         Accounts payable                                                           (345)             513
         Accrued expenses                                                          2,047              (39)
                                                                               ---------        ----------

  Total adjustments                                                               (6,794)          (5,711)
                                                                               ----------       ----------

Net cash used by continuing operations                                            (5,820)          (5,428)

Net cash provided by discontinued operations                                           0            1,340
                                                                               ---------        ---------

Net cash used by operating activities                                             (5,820)          (4,088)
                                                                               ----------       ----------

Cash flows from investing activities:

  Purchase of property, plan and equipment                                          (179)            (213)
  Increase in deferred charges, deposits and other                                  (120)            (260)
  Payments for business acquisitions                                                (624)               0
                                                                               ----------       ---------

Net cash used by investing activities                                               (923)            (473)
                                                                               ----------       ---------

Cash flows from financing activities:

  Net short-term borrowings                                                        4,572            3,885
  Repayment of long-term debt and capital lease obligations                         (100)            (152)
                                                                               ----------       ----------

Net cash provided by financing activities                                          4,472            3,733

Effect of exchange rate changes on cash and
  cash equivalents                                                                   (43)             267
                                                                               ----------       ---------

Net decrease in cash and cash equivalents                                         (2,314)            (561)

Cash and equivalents at beginning of period                                        4,432            2,803
                                                                               ---------        ---------

Cash and equivalents at end of period                                          $   2,118        $   2,242
                                                                               =========        =========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Income taxes, net of refunds                                               $     106        $      30
                                                                               =========        =========

    Interest                                                                   $     129        $     172
                                                                               =========        =========

Non-cash investing and financing activities:

  Property purchased under capital leases                                      $       0        $      30
                                                                               =========        =========


                                      See notes to condensed consolidated financial statements




                         HYDE ATHLETIC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 3, 1998

                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 2, 1998. Operating results for thirteen weeks ended April 3, 1998, are not necessarily indicative of the results for the entire year.


NOTE B - RECLASSIFICATION

On July 4, 1997, Brookfield Athletic Co., Inc. ("Brookfield"), a wholly-owned subsidiary of the Company, sold substantially all of the assets used in the Brookfield business. The results of operations for Brookfield for the thirteen weeks ended April 4, 1997 have been segregated from continuing operations and are reported separately as discontinued operations.


NOTE C - INVENTORIES

Inventories at April 3, 1998 and January 2, 1998 consisted of the following (in thousands):


                                               April 3,     January 2,
                                                 1998          1998
                                                 ----          ----

           Finished goods                      $17,877       $17,534

           Work in progress                        679           514

           Raw materials                         4,570         5,423
                                               -------       -------

                                               $23,126       $23,471
                                               =======       =======







NOTE D - EARNINGS PER SHARE

                                                                           (Unaudited)
                                                           (in thousands, per share amounts in dollars)

                                                        Thirteen Weeks Ended          Thirteen Weeks Ended
                                                           April 3, 1998                 April 4, 1997
                                                     --------------------------    --------------------------

                                                      Earnings       Earnings        Earnings       Earnings
                                                        per            per             per            per
                                                       Common         Common          Common         Common
                                                      Share -        Share -         Share -        Share -
                                                       Basic         Diluted          Basic         Diluted
                                                        ----          ------           ----         -------
Income from continuing operations                    $       974    $       974    $       570     $      570
Loss from discontinued operations                              0              0           (287)          (287)
                                                     -----------    -----------    ------------    -----------
Net income available for common
  shares and assumed conversions                     $       974    $       974    $       283     $      283
                                                     ===========    ===========    ===========     ==========

Weighted average common shares outstanding                 6,251          6,251          6,237          6,237

Effect of dilutive securities:
  Employee stock options                                       0             42              0             33
                                                     -----------    -----------    -----------     ----------

Weighted average common shares and
  equivalents outstanding                                  6,251          6,293          6,237          6,270
                                                     ===========    ===========    ===========     ==========
Earnings per share:
  Income from continuing operations                  $     0.16     $     0.16     $      0.10     $     0.10
  Loss from discontinued operations                        0.00           0.00           (0.05)         (0.05)
                                                     ----------     ----------     ------------    -----------
  Net income                                         $     0.16     $     0.16     $      0.05     $     0.05
                                                     ==========     ==========     ==========      ==========



NOTE E - STATEMENT OF COMPREHENSIVE INCOME
                                                          (in thousands)

                                                     13 Weeks       13 Weeks
                                                      Ended          Ended
                                                  April 3, 1998  April 4, 1997
                                                  -------------   ------------

Net income                                            $  974         $ 283

Other comprehensive income:
  Foreign currency translation adjustments               (32)          (23)
  Income tax benefit related to other
   comprehensive income                                  (12)           (7)
                                                      -------        ------
Other comprehensive income, net of tax                   (20)          (16)
                                                      -------        ------
Comprehensive income                                  $  954         $ 267
                                                      ======         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales (in thousands) and percentages of net sales of the Company's product lines in the thirteen weeks ended April 3, 1998 and April 4, 1997:

                                   1998                    1997
                           ------------------      ------------------

      Saucony              $ 25,851     87.3%      $ 21,266     84.3%
      Other                   3,773     12.7%         3,951     15.7%
                           --------   -------      --------   -------

      Total                $ 29,624    100.0%      $ 25,217    100.0%
                           ========   =======      ========   =======


Thirteen Weeks Ended April 3, 1998 Compared to Thirteen Weeks Ended April 4,
1997


The Company's net income increased 244% to $974,000, or $0.16 per diluted share, in the thirteen weeks ended April 3, 1998 as compared to $283,000, or $0.05 per diluted share, in the thirteen weeks ended April 4, 1997. Income from continuing operations increased 71% to $974,000, or $0.16 per diluted share, in the thirteen weeks ended April 3, 1998, as compared to $570,000, or $0.10 per diluted share, in the thirteen weeks ended April 4, 1997. The Company had a loss from discontinued operations of $287,000, or $0.05 per diluted share, in the thirteen weeks ended April 4, 1997.

The Company's net sales increased 18% to $29,624,000 in the thirteen weeks ended April 3, 1998 from $25,217,000 in the thirteen weeks ended April 4, 1997.

Net sales of the Company's Saucony products increased 22% to $25,851,000 in the thirteen weeks ended April 3, 1998 from $21,266,000 in the thirteen weeks ended April 4, 1997, due primarily to increased footwear unit volume. Saucony domestic net sales increased 27% to $18,988,000 in the thirteen weeks ended April 3, 1998 from $14,915,000 in the thirteen weeks ended April 4, 1997, due primarily to increased footwear unit shipment volume and, to a lesser extent, higher selling prices of the Company's recently introduced products. Saucony foreign net sales increased 8% to $6,863,000 in the thirteen weeks ended April 3, 1998 from $6,351,000 in the thirteen weeks ended April 4, 1997, primarily due to increased footwear unit volume and, to a lesser extent, increased apparel sales.

Net sales of other products decreased 5% to $3,773,000 in the thirteen weeks ended April 3, 1998 from $3,951,000 in the thirteen weeks ended April 4, 1997. Domestic net sales of other products increased 86% to $2,785,000 in the thirteen weeks ended April 3, 1998 from $1,500,000 in the thirteen weeks ended April 4, 1997, due to increased sales of Quintana Roo products and the introduction of Hind and Merlin products, which were not offered by the Company in the thirteen weeks ended April 4, 1997. Foreign net sales of other products decreased 60% to $988,000 in the thirteen weeks ended April 3, 1998 from $2,451,000 in the thirteen weeks ended April 4, 1997, due to decreased sales of non-corporate brands by the Company's Australian subsidiary.

Other income (expense) increased to $76,000 in the thirteen weeks ended April 3, 1998 from ($151,000) in the thirteen weeks ended April 4, 1997 due to decreased foreign currency transaction losses on U.S. dollar-denominated obligations held by certain of the Company's foreign subsidiaries.

The Company's gross profit increased 16% to $9,973,000 in the thirteen weeks ended April 3, 1998 from $8,585,000 in the thirteen weeks ended April 4, 1997. The Company's gross margin decreased to 33.7% in the thirteen weeks ended April 3, 1998 from 34.0% in the thirteen weeks ended April 4, 1997 due to lower margins for Saucony products. The gross margin decrease for Saucony products in the thirteen weeks ended April 3, 1998 resulted from increased domestic sales of lower-margin special make-up footwear, increased foreign sales of non-current models and the continued negative impact of the comparatively stronger U.S. dollar.

Selling, general and administrative expenses increased to $7,933,000, or 26.8% of net sales, in the thirteen weeks ended April 3, 1998 from $7,198,000, or 28.5% of net sales, in the thirteen weeks ended April 4, 1997. Advertising and promotion expenses decreased $95,000 in the thirteen weeks ended April 3, 1998 due to reduced promotional spending by the Company's foreign subsidiaries. Selling expenses increased $554,000 in the thirteen weeks ended April 3, 1998 due to increased selling commissions, increased domestic and foreign sales staffs and increased payroll costs and selling and marketing expenses related to the introduction of Hind apparel. General and administrative expenses increased $276,000 in the thirteen weeks ended April 3, 1998 due to increased domestic payroll costs and increased administrative costs attributable to the introduction of Hind apparel and continued expansion of Quintana Roo's infrastructure.

Interest expense decreased 11% to $221,000 in the thirteen weeks ended April 3, 1998, from $249,000 in the thirteen weeks ended April 4, 1997 due to the paydown of the Company's senior notes.

The provision for income taxes increased to $898,000 in the thirteen weeks ended April 3, 1998 from $382,000 in the thirteen weeks ended April 4, 1997, due primarily to increased pre-tax income from continuing operations. The effective income tax rate increased 23% to 47.4% in the thirteen weeks ended April 3, 1998 from 38.7% in the thirteen weeks ended April 4, 1998, due primarily to a deferred tax valuation allowance recorded in the thirteen weeks ended April 3, 1998, and to a lesser extent, relative effect of fixed tax credits on higher level of pre-tax income in the thirteen weeks ended April 3, 1998. This deferred tax valuation allowance relates to foreign net operating losses that are not expected to be realized.

Liquidity and Capital Resources
-------------------------------

As of April 3, 1998, the Company's cash and cash equivalents totaled $2,118,000, a decrease of $2,314,000 from January 2, 1998. The decrease was the result of increase in accounts receivable of $8,751,000, net of the provision for bad debt and discounts of $1,814,000, offset somewhat by an increase in accrued liabilities of $2,047,000 and an increase in short-term borrowings of $4,572,000. The increase in accounts receivable is due to increased net sales of the Company's Saucony and Hind products in the thirteen weeks ended April 3, 1998. The Company's days sales outstanding for its accounts receivable decreased to 85 days in the thirteen weeks ended April 3, 1998 from 92 days in the thirteen weeks ended April 4, 1997. Inventories decreased in the thirteen weeks ended April 3, 1998 due to lower raw material requirements. The Company's inventory turns ratio increased to 3.4 turns in the thirteen weeks ended April 3, 1998 from 2.8 turns in the thirteen weeks ended April 4, 1997 due to improved domestic inventory management.

For the thirteen weeks ended April 3, 1998, the Company used $5,820,000 of net cash in operating activities, expended $179,000 to acquire capital assets, expended $624,000 to acquire the assets of Merlin Metalworks, Inc., expended $100,000 to reduce long-term debt and increased short-term borrowings by $4,572,000 to finance working capital requirements.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows for the thirteen weeks ended April 3, 1998, included an increase of $351,000 in prepaid expenses (due to advance payments for certain selling and administrative expenses), a decrease of $345,000 in accounts payable (due to the timing of inventory purchases) and an increase in accrued expenses of $2,047,000 (due to increased administrative costs and increased income tax accruals resulting from higher pre-tax earnings). The weakening of the U.S. dollar decreased the value of cash and cash equivalents by $43,000.

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

Year 2000
---------

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

SFAS 131
--------

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




PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

       10.1 - Letter Agreement dated February 20, 1998, between Registrant and State Street Bank and Trust Company.

       10.2 - Letter Agreement dated April 2, 1998, among Registrant, State Street Bank and Trust Company and CoreState Bank, N.A.

       27.0 - Financial Data Schedule

       99.1 - Certain Factors That May Affect Future Results, set out on pages 25-27 of the Company's Annual Report on Form 10-K for the period ended January 2, 1998. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.

b.     Reports on Form 8-K

         None.







                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Hyde Athletic Industries, Inc.


Date:   May 15, 1998                           By: /s/ Charles A. Gottesman
                                               ----------------------------
                                               Charles A. Gottesman
                                               Executive Vice President
                                               Chief Operating Officer
                                               (Duly authorized officer and
                                               principal financial officer)