Form 10-Q
period 1998-08-03
SAUCONY INC
filed 1998-08-14
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

         {x}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 3, 1998

                                       OR

        {  }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                         Commission File Number 0-05083

                                 SAUCONY, INC.
             (Exact name of registrant as specified in its charter)


    Massachusetts                                   04-1465840
(State or other jurisdiction of      (I.R.S. employer identification number)
incorporation or organization)

      Centennial Industrial Park, 13 Centennial Drive, Peabody, MA  01960
                    (Address of principal executive offices)

                                  978-532-9000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]    No [     ]

            Class                          Outstanding as of August 11, 1998

Class A Common Stock-$.33 1/3 Par Value                2,704,027
Class B Common Stock-$.33 1/3 Par Value                3,572,987
                                                        --------
                                                       6,277,014
                                                        ========





                         SAUCONY, INC. AND SUBSIDIARIES


                                     INDEX



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of July 3, 1998
     and January 2, 1998                                                  3

   Condensed Consolidated Statements of Income for the
     thirteen weeks and twenty-six weeks ended July 3, 1998
     and July 4, 1997                                                     4

   Condensed Consolidated Statements of Stockholders' Equity for
     the twenty-six weeks ended July 3, 1998 and July 4, 1997             5

   Condensed Consolidated Statements of Cash Flows for the
     twenty-six weeks ended July 3, 1998 and July 4, 1997               6 - 7

   Notes to Condensed Consolidated Financial Statements -
     July 3, 1998                                                       8 - 11


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 12 - 17


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              18
Item 5.  Stockholder Proposals for the 1999 Annual Meeting of
   Stockholders                                                           18
Item 6.  Exhibits and Reports on Form 8-K                                 19

Signature                                                                 20






                                                   SAUCONY, INC. AND SUBSIDIARIES
                                               Condensed Consolidated Balance Sheets

                                                            (Unaudited)
                                                           (in thousands)

                                                               ASSETS
                                                                               July 3,          January 2,
                                                                                 1998              1998
                                                                              ----------        ---------
Current assets:
  Cash and cash equivalents                                                    $    2,817       $    4,432
  Marketable securities                                                               187              148
  Accounts receivable                                                              22,686           18,730
  Inventories                                                                      24,363           23,471
  Prepaid expenses and other current assets                                         3,292            3,514
                                                                               ----------       ----------
    Total current assets                                                           53,345           50,295
                                                                               ----------       ----------

Property, plant and equipment, net                                                  8,027            8,135
                                                                               ----------       ----------
Other assets                                                                        3,102            3,194
                                                                               ----------       ----------
Total assets                                                                   $   64,474       $   61,624
                                                                               ==========       ==========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                $    6,191       $    2,885
  Current maturities of long term debt                                                313            3,639
  Accounts payable                                                                  3,477            3,881
  Accrued expenses and other current liabilities                                    4,794            2,910
                                                                               ----------       ----------
    Total current liabilities                                                      14,775           13,315
                                                                               ----------       ----------

Long-term obligations:
  Long-term debt                                                                      615              771
  Deferred income taxes                                                             1,911            1,921
  Other long-term obligations                                                         150              144
                                                                               ----------       ----------
    Total long-term obligations                                                     2,676            2,836
                                                                               ----------       ----------

Minority interest in consolidated subsidiaries                                        213              195
                                                                               ----------       ----------

Stockholders' equity:
  Common stock, $.33 1/3 par value                                                  2,158            2,150
  Additional paid in capital                                                       15,729           15,652
  Retained earnings                                                                30,634           28,987
  Accumulated translation                                                            (633)            (417)
                                                                               -----------      -----------
    Total                                                                          47,888           46,372

Less:
  Common stock held in treasury, at cost                                           (1,054)          (1,054)
  Unearned compensation                                                               (24)             (40)
                                                                               -----------      -----------
                                                                                   46,810           45,278
                                                                               ----------       ----------
Total liabilities and stockholders' equity                                     $   64,474       $   61,624
                                                                               ==========       ==========

                                      See notes to condensed consolidated financial statements




                                                   SAUCONY, INC. AND SUBSIDIARIES
                                            Condensed Consolidated Statements of Income
                          For the Thirteen Weeks and Twenty-Six Weeks Ended July 3, 1998 and July 4, 1997

                                                            (Unaudited)
                                               (in thousands, except per share data)

                                                                13 Weeks     13 Weeks     26 Weeks     26 Weeks
                                                                 Ended        Ended        Ended        Ended
                                                                July 3,      July 4,      July 3,      July 4,
                                                                  1998         1997         1998         1997
                                                                 ------       ------       ------       ------
Net sales                                                       $ 26,562     $ 24,398     $  56,186    $  49,615
Other income (expense)                                               130          101           206          (50)
                                                                --------     --------     ---------    ----------
Total revenue                                                     26,692       24,499        56,392       49,565
                                                                --------     --------     ---------    ---------

Costs and expenses
  Cost of sales                                                   16,480       15,848        36,131       32,480
  Selling expenses                                                 4,779        4,565         9,202        8,529
  General and administrative expenses                              4,070        3,458         7,580        6,692
  Writedown of assets                                                  0          850             0          850
  Interest expense                                                   195          251           416          500
                                                                --------     --------     ---------    ---------
    Total costs and expenses                                      25,524       24,972        53,329       49,051
                                                                --------     --------     ---------    ---------

Income (loss) from continuing operations before
  income taxes and minority interest                               1,168         (473)        3,063          514

Provision (benefit) for income taxes                                 494         (171)        1,392          211

Minority interest in income (loss) of consolidated subsidiaries        1         (182)           24         (147)
                                                                --------     ---------    ---------    ----------

Income (loss) from continuing operations                             673         (120)        1,647          450

Discontinued operations:
  Loss from discontinued operations (net of tax
    (expense) benefit of $72 and $262, respectively)                   0         (107)            0         (394)

  Loss on disposal of Brookfield Athletic Co., Inc.
    including operating loss of $94 during the
    phase out period (net of tax benefit of $153)                      0         (241)            0         (241)
                                                                --------     ---------    ---------    ----------

Net income (loss)                                               $    673     $   (468)    $   1,647    $    (185)
                                                                ========     =========    =========    ==========

Per share amounts:

Earnings per common share - basic:
  Net income (loss) from continuing operations                  $    0.11    $  (0.02)    $    0.26    $   0.07
  Loss from discontinued operations                                  0.00       (0.05)         0.00       (0.10)
                                                                ---------    ---------    ---------    --------
Net income (loss) per common share - basic                      $    0.11    $  (0.07)    $    0.26    $  (0.03)
                                                                =========    =========    =========    ========

Earnings per common share - diluted:
  Net income (loss) from continuing operations                  $    0.11    $  (0.02)    $    0.26    $   0.07
  Loss from discontinued operations                                  0.00       (0.05)         0.00       (0.10)
                                                                ---------    ---------    ---------    --------
Net income (loss) per common share - diluted                    $    0.11    $  (0.07)    $    0.26    $  (0.03)
                                                                =========    =========    =========    ========

Weighted average common shares and equivalents outstanding         6,342        6,237         6,348        6,272
                                                                ========     ========     =========    =========

Cash dividends per share of common stock                               0            0             0            0
                                                                ========     ========     =========    =========

                                      See notes to condensed consolidated financial statements


                                                   SAUCONY, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Stockholders' Equity
                                    For the Twenty-Six Weeks Ended July 3, 1998 and July 4, 1997

                                             (Amounts in thousands, except share data)


                                                                    Common Stock          Paid-in      Retained
                                                                Class A      Class B      Capital      Earnings
                                                                -------      -------      -------      --------
Balance, January 3, 1997                                        $    902     $  1,243     $  15,581    $  33,705
Amortization of unearned compensation                                  0            0             0            0
Net loss                                                               0            0             0         (185)
Foreign currency translation adjustments                               0            0             0            0
                                                                --------     --------     ---------    ---------
Balance, July 4, 1997                                           $    902     $  1,243     $  15,581    $  33,520
                                                                ========     ========     =========    =========


Balance, January 2, 1998                                        $    902     $  1,248     $  15,652    $  28,987
Issuance of 25,500 shares of common
  stock, stock option exercise                                         0            8            77            0
Amortization of unearned compensation                                  0            0             0            0
Net income                                                             0            0             0        1,647
Foreign currency translation adjustments                               0            0             0            0
                                                                --------     --------     ---------    ---------
Balance, July 3, 1998                                           $    902     $  1,256     $  15,729    $  30,634
                                                                ========     ========     =========    =========



                                                                                                            Total
                                                   Treasury Stock           Unearned     Accumulated     Stockholders'
                                                Shares         Amount     Compensation   Translation         Equity
                                                ------         ------     -----------    -----------        --------
Balance, January 3, 1997                        198,400      $  (1,054)      $  (65)        $  (233)       $  50,079
Amortization of unearned compensation                 0              0           21               0               21
Net loss                                              0              0            0               0             (185)
Foreign currency translation adjustments              0              0            0             (22)             (22)
                                              ---------      ---------       ------         --------       ----------
Balance, July 4, 1997                           198,400      $  (1,054)      $  (44)        $  (255)       $  49,893
                                              =========      ==========      =======        ========       =========


Balance, January 2, 1998                        198,400      $  (1,054)      $  (40)        $  (417)       $  45,278
Issuance of 25,500 shares of common
  stock, stock option exercise                        0              0            0               0               85
Amortization of unearned compensation                 0              0           16               0               16
Net income                                            0              0            0               0            1,647
Foreign currency translation adjustments              0              0            0            (216)            (216)
                                              ---------      ---------       ------         --------       ----------
Balance, July 3, 1998                           198,400      $  (1,054)      $  (24)        $  (633)       $  46,810
                                              =========      ==========      =======        ========       =========

                                      See notes to condensed consolidated financial statements




                                                   SAUCONY, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1998 AND JULY 4, 1997

                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                           (in thousands)

                                                            (Unaudited)


                                                                               July 3,             July 4,
                                                                                 1998                1997
                                                                                ------              ------
Cash flows from operating activities:

  Net income (loss)                                                            $   1,647           $   (185)
                                                                               ---------           ---------

  Adjustment to reconcile net income to net cash
   provided (used) by operating activities:
    Loss from discontinued operations                                                  0                635
    Depreciation and amortization                                                    843                720
    Deferred income tax provision (benefit)                                         (222)            (1,024)
    Provision for bad debts and discounts                                          2,685              2,927
    Writedown of assets                                                                0                850
    Other                                                                            194               (130)

Changes in operating assets and liabilities, net effect of
  acquisitions, dispositions and foreign currency adjustments:
  Decrease (increase) in assets:
   Marketable securities                                                             (39)               58
   Accounts receivable                                                            (6,632)           (6,479)
   Inventories                                                                      (835)           (1,851)
   Prepaid expenses and other current assets                                         440              (554)
  Increase (decrease) in liabilities:
   Accounts payable                                                                 (439)              (101)
   Accrued expenses                                                                1,975                283
                                                                                   ------             ------

  Total adjustments                                                               (2,030)            (4,396)
                                                                                   -------           --------

Net cash used by continuing operations                                              (383)            (4,581)

Net cash provided by discontinued operations                                           0              2,157
                                                                                   ------            ------

Net cash used by operating activities                                               (383)            (2,424)
                                                                                   ------            -------

Cash flows from investing activities:

 Purchases of property, plant and equipment                                         (499)             (485)
 Increase in deferred charges, deposits and other                                   (180)             (364)
 Proceeds from sale of equipment                                                      15                 3
 Proceeds from sale of Brookfield Athletic Co., Inc.                                   0             6,000
 Payments for business acquisitions                                                 (579)                0
                                                                                   -------           -------

Net cash provided (used) by investing activities                                  (1,243)            5,154
                                                                                 -------            ------


Cash flows from financing activities:

 Net short-term borrowings                                                         2,143              (870)
 Repayment of long-term debt and capital lease obligations                       (2,178)            (2,223)
 Issuances of common stock, including options                                         85                 0
                                                                                 --------           -------

Net cash provided (used) by financing activities                                      50            (3,093)

Effect of exchange rate changes on cash and
 cash equivalents                                                                    (39)              405
                                                                                  --------          -------

Net increase (decrease) in cash and cash equivalents                              (1,615)               42

Cash and equivalents at beginning of period                                        4,432             2,803
                                                                                 --------           -------

Cash and equivalents at end of period                                            $ 2,817           $ 2,845
                                                                                 ========          ========

Supplemental disclosure of cash flow information:

 Cash paid during the period for:
  Income taxes, net of refunds                                                   $   218           $  196
                                                                                 ========          ========

  Interest                                                                       $   413           $  546
                                                                                 ========          ========

Non-cash investing and financing activities:

 Property purchased under capital leases                                         $     0           $   66
                                                                                 ========          =======



                                      See notes to condensed consolidated financial statements





                                 SAUCONY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1998

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 2, 1998. Operating results for the twenty-six weeks ended July 3, 1998, are not necessarily indicative of the results for the entire year.


NOTE B - RECLASSIFICATION

On July 4, 1997, Brookfield Athletic Co., Inc. ("Brookfield"), a wholly-owned subsidiary of the Company sold substantially all of the assets used in the Brookfield business. The results of operations for Brookfield for the thirteen weeks and twenty-six weeks ended July 4, 1997 have been segregated from continuing operations and are reported separately as discontinued operations.



NOTE C - INVENTORIES

Inventories at July 3, 1998 and January 2, 1998 consisted of the following:


                                          July 3,    January 2,
                                            1998        1998
                                          ------      ------

            Finished goods                $19,304     $17,534
            Work in progress                 583         514
            Raw materials                  4,476       5,423
                                          ------      ------
                                          $24,363     $23,471
                                          =======     =======





NOTE D - EARNINGS PER SHARE
                                                                          (Unaudited)

                                                        (amounts in thousands, except per share amounts)

                                                          Thirteen Weeks                Thirteen Weeks
                                                        Ended July 3, 1998            Ended July 4, 1997
                                                     -----------------------       ------------------------
                                                     Earnings       Earnings        Earnings       Earnings
                                                       per            per             per            per
                                                      Common         Common          Common         Common
                                                     Share -        Share -         Share -        Share -
                                                      Basic         Diluted          Basic         Diluted
                                                     -------        --------        --------       --------
Consolidated income

Income (loss) from continuing operations             $    673       $     673      $    (120)      $   (120)
Loss from discontinued operations                           0               0           (348)          (348)
                                                     --------       ---------      ----------      ---------
Net income (loss) available for common
  shares and assumed conversions                     $    673       $     673      $    (468)      $   (468)
                                                     ========       =========      ==========      =========

Weighted average common shares
  outstanding                                           6,262           6,262          6,237          6,237

Effect of dilutive securities:
  Employee stock options                                    0              80              0              0
                                                     --------       ---------      ---------       --------
                                                        6,262           6,342          6,237          6,237
                                                     --------       ---------      ---------       --------

Earnings per share:
  Income (loss) from continuing operations           $   0.11       $   0.11       $   (0.02)      $  (0.02)
  Loss from discontinued operations                      0.00           0.00           (0.05)         (0.05)
                                                     -------        --------       ----------      --------
  Net income (loss)                                  $   0.11       $   0.11       $   (0.07)      $  (0.07)
                                                     =======        ========       ==========      ========





NOTE D - EARNINGS PER SHARE, Continued



                                                         Twenty-Six Weeks              Twenty-Six Weeks
                                                        Ended July 3, 1998            Ended July 4, 1997
                                                     -----------------------       ------------------------
                                                     Earnings       Earnings        Earnings       Earnings
                                                       per            per             per            per
                                                      Common         Common          Common         Common
                                                     Share -        Share -         Share -        Share -
                                                      Basic         Diluted          Basic         Diluted
                                                    ---------      ---------       ---------       --------
Consolidated income

Income from continuing operations                    $  1,647       $   1,647      $     450       $    450
Loss from discontinued operations                           0               0           (635)          (635)
                                                     --------       ---------      ----------      ---------
Net income (loss) available for common
  shares and assumed conversions                     $  1,647       $   1,647      $    (185)      $   (185)
                                                     ========       =========      ==========      =========

Weighted average common shares
  outstanding                                           6,267           6,267          6,237          6,237

Effect of dilutive securities:
  Employee stock options                                    0              81              0             35
                                                     --------       ---------      ---------       --------
                                                        6,267           6,348          6,237          6,272
                                                     --------       ---------      ---------       --------

Earnings per share:
  Income (loss) from continuing operations           $   0.26       $   0.26       $    0.07       $   0.07
  Loss from discontinued operations                      0.00           0.00           (0.10)         (0.10)
                                                     --------       --------       ----------      --------
  Net income (loss)                                  $   0.26       $   0.26       $   (0.03)      $  (0.03)
                                                     ========       ========       ==========      =========




NOTE E - STATEMENT OF COMPREHENSIVE INCOME

                                                                         (Unaudited)
                                                                        (in thousands)

                                                     13 Weeks       13 Weeks        26 Weeks       26 Weeks
                                                      Ended          Ended           Ended          Ended
                                                     July 3,        July 4,         July 3,        July 4,
                                                       1998           1997            1998           1997
                                                     --------       --------        --------       --------

Net income (loss)                                    $    673       $    (468)     $   1,647       $   (185)

Other comprehensive income (loss):
  Foreign currency translation adjustment                (184)              0           (216)           (23)
  Income tax expense (benefit) related to
    other comprehensive income (loss)                     (74)              5            (86)            (2)
                                                     ---------      ---------      ----------      ---------

Other comprehensive income (loss), net of tax            (110)             (5)          (130)           (21)
                                                     ---------      ----------     ----------      ---------

Comprehensive income (loss)                          $    563       $    (473)     $   1,517       $   (206)
                                                     ========       ==========     =========       =========





NOTE F - SUBSEQUENT EVENT

On July 30, 1998, Saucony SP Pty Limited ("Saucony SP"), the Company's wholly-owned Australian subsidiary, entered into an agreement to sell certain of its assets used in Saucony SP's footwear business to Acier Sportswear Pty Limited ("Acier"). The purchase price for the assets, which per the agreement cannot exceed A$2,500,000, will be determined based upon the lower of the cost or net realizable value of the assets as agreed to by both parties. The transaction is expected to be completed by August 14, 1998.

In conjunction with the asset sale, the Company entered into a distribution agreement with Acier. Under the terms of the distribution agreement Acier was granted exclusive rights to distribute Saucony footwear and Saucony accessories in Australia and New Zealand for a term of three years with an option for an additional three year term.

Saucony SP is currently in negotiations to sell certain of its assets used in Saucony SP's apparel business to Apex Sports Pty Limited ("Apex"). The purchase price for the assets will be determined based upon the lower of the cost or net realizable value of the assets as agreed to by both parties. The transaction is expected to be completed by August 31, 1998.

In conjunction with the anticipated asset sale and as a condition precedent to entering the agreement, the Company entered into a license agreement with Apex. Under the terms of the license agreement, Apex was granted exclusive rights to use the Saucony trademark on apparel distributed in Australia and New Zealand for a term of three years with an option for an additional three year terms.

The Company does not expect these transactions to have a material impact on the consolidated financial statements for the quarter ending October 2, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales and percentages of net sales of the Company's product lines in the thirteen and twenty-six weeks ended July 3, 1998 and July 4, 1997, respectively (in thousands):

               Thirteen Weeks Ended July 3, 1998 and July 4, 1997
               --------------------------------------------------

                                          1998                 1997
                                    ---------------      ---------------
                                       $      %             $       %
                                     -----  -----         ------  ------


         Saucony                    $21,624    81.4%     $21,139    86.6%
         Other                        4,938    18.6%       3,259    13.4%
                                    -------  -------     -------  -------

         Total                      $26,562   100.0%     $24,398   100.0%
                                    =======  =======     =======  =======



              Twenty-Six Weeks Ended July 3, 1998 and July 4, 1997
              ----------------------------------------------------

                                          1998                 1997
                                    ----------------     ---------------
                                       $      %             $       %
                                     ------ ------        ------  ------

         Saucony                    $47,475    84.5%     $42,405    85.5%
         Other                        8,711    15.5%       7,210    14.5%
                                    -------  -------     -------  -------

         Total                      $56,186   100.0%     $49,615   100.0%
                                    =======  =======     =======  =======




Thirteen Weeks Ended July 3, 1998 Compared to Thirteen Weeks Ended July 4, 1997
-------------------------------------------------------------------------------

The Company's net income increased to $673,000, or $0.11 per diluted share, in the thirteen weeks ended July 3, 1998 as compared to a net loss of $468,000, or $0.07 per diluted share, in the thirteen weeks ended July 4, 1997. Income from continuing operations increased to $673,000, or $0.11 per diluted share, in the thirteen weeks ended July 3, 1998, as compared to a loss of $120,000, or $0.02 per diluted share, in the thirteen weeks ended July 4, 1997. The Company had a loss from discontinued operations of $348,000, or $0.05 per diluted share, in the thirteen weeks ended July 4, 1997.

The Company's net sales increased 9% to $26,562,000 in the thirteen weeks ended July 3, 1998 from $24,398,000 in the thirteen weeks ended July 4, 1997.

Net sales of the Company's Saucony products increased 2% to $21,624,000 in the thirteen weeks ended July 3, 1998 from $21,139,000 in the thirteen weeks ended July 4, 1997, due primarily to increased footwear unit volume. Saucony domestic net sales increased 6% to $17,163,000 in the thirteen weeks ended July 3, 1998 from $16,260,000 in the thirteen weeks ended July 4, 1997, due primarily to increased footwear unit shipment volume. Saucony foreign net sales decreased 9% to $4,461,000 in the thirteen weeks ended July 3, 1998 from $4,879,000 in the thirteen weeks ended July 4, 1997, primarily due to decreased footwear unit volume, and, to a lesser extent, unfavorable currency exchange, offset in part by increased apparel sales.

Net sales of other products increased 52% to $4,938,000 in the thirteen weeks ended July 3, 1998 from $3,259,000 in the thirteen weeks ended July 4, 1997. Domestic net sales of other products increased 90% to $3,815,000 in the thirteen weeks ended July 3, 1998 from $2,013,000 in the thirteen weeks ended July 4, 1997, due to increased sales of Quintana Roo products and Hind products and the introduction of Merlin products, which were not offered by the Company in the thirteen weeks ended July 4, 1997. Foreign net sales of other products decreased 10% to $1,123,000 in the thirteen weeks ended July 3, 1998 from $1,246,000 in the thirteen weeks ended July 4, 1997, due to decreased sales of non-corporate brands by the Company's Australian subsidiary.

Other income increased 29% to $130,000 in the thirteen weeks ended July 3, 1998 from $101,000 in the thirteen weeks ended July 4, 1997 due to decreased foreign currency transaction losses on U.S. dollar-denominated obligations held by certain of the Company's foreign subsidiaries and the receipt of proceeds from an insurance settlement.

The Company's gross profit increased 18% to $10,082,000 in the thirteen weeks ended July 3, 1998 from $8,550,000 in the thirteen weeks ended July 4, 1997.
The Company's gross margin increased to 38.0% in the thirteen weeks ended July 3, 1998 from 35.0% in the thirteen weeks ended July 4, 1997 due to higher margins for both Saucony products and other products. The gross margin increase for Saucony products in the thirteen weeks ended July 3, 1998 resulted from increased domestic sales of higher-margin in-line footwear, offset in part by increased foreign inventory cost and the continued negative impact of the comparatively stronger U.S. dollar. The gross margin increase for other products in the thirteen weeks ended July 3, 1998 resulted from decreased sales of non-current models by the Company's Australian subsidiary, as compared to the thirteen weeks ended July 4, 1997.

Selling, general and administrative expenses increased to $8,849,000, or 33.3% of net sales, in the thirteen weeks ended July 3, 1998 from $8,023,000, or 32.9% of net sales, in the thirteen weeks ended July 4, 1997. Advertising and promotion expenses decreased $93,000 in the thirteen weeks ended July 3, 1998 due to reduced promotional spending by the Company's foreign subsidiaries. Selling expenses increased $307,000 in the thirteen weeks ended July 3, 1998 due to increased domestic and foreign payroll costs and selling and marketing expenses related to the introduction of Saucony apparel, Hind apparel and Merlin bicycles. General and administrative expenses increased $612,000 in the thirteen weeks ended July 3, 1997 due to increased domestic payroll costs and increased administrative costs attributable to the continued expansion of the Hind apparel and Quintana Roo infrastructures.

In the thirteen weeks ended July 4, 1997 the Company recorded a non-recurring charge of $850,000 ($508,000 after tax or $0.08 per diluted share) to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market. In such period, the Company also recorded a non-recurring charge of $394,000 which included operating losses of $94,000 during the phase-out period ($241,000 after tax or $0.04 per diluted share) in connection with the disposal of the assets of Brookfield Athletic Co., Inc., a wholly-owned subsidiary of the Company.

Interest expense decreased 22% to $195,000 in the thirteen weeks ended July 3, 1998, from $251,000 in the thirteen weeks ended July 4, 1997, due to the paydown in April, 1998 of the Company's senior notes and lower domestic borrowings under the Company's credit facility.

The provision (benefit) for income taxes increased to $494,000 in the thirteen weeks ended July 3, 1998 from ($171,000) in the thirteen weeks ended July 4, 1997, due primarily to increased pre-tax income from continuing operations. The effective income tax rate increased 6.1% to 42.3% in the thirteen weeks ended July 3, 1998 from 36.2% in the thirteen weeks ended July 4, 1997, due primarily to the deferred tax valuation allowance recorded in the thirteen weeks ended July 3, 1998, and to a lesser extent, the relative effect of fixed tax credits on a higher level of pre-tax income in the thirteen weeks ended July 3, 1998. This deferred tax valuation allowance relates to foreign net operating losses for which tax benefits are not expected to be realized.


Twenty-Six Weeks Ended July 3, 1998 Compared to Twenty-Six Weeks Ended July 3, 1997


The Company's net income increased to $1,647,000, or $0.26 per diluted share, in the twenty-six weeks ended July 3, 1998 as compared to a net loss of $185,000, or $0.03 per diluted share, in the twenty-six weeks ended July 4, 1997. Income from continuing operations increased to $1,647,000, or $0.26 per diluted share, in the twenty-six weeks ended July 3, 1998, as compared to $450,000, or $0.07 per diluted share, in the twenty-six weeks ended July 4, 1997. The Company had a loss from discontinued operations of $635,000, or $0.10 per diluted share, in the twenty-six weeks ended July 4, 1997.

The Company's net sales increased 13% to $56,186,000 in the twenty-six weeks ended July 3, 1998 from $49,615,000 in the twenty-six weeks ended July 4, 1997.

Net sales of the Company's Saucony products increased 12% to $47,475,000 in the twenty-six weeks ended July 3, 1998 from $42,405,000 in the twenty-six weeks ended July 4, 1997, due primarily to increased footwear unit volume. Saucony domestic net sales increased 16% to $36,151,000 in the twenty-six weeks ended July 3, 1998 from $31,175,000 in the twenty-six weeks ended July 4, 1997, due primarily to increased footwear unit shipment volume. Saucony foreign net sales increased 1% to $11,324,000 in the twenty-six weeks ended July 3, 1998 from $11,230,000 in the twenty-six weeks ended July 4, 1997, primarily due to higher selling prices and increased apparel sales, offset in part by decreased unit volume and unfavorable currency exchange.

Net sales of other products increased 21% to $8,711,000 in the twenty-six weeks ended July 3, 1998 from $7,210,000 in the twenty-six weeks ended July 4, 1997. Domestic net sales of other products increased 88% to $6,600,000 in the twenty-six weeks ended July 3, 1998 from $3,513,000 in the twenty-six weeks ended July 4, 1997, due to increased sales of Quintana Roo products and Hind products and the introduction of Merlin products, which were not offered by the Company in the twenty-six weeks ended July 4, 1997. Foreign net sales of other products decreased 43% to $2,111,000 in the twenty-six weeks ended July 3, 1998 from $3,697,000 in the twenty-six weeks ended July 4, 1997, due to decreased sales of non-corporate brands by the Company's Australian subsidiary.

Other income (expense) increased to $206,000 in the twenty-six weeks ended July 3, 1998 from ($50,000) in the twenty-six weeks ended July 4, 1997 due primarily to decreased foreign currency transaction losses on U.S. dollar-denominated obligations held by certain of the Company's foreign subsidiaries and, to a lesser extent, the receipt of proceeds from an insurance settlement.

The Company's gross profit increased 17% to $20,055,000 in the twenty-six weeks ended July 3, 1998 from $17,135,000 in the twenty-six weeks ended July 4, 1997. The Company's gross margin increased to 35.7% in the twenty-six weeks ended July 3, 1998 from 34.5% in the twenty-six weeks ended July 4, 1997 due to higher margins for both Saucony products and other products. The gross margin increase for Saucony products in the twenty-six weeks ended July 3, 1998 resulted from increased domestic sales of higher-margin in-line footwear, offset in part by increased foreign inventory cost and the continued negative impact of the comparatively stronger U.S. dollar. The gross margin increase for other products in the twenty-six weeks ended July 3, 1998 resulted from decreased sales of non-current models by the Company's Australian subsidiary, as compared to the twenty-six weeks ended July 4, 1997.

Selling, general and administrative expenses increased to $16,782,000, or 29.9% of net sales, in the twenty-six weeks ended July 3, 1998 from $15,221,000, or 30.7% of net sales, in the twenty-six weeks ended July 4, 1997. Advertising and promotion expenses decreased $188,000 in the twenty-six weeks ended July 3, 1998 due to reduced promotional spending by the Company's foreign subsidiaries. Selling expenses increased $861,000 in the twenty-six weeks ended July 3, 1998 due to increased selling commissions, increased domestic and foreign payroll costs and selling and marketing expenses related to the introduction of Saucony apparel, Hind apparel and Merlin bicycles. General and administrative expenses increased $888,000 in the twenty-six weeks ended July 3, 1997 due to increased domestic payroll costs, increased provisions for doubtful accounts, increased depreciation and amortization and increased administrative costs attributable to the continued expansion of the Hind apparel and Quintana Roo infrastructures.

In the twenty-six weeks ended July 4, 1997 the Company recorded a non-recurring charge of $850,000 ($508,000 after tax or $0.08 per diluted share) to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market. In addition, the Company recorded a non-recurring charge of $394,000 which included operating losses of $94,000 during the phase-out period ($241,000 after tax or $0.04 per diluted share) in connection with the disposal of the assets of Brookfield Athletic Co., Inc., a wholly-owned subsidiary of the Company.

Interest expense decreased 17% to $416,000 in the twenty-six weeks ended July 3, 1998, from $500,000 in the twenty-six weeks ended July 4, 1997, due to the paydown in April, 1998 of the Company's senior notes and lower domestic borrowings under the Company's credit facility.

The provision for income taxes increased to $1,392,000 in the twenty-six weeks ended July 3, 1998 from $211,000 in the twenty-six weeks ended July 4, 1997, due primarily to increased pre-tax income from continuing operations. The effective income tax rate increased 4.3% to 45.4% in the twenty-six weeks ended July 3, 1998 from 41.1% in the twenty-six weeks ended July 4, 1997, due primarily to the deferred tax valuation allowance recorded in the twenty-six weeks ended July 3, 1998, and to a lesser extent, the relative effect of fixed tax credits on a higher level of pre-tax income in the twenty-six weeks ended July 3, 1998. This deferred tax valuation allowance relates to foreign net operating losses for which tax benefits are not expected to be realized.


Liquidity and Capital Resources
-------------------------------

As of July 3, 1998, the Company's cash and cash equivalents totaled $2,817,000, a decrease of $1,615,000 from January 2, 1998. The decrease was the result of an increase in accounts receivable of $3,947,000, net of the provision for bad debt and discounts of $2,685,000, offset somewhat by an increase in accrued liabilities of $1,975,000 and an increase in short-term borrowings of $2,143,000. The increase in accounts receivable was due to increased net sales of the Company's Saucony and Hind products in the twenty-six weeks ended July 3, 1998. The Company's days sales outstanding for its accounts receivable decreased to 74 days in the twenty-six weeks ended July 3, 1998 from 78 days in the twenty-six weeks ended July 4, 1997. Inventories increased in the twenty-six weeks ended July 3, 1998 due to increases in Hind apparel and Quintana Roo/Merlin inventories. The Company's inventory turns ratio increased to 3.0 turns in the twenty-six weeks ended July 3, 1998 from 2.6 turns in the twenty-six weeks ended July 4, 1997 due to improved domestic inventory management and lower levels of inventory.

For the twenty-six weeks ended July 3, 1998, the Company used $383,000 of net cash in operating activities, expended $499,000 to acquire capital assets, expended $579,000 to acquire the assets of Merlin Metalworks, Inc., expended $2,178,000 to reduce long-term debt, increased short-term borrowings by $2,143,000 to finance working capital requirements and received $85,000 from the issuance of common stock in connection with the exercise of employee stock options.


Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows for the twenty-six weeks ended July 3, 1998, included a decrease of $440,000 in prepaid expenses (due to a decrease in advance payments for certain selling and administrative expenses), a decrease of $439,000 in accounts payable (due to the timing of inventory purchases) and an increase in accrued expenses of $1,975,000 (due to increased administrative costs and increased income tax accruals resulting from higher pre-tax earnings). The weakening of the U.S. dollar decreased the value of cash and cash equivalents by $39,000.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investments needs and debt service payments.


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


Year 2000
---------

The Company has evaluated and documented the effect of the turn-of-the-century on its computer hardware, operating systems and software applications. A plan is in place to correct year 2000 problems in the Company's long-term, technical assets. This plan is substantially funded by existing maintenance contracts and by normal, recurring upgrades to the computer systems. Management does not expect correcting year 2000 problems in the Company's long-term technical assets to have a material impact on the Company's consolidated financial position.

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





SFAS 131
--------

The Financial Accounting Standards Board issued Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June 1997. SFAS 131 establishes the reporting standards for operating segments in annual financial statements and requires selected information on operating segments in interim financial statements. SFAS 131 revises the disclosure requirements for segment reporting by defining the characteristics and quantitative thresholds for which segment information is required to be disclosed. SFAS 131 is effective for fiscal years commencing after December 15, 1997, application of which is not required to interim periods during the initial year of adoption. The Company expects to incorporate the added disclosure requirements of SFAS 131 into its Form 10-K filing for the fiscal year ended January 1, 1999.


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

At the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 21, 1998, the following matters were acted upon by the stockholders of the Company:

1. The election of John H. Fisher, Phyllis H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., and John J. Neuhauser as directors of the Company.

2. The authorization of an Amendment to the Company's Restated Articles of Organization, as amended, to change the name of the Company to Saucony, Inc.

3. The ratification of the selection by the Board of Directors of Coopers & Lybrand, L.L.P. as the Company's independent auditors for the current 1998 fiscal year.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                 Votes      Votes                   Broker
                                  For      Against   Abstentions  Non-votes
                                 ------    -------   -----------  ---------
1.    Election of Directors

      John H. Fisher           2,240,809     96,152       N.A.        N.A.
      Phyllis H. Fisher        2,240,809     96,152       N.A.        N.A.
      Charles A. Gottesman     2,240,809     96,152       N.A.        N.A.
      Robert J. LeFort, Jr.    2,240,809     96,152       N.A.        N.A.
      John. J. Neuhauser       2,240,809     96,152       N.A.        N.A.

2.    Authorization of Name
       Change                  2,316,015     16,676      4,270      709,923

3.    Ratification of Independent
       Auditors                2,303,499     31,300      2,162        N.A.


ITEM 5 - Stockholder Proposals for the 1999 Annual Meeting of Stockholders
--------------------------------------------------------------------------

As set forth in the Company's proxy statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934 (the "Exchange Act") for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Company on or before December 28, 1998.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 13, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.    Exhibits

      27.0 - Financial Data Schedule

      99.1 - Certain Factors that May Effect Future Results, set out on pages 25-27 of the Company's Annual Report on Form 10-K for the period ended January 2, 1998. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.

b.    Reports on Form 8-K

     On May 28, 1998, the Company filed a Current Report on Form 8-K dated May 13, 1998 pursuant to which the Company reported the acquisition by Hyde International Services Limited, a wholly-owned subsidiary of the Company, of an additional 50% interest in the Company's Australian subsidiary, Saucony S.P., Pty Limited, pursuant to a share sale agreement dated April 2, 1998 by and among Hyde International Services Limited and Sheldon B. Pozniak and Frances K. Pozniak.

     On June 2, 1998, the Company filed a Current Report on Form 8-K dated May 21, 1998 pursuant to which the Company reported filing Articles of Amendment to its Restated Articles of Organization, as amended, changing its name to Saucony, Inc.



                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUCONY, INC.


By: /s/ Charles A. Gottesman
    ------------------------
Charles A. Gottesman
Executive Vice President
Chief Operating Officer
(Duly authorized officer and principal financial officer)


Date:  August 14, 1998