Form 10-Q
period 1998-10-02
SAUCONY INC
filed 1998-11-13
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

         {x}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly report ended October 2, 1998

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

                            Yes [ X ]    No [     ]

            Class                          Outstanding as of November 9, 1998

Class A Common Stock-$.33 1/3 Par Value                2,689,027
Class B Common Stock-$.33 1/3 Par Value                3,493,487
                                                        --------
                                                       6,182,514
                                                       ==========





                         SAUCONY, INC. AND SUBSIDIARIES


                                     INDEX



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of October 2, 1998
     and January 2, 1998

   Condensed Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended October 2, 1998 and October 3, 1997, respectively

   Condensed Consolidated Statements of Stockholders' Equity for the thirty-nine weeks ended October 2, 1998 and October 3, 1997

   Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 2, 1998 and October 3, 1997

   Notes to Condensed Consolidated Financial Statements -
     October 2, 1998


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signature






                                                   SAUCONY, INC. AND SUBSIDIARIES
                                                Condensed Consolidated Balance Sheet

                                                            (Unaudited)
                                                           (in thousands)

                                                               ASSETS
                                                                              October 2         January 2,
                                                                                 1998              1998
                                                                               -------           --------
Current assets:
  Cash and cash equivalents                                                    $   2,701        $   4,432
  Marketable securities                                                              137              148
  Accounts receivable                                                             22,561           18,730
  Inventories                                                                     22,946           23,471
  Prepaid expenses and other current assets                                        3,909            3,514
                                                                               ---------        ---------
    Total current assets                                                          52,254           50,295
                                                                               ---------        ---------

Property, plant and equipment, net                                                 7,950            8,135
                                                                               ---------        ---------

Other assets                                                                       3,012            3,194
                                                                               ---------        ---------

Total assets                                                                   $  63,216        $  61,624
                                                                               =========        =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable                                                                $   3,575        $   2,885
  Current maturities of long term debt                                               306            3,639
  Accounts payable                                                                 3,224            3,881
  Accrued expenses and other current liabilities                                   6,256            2,910
                                                                               ---------        ---------
    Total current assets                                                          13,361           13,315
                                                                               ---------        ---------

Long-term obligations:
  Long-term debt                                                                     559              771
  Deferred income taxes                                                            1,918            1,921
  Other long-term obligations                                                        153              144
                                                                               ---------        ---------
    Total long-term obligations                                                    2,630            2,836
                                                                               ---------        ---------

Minority interest in consolidated subsidiaries                                       208              195
                                                                               ---------        ---------

Stockholders' equity:
  Common stock, $.33 1/3 par value                                                 2,158            2,150
  Additional paid in capital                                                      15,729           15,652
  Retained earnings                                                               31,434           28,987
  Accumulated translation                                                           (696)            (417)
                                                                               ----------       ----------
    Total                                                                         48,625           46,372

Less:  Common stock held in treasury, at cost                                     (1,591)          (1,054)
       Unearned compensation                                                         (17)             (40)
                                                                               ----------       ----------
                                                                                  47,017           45,278
                                                                               ----------       ---------

Total liabilities and stockholders' equity                                     $  63,216        $  61,624
                                                                               =========        =========

                                      See notes to condensed consolidated financial statements



                                                   SAUCONY, INC. AND SUBSIDIARIES
                                            Condensed Consolidated Statements of Income
                       For the Thirteen Weeks and Thirty-Nine Weeks Ended October 2, 1998 and October 3, 1997

                                                            (Unaudited)
                                               (in thousands, except per share data)
                                                                Thirteen     Thirteen   Thirty-Nine  Thirty-Nine
                                                                 Weeks        Weeks        Weeks        Weeks
                                                                 Ended        Ended        Ended        Ended
                                                               October 2,   October 3,   October 2,   October 3,
                                                                  1998         1997         1998         1997
                                                                -------      -------      -------      -------
Net sales                                                       $ 26,056     $ 24,635     $  82,242    $  74,251
Other income                                                         362          314           568          263
                                                                --------     --------     ---------    ---------
Total revenue                                                     26,418       24,949        82,810       74,514
                                                                --------     --------     ---------    ---------

Costs and expenses
  Cost of sales                                                   16,806       16,214        52,937       48,694
  Selling expenses                                                 4,331        4,076        13,533       12,605
  General and administrative expenses                              3,819        3,449        11,399       10,141
  Writedown of assets                                                  0            0             0          850
  Interest expense                                                   160          165           576          665
                                                                --------     --------     ---------    ---------
    Total costs and expenses                                      25,116       23,904        78,445       72,955
                                                                --------     --------     ---------    ---------

Income from continuing operations before
  income taxes and minority interest                               1,302        1,045         4,365        1,559

Provision for income taxes                                           497          418         1,889          629

Minority interest in income (loss) of consolidated subsidiaries        5           46            29         (101)
                                                                --------     --------     ---------    ----------

Income from continuing operations                                    800          581         2,447        1,031

Discontinued operations:
  Loss from discontinued operations (net of tax benefit $262)          0            0             0         (394)

  Loss on disposal of Brookfield Athletic Co., Inc. including operating loss of $94 during the phase out period (net
    of tax benefit of $128 and $281, respectively)                     0         (172)            0         (413)
                                                                --------     ---------    ---------    ----------

Net income                                                      $    800     $    409     $   2,447    $     224
                                                                ========     ========     =========    =========

Per share amounts:
  Earnings per common share - basic:
    Net income from continuing operations                       $    0.13    $   0.09     $    0.38    $   0.17
    Loss from discontinued operations                                0.00       (0.02)         0.00       (0.13)
                                                                ---------    ---------    ---------    --------
  Net income per common share - basic                           $    0.13    $   0.07     $    0.38    $   0.04
                                                                =========    ========     =========    =======

  Earnings per common share - diluted:
    Net income from continuing operations                       $    0.13    $   0.09     $    0.38    $   0.17
    Loss from discontinued operations                                0.00       (0.02)         0.00       (0.13)
                                                                ---------    ---------    ---------    --------
  Net income per common share - diluted                         $    0.13    $   0.07     $    0.38    $   0.04
                                                                =========    ========     =========    ========

Weighted average common shares and equivalents outstanding         6,363        6,264         6,374        6,269
                                                                ========     ========     =========    =========

Cash dividends per share of common stock                               0            0             0            0
                                                                ========     ========     =========    =========

                                          See condensed consolidated financial statements


                                                   SAUCONY, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Stockholders' Equity
                                For the Thirty-Nine Weeks Ended October 2, 1998 and October 3, 1997

                                             (Amounts in thousands, except share data)

                                                                     Common Stock         Paid-in      Retained
                                                                Class A      Class B      Capital      Earnings
                                                                -------      -------      --------     --------
Balance, January 3, 1997                                        $    902     $  1,243     $  15,581    $  33,705

Issuance of below market options                                       0            0             8            0

Amortization of unearned compensation                                  0            0             0            0

Net income                                                             0            0             0          224

Foreign currency translation adjustments                               0            0             0            0
                                                                --------     --------     ---------    ---------

Balance, October 3, 1997                                        $    902     $  1,243     $  15,589    $  33,929
                                                                ========     ========     =========    =========


Balance, January 2, 1998                                        $    902     $  1,248     $  15,652    $  28,987

Issuance of 25,500 shares of common
  stock, stock option exercise                                         0            8            77            0

Amortization of unearned compensation                                  0            0             0            0

Acquisition of 95,400 shares of common stock, at cost                  0            0             0            0

Net income                                                             0            0             0        2,447

Foreign currency translation adjustments                               0            0             0            0
                                                                --------     --------     ---------    ---------

Balance, October 2, 1998                                        $    902     $  1,256     $  15,729    $  31,434
                                                                ========     ========     =========    =========


                                                                                                              Total
                                                   Treasury Stock           Unearned     Accumulated     Stockholders'
                                                Shares         Amount     Compensation   Translation         Equity
                                               -------        -------     ------------   -----------       ----------
Balance, January 3, 1997                        198,400      $  (1,054)      $  (65)        $  (233)       $  50,079

Issuance of below market options                      0              0            0               0                8

Amortization of unearned compensation                 0              0           31               0               31

Net income                                            0              0            0               0              224

Foreign currency translation adjustments              0              0            0             (30)             (30)
                                              ---------      ---------       ------         --------       ----------

Balance, October 3, 1997                        198,400      $  (1,054)      $  (34)        $  (263)       $  50,312
                                              =========      ==========      =======        ========       =========



Balance, January 2, 1998                        198,400      $  (1,054)      $  (40)        $  (417)       $  45,278

Issuance of 25,500 shares of common
  stock, stock option exercise                        0              0            0               0               85

Amortization of unearned compensation                 0              0           23               0               23

Acquisition of 95,400 shares of common
  stock, at cost                                 95,400           (537)           0               0             (537)

Net income                                            0              0            0               0            2,447

Foreign currency translation adjustments              0              0            0            (279)            (279)
                                              ---------      ---------       ------         --------       ----------

Balance, October 2, 1998                        293,800      $  (1,591)      $  (17)        $  (696)       $  47,017
                                              =========      ==========      =======        ========       =========

                                      See notes to condensed consolidated financial statements


                                                   SAUCONY, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                For The Thirty-Nine Weeks Ended October 2, 1998 And October 3, 1997

                                          Increase (Decrease) In Cash And Cash Equivalents
                                                           (in thousands)

                                                            (Unaudited)

                                                                               October 2,       October 3,
                                                                                  1998             1997
                                                                                -------          -------
Cash flows from operating activities:

  Net income                                                                   $    2,447       $      224
                                                                               ----------       ----------

  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Loss from discontinued operations                                                0              807
       Depreciation and amortization                                                1,295            1,159
       Deferred income tax benefit                                                   (663)          (1,067)
       Provision for bad debts and discounts                                        3,821            3,965
       Writedown of assets                                                              0              850
       Other                                                                          264              (65)

  Changes in operating assets and liabilities, net of
    effects of acquisitions, dispositions and foreign
    currency adjustments:
       Decrease (increase) in assets:
         Marketable securities                                                         11               97
         Accounts receivable                                                       (7,604)          (7,118)
         Inventories                                                                1,196              488
         Prepaid expenses and other current assets                                    323             (471)
       Increase (decrease) in liabilities:
         Accounts payable                                                            (728)            (582)
         Accrued expenses                                                           3,465               58
                                                                               ----------       ----------

  Total adjustments                                                                1,380           (1,879)
                                                                              ----------       ----------

Net cash provided (used) by continuing operations                                  3,827           (1,655)

Net cash provided by discontinued operations                                           0            2,307
                                                                              ----------       -----------

Net cash provided by operating activities                                          3,827              652
                                                                              ----------       -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                                         (716)            (647)
 Increase in deferred charges, deposits and other                                   (249)            (380)
 Proceeds from sale of equipment                                                      61                3
 Proceeds from sale of Brookfield Athletic Co., Inc.                                   0            6,000
 Payments for business acquisitions, net of cash acquired                           (863)               0
                                                                              -----------      -----------

Net cash provided (used) by investing activities                                  (1,767)           4,976
                                                                              -----------      ----------


Cash flows from financing activities:
 Net short-term borrowings                                                          (565)          (1,150)
 Repayment of long term debt and capital lease obligations                        (2,268)          (2,382)
 Common stock repurchased                                                           (537)               0
 Issuances of common stock, including options                                         85                0
                                                                              -----------      -----------

Net cash used by financing activities                                             (3,285)          (3,532)

Effect of exchange rate changes on cash and cash equivalents                        (506)             545
                                                                              -----------     -----------

Net increase (decrease) in cash and cash equivalents                              (1,731)           2,641

Cash and equivalents at beginning of period                                        4,432            2,803
                                                                              ----------       -----------

Cash and equivalents at end of period                                         $    2,701       $    5,444
                                                                              ==========       ===========


Supplemental disclosure of cash flow information:

 Cash paid during the period for:

  Income taxes, net of refunds                                                $     246        $      233
                                                                              ==========       ==========

  Interest                                                                    $     526        $      631
                                                                              ==========       ==========

Non-cash investing and financing activities:

 Property purchased under capital leases                                      $      26        $       66
                                                                              ==========       ==========

                                          See condensed consolidated financial statements





                                 SAUCONY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 2, 1998

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 2, 1998. Operating results for the thirty-nine weeks ended October 2, 1998, are not necessarily indicative of the results for the entire year.


NOTE B - RECLASSIFICATION

On July 4, 1997, Brookfield Athletic Co., Inc. ("Brookfield"), a wholly-owned subsidiary of the Company, sold substantially all of the assets used in the Brookfield business. The results of operations for Brookfield for the thirteen weeks and thirty-nine weeks ended October 3, 1997 have been segregated from continuing operations and are reported separately as discontinued operations.


NOTE C - INVENTORIES

Inventories at October 2, 1998 and January 2, 1998 consisted of the following:


                                         October 2,  January 2,
                                            1998        1998
                                           ------      ------

            Finished goods                $18,110     $17,534
            Work in progress                  664         514
            Raw materials                   4,172       5,423
                                          -------     -------
                                          $22,946     $23,471
                                          =======     =======








NOTE D - EARNINGS PER SHARE
                                                                          (Unaudited)
                                                        (amounts in thousands, except per share amounts)

                                                          Thirteen Weeks                Thirteen Weeks
                                                      ended October 2, 1998         ended October 3, 1997
                                                      ---------------------         ---------------------

                                                   Earnings per   Earnings per    Earnings per   Earnings per
                                                      Common         Common          Common         Common
                                                     Share -        Share -         Share -        Share -
                                                      Basic         Diluted          Basic         Diluted
                                                     -------        -------         -------        -------
Consolidated income

Income from continuing operations                    $    800       $     800      $     581       $    581
Loss from discontinued operations                           0               0           (172)          (172)
                                                     --------       ---------      ----------      ---------
Net income available for common
  shares and assumed conversions                     $    800       $     800      $     409       $    409
                                                     ========       =========      =========       ========

Weighted average common shares
  and equivalents outstanding                           6,229           6,229          6,237          6,237

Effect of dilutive securities:
  Employee stock options                                    0             134              0             27
                                                     --------       ---------      ---------       --------
                                                        6,229           6,363          6,237          6,264
                                                     --------       ---------      ---------       --------

Earnings per share:
  Income from continuing operations                  $   0.13       $   0.13       $    0.09       $   0.09
  Loss from discontinued operations                      0.00           0.00           (0.02)         (0.02)
                                                     -------        --------       ----------      --------
  Net income                                         $   0.13       $   0.13       $    0.07       $   0.07
                                                     =======        ========       =========       ========


                                                        Thirty-Nine Weeks             Thirty-Nine Weeks
                                                      ended October 2, 1998         ended October 3, 1997
                                                      ---------------------         ---------------------

                                                   Earnings per   Earnings per    Earnings per   Earnings per
                                                      Common         Common          Common         Common
                                                     Share -        Share -         Share -        Share -
                                                      Basic         Diluted          Basic         Diluted
                                                     -------        -------         -------        --------
Consolidated income

Income from continuing operations                    $  2,447       $   2,447      $   1,031       $  1,031
Loss from discontinued operations                           0               0           (807)          (807)
                                                     --------       ---------      ----------      ---------
Net income available for common
  shares and assumed conversions                     $  2,447       $   2,447      $     224       $    224
                                                     ========       =========      =========       ========

Weighted average common shares
  and equivalents outstanding                           6,235           6,235          6,237          6,237

Effect of dilutive securities:
  Employee stock options                                    0             139              0             32
                                                     --------       ---------      ---------       --------
                                                        6,235           6,374          6,237          6,269
                                                     --------       ---------      ---------       --------
Earnings per share:
  Income from continuing operations                  $   0.39       $   0.38       $    0.17       $   0.17
  Loss from discontinued operations                      0.00           0.00           (0.13)         (0.13)
                                                     --------        --------       ----------      --------
  Net income                                         $   0.39       $   0.38       $    0.04       $   0.04
                                                     =======        ========       =========       ========




NOTE E - STATEMENT OF COMPREHENSIVE INCOME

                                                                         (Unaudited)
                                                           (in thousands; except per share amounts)


                                                    Thirteen       Thirteen        Thirty-Nine    Thirty-Nine
                                                     Weeks          Weeks             Weeks          Weeks
                                                     Ended          Ended             Ended          Ended
                                                   October 2,     October 3,        October 2,     October 3,
                                                      1998           1997              1998           1997
                                                    -------        --------          --------       --------

Net income                                           $    800       $     409      $   2,447       $    224

Other comprehensive loss:
  Foreign currency translation adjustments                (63)             (7)          (279)           (30)
  Income tax benefit related to other
    comprehensive loss                                    (38)             (2)          (124)            (4)
                                                     ---------      ----------     ----------      ---------

Other comprehensive loss, net of tax                      (25)             (5)          (155)           (26)
                                                     ---------      ----------     ----------      ---------

Comprehensive income                                 $    775       $     404      $   2,292       $    198
                                                     ========       =========      =========       ========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales and the percentages of net sales of the Company's Saucony and other product lines in the thirteen weeks and thirty-nine weeks ended October 2, 1998 and October 3, 1997, respectively (in thousands):

            Thirteen Weeks Ended October 2, 1998 and October 3, 1997
            --------------------------------------------------------

                                          1998                 1997
                                    ---------------       --------------
                                       $      %             $       %
                                    ------- -----         ------  -----
         Saucony                    $20,976   80.5%      $20,709   84.1%
         Other                        5,080   19.5%        3,926   15.9%
                                     ------   ------      ------   ------

         Total                      $26,056  100.0%      $24,635  100.0%
                                    =======  ======      =======  ======


          Thirty-Nine Weeks Ended October 2, 1998 and October 3, 1997
          -----------------------------------------------------------

                                          1998                 1997
                                     -------------         ------------
                                       $      %             $       %
                                     ------  ----         ------   ----

       Saucony                    $ 68,451   83.2%      $ 63,115   85.0%
       Other                        13,791   16.8%        11,136   15.0%
                                  --------  -------     ---------  -----

       Total                      $ 82,242  100.0%      $ 74,251  100.0%
                                  ========= ======      ========  ======


Thirteen Weeks Ended October 2, 1998 Compared to Thirteen Weeks Ended October 3, 1997


The Company's net income increased to $800,000, or $0.13 per diluted share, in the thirteen weeks ended October 2, 1998 as compared to net income of $409,000, or $0.07 per diluted share, in the thirteen weeks ended October 3, 1997. Income from continuing operations increased to $800,000, or $0.13 per diluted share, in the thirteen weeks ended October 2, 1998, as compared to income from continuing operations of $581,000, or $0.09 per diluted share, in the thirteen weeks ended October 3, 1997. The Company had a loss from discontinued operations of $172,000, or $0.02 per diluted share, in the thirteen weeks ended October 3, 1997.

The Company's net sales increased 6% to $26,056,000 in the thirteen weeks ended October 2, 1998 from $24,635,000 in the thirteen weeks ended October 3, 1997.

Net sales of the Company's Saucony products increased 1% to $20,976,000 in the thirteen weeks ended October 2, 1998 from $20,709,000 in the thirteen weeks ended October 3, 1997, due primarily to increased footwear unit volume. Saucony domestic net sales increased 16% to $16,523,000 in the thirteen weeks ended October 2, 1998 from $14,221,000 in the thirteen weeks ended October 3, 1997, due primarily to strong sales of the Company's Jazz Original shoes. Saucony foreign net sales decreased 31% to $4,453,000 in the thirteen weeks ended October 2, 1998 from $6,488,000 in the thirteen weeks ended October 3, 1997, primarily due to decreased footwear unit volume caused by the termination of the Company's Australian operations, reduced sales by the Company's foreign distributors and, to a lesser extent, unfavorable currency exchange.

Net sales of other products increased 29% to $5,080,000 in the thirteen weeks ended October 2, 1998 from $3,926,000 in the thirteen weeks ended October 3, 1997. Domestic net sales of other products increased 47% to $4,424,000 in the thirteen weeks ended October 2, 1998 from $3,016,000 in the thirteen weeks ended October 3, 1997, due to increased sales of Quintana Roo products and Hind apparel products and the introduction of Merlin bicycle products, which were not offered by the Company in the thirteen weeks ended October 3, 1997. Foreign net sales of other products decreased 28% to $656,000 in the thirteen weeks ended October 2, 1998 from $910,000 in the thirteen weeks ended October 3, 1997, due to decreased sales of non-corporate brands caused by the termination of the Company's Australian operations.

Other income increased 15% to $362,000 in the thirteen weeks ended October 2, 1998 from $314,000 in the thirteen weeks ended October 3, 1997 due to foreign currency transaction gains on U.S. dollar-denominated obligations held by certain of the Company's foreign subsidiaries, offset in part by decreased royalty income in the thirteen weeks ended October 2, 1998.

The Company's gross profit increased 10% to $9,250,000 in the thirteen weeks ended October 2, 1998 from $8,421,000 in the thirteen weeks ended October 3, 1997. The Company's gross margin increased to 35.5% in the thirteen weeks ended October 2, 1998 from 34.2% in the thirteen weeks ended October 3, 1997 due to higher margins for Saucony products. The gross margin increase for Saucony products in the thirteen weeks ended October 2, 1998 resulted from increased domestic net sales of higher-margin inline footwear, offset in part by the inventory liquidation by the Company's Australian subsidiary and the continued negative impact of the comparatively stronger U.S. dollar. The gross margin for other products decreased in the thirteen weeks ended October 2, 1998 as a result of poor margin performance realized by the Company's bicycle brands and Hind apparel.

Selling, general and administrative expenses increased to $8,150,000, or 31.3% of net sales, in the thirteen weeks ended October 2, 1998 from $7,525,000, or 30.5% of net sales, in the thirteen weeks ended October 3, 1997. Advertising and promotion expenses decreased $63,000 in the thirteen weeks ended October 2, 1998 due to reduced promotional spending by the Company's foreign subsidiaries. Selling expenses increased $318,000 in the thirteen weeks ended October 2, 1998 due to increased domestic and foreign payroll costs and selling and marketing expenses related to the introduction of Hind apparel and to the Quintana Roo and Merlin bicycle brands. General and administrative expenses increased $370,000 in the thirteen weeks ended October 2, 1998 due to increased domestic payroll costs, increased legal and other professional fees, increased administrative costs attributable to the continued expansion of the Hind apparel and Quintana Roo infrastructures and the absence of reimbursement of corporate services from the discontinued Brookfield operations.

The Company recorded a charge of $300,000 ($172,000 after tax, or $0.02 per diluted share) in the thirteen weeks ended October 3, 1997 to reflect the agreed upon Closing Balance Sheet in connection with the disposal of the assets of Brookfield Athletic Co., Inc., a wholly-owned subsidiary of the Company.

Interest expense decreased 3% to $160,000 in the thirteen weeks ended October 2, 1998, from $165,000 in the thirteen weeks ended October 3, 1997, due to the pay down in April, 1998 of the Company's senior notes, offset by increased domestic borrowings under the Company's credit facility.

The provision for income taxes increased to $497,000 in the thirteen weeks ended October 2, 1998 from $418,000 in the thirteen weeks ended October 3, 1997, due primarily to increased pre-tax income from continuing operations. The effective income tax rate decreased 1.8% to 38.2% in the thirteen weeks ended October 2, 1998 from 40.0% in the thirteen weeks ended October 3, 1997, due primarily to a change in the composition of domestic and foreign pretax profits.



Thirty-Nine Weeks Ended October 2, 1998 Compared to Thirty-Nine Weeks Ended October 3, 1997

The Company's net income increased to $2,447,000, or $0.38 per diluted share, in the thirty-nine weeks ended October 2, 1998 as compared to net income of $224,000, or $0.04 per diluted share, in the thirty-nine weeks ended October 3, 1997. Income from continuing operations increased to $2,447,000, or $0.38 per diluted share, in the thirty-nine weeks ended October 2, 1998, as compared to income from continuing operations of $1,031,000, or $0.17 per diluted share, in the thirty-nine weeks ended October 3, 1997. The Company had a loss from discontinued operations of $807,000, or $0.13 per diluted share, in the thirty-nine weeks ended October 3, 1997.

The Company's net sales increased 11% to $82,242,000 in the thirty-nine weeks ended October 2, 1998 from $74,251,000 in the thirty-nine weeks ended October 3, 1997.

Net sales of the Company's Saucony products increased 8% to $68,451,000 in the thirty-nine weeks ended October 2, 1998 from $63,115,000 in the thirty-nine weeks ended October 3, 1997, due primarily to increased footwear unit volume. Saucony domestic net sales increased 16% to $52,674,000 in the thirty-nine weeks ended October 2, 1998 from $45,396,000 in the thirty-nine weeks ended October 3, 1997, due primarily to strong sales of the Company's Jazz Original shoes. Saucony foreign net sales decreased 11% to $15,777,000 in the thirty-nine weeks ended October 2, 1998 from $17,719,000 in the thirty-nine weeks ended October 3, 1997, primarily due to decreased footwear unit volume caused by the termination of the Company's Australian operations, reduced sales by the Company's foreign distributors and unfavorable currency exchange.

Net sales of other products increased 24% to $13,791,000 in the thirty-nine weeks ended October 2, 1998 from $11,136,000 in the thirty-nine weeks ended October 3, 1997. Domestic net sales of other products increased 69% to $11,025,000 in the thirty-nine weeks ended October 2, 1998 from $6,529,000 in the thirty-nine weeks ended October 3, 1997, due to increased sales of Quintana Roo products and Hind apparel products and the introduction of Merlin bicycle products, which were not offered by the Company in the thirty-nine weeks ended October 3, 1997. Foreign net sales of other products decreased 40% to $2,766,000 in the thirty-nine weeks ended October 2, 1998 from $4,607,000 in the thirty-nine weeks ended October 3, 1997, due to decreased sales of non-corporate brands caused by the termination of the Company's Australian operations.

Other income increased 116% to $568,000 in the thirty-nine weeks ended October 2, 1998 from $263,000 in the thirty-nine weeks ended October 3, 1997, due to foreign currency transaction gains on U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries and, to a lesser extent, the receipt of proceeds from an insurance settlement, offset in part by decreased royalty income in the thirty-nine weeks ended October 2, 1998.

The Company's gross profit increased 15% to $29,305,000 in the thirty-nine weeks ended October 2, 1998 from $25,557,000 in the thirty-nine weeks ended October 3, 1997. The Company's gross margin increased to 35.6% in the thirty-nine weeks ended October 2, 1998 from 34.4% in the thirty-nine weeks ended October 3, 1997, due to higher margins for both Saucony products and other products. The gross margin increase for Saucony products in the thirty-nine weeks ended October 2, 1998 resulted from increased domestic net sales of higher-margin inline footwear, offset in part by the inventory liquidation by the Company's Australian subsidiary and the continued negative impact of the comparatively stronger U.S. dollar. The gross margin for other products increased in the thirty-nine weeks ended October 2, 1998 due to decreased sales in the thirty-nine weeks ended October 2, 1998 of non-current models by the Company's Australian subsidiary, as compared to the thirty-nine weeks ended October 3, 1997.

Selling, general and administrative expenses increased to $24,932,000, or 30.3% of net sales, in the thirty-nine weeks ended October 2, 1998 from $22,746,000, or 30.6% of net sales, in the thirty-nine weeks ended October 3, 1997. Advertising and promotion expenses decreased $251,000 in the thirty-nine weeks ended October 2, 1998 due to reduced promotional spending by the Company's foreign subsidiaries. Selling expenses increased $1,179,000 in the thirty-nine weeks ended October 2, 1998 due to increased domestic sales commissions, increased domestic and foreign payroll costs and selling and marketing expenses related to the introduction of Hind apparel and to the Quintana Roo and Merlin bicycle brands. General and administrative expenses increased $1,258,000 in the thirty-nine weeks ended October 2, 1998 due to increased domestic payroll costs, increased legal and other professional fees, increased bad debt expense, increased costs related to the Company's upgraded information system, increased administrative costs attributable to the continued expansion of the Hind apparel and Quintana Roo infrastructures and the absence of reimbursement of corporate services from the discontinued Brookfield operations.

The Company recorded a non-recurring charge of $850,000 ($508,000 after tax, or $0.08 per diluted share) in the thirty-nine weeks ended October 3, 1997, to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market. In addition, the Company recorded a non-recurring charge of $694,000 which included operating losses of $94,000 during the phase-out period ($413,000 after tax or $0.07 per diluted share) in connection with the disposal of the assets of Brookfield Athletic Co., Inc., a wholly-owned subsidiary of the Company.

Interest expense decreased 13% to $576,000 in the thirty-nine weeks ended October 2, 1998, from $665,000 in the thirty-nine weeks ended October 3, 1997, due to the pay down in April, 1998 of the Company's senior notes, offset in part by increased domestic and foreign borrowings under the Company's credit facilities.

The provision for income taxes increased to $1,889,000 in the thirty-nine weeks ended October 2, 1998 from $629,000 in the thirty-nine weeks ended October 3, 1997, due primarily to increased pre-tax income from continuing operations. The effective income tax rate increased 3.0% to 43.3% in the thirty-nine weeks ended October 2, 1998 from 40.3% in the thirty-nine weeks ended October 3, 1997, due primarily to the deferred tax valuation allowance recorded in the thirty-nine weeks ended October 2, 1998. This deferred tax valuation allowance relates to foreign net operating losses for which tax benefits are not expected to be realized.


Liquidity and Capital Resources
-------------------------------

As of October 2, 1998, the Company's cash and cash equivalents totaled $2,701,000, a decrease of $1,731,000 from January 2, 1998. The decrease was the result of an increase in accounts receivable of $3,783,000, net of the provision for bad debt and discounts of $3,821,000, the acquisitions of Merlin Metalworks, Inc. and Real Product Design, Inc. of $863,000 and the repurchase of shares of the Company's Common Stock of $537,000, offset somewhat by an increase in accrued liabilities of $3,465,000. The increase in accounts receivable was primarily due to increased net sales of the Company's Saucony and Hind products in the thirty-nine weeks ended October 2, 1998. In addition, the Company's days sales outstanding for its accounts receivable decreased to 75 days in the thirty-nine weeks ended October 2, 1998 from 77 days in the thirty-nine weeks ended October 3, 1997. Inventories decreased $1,196,000 in the thirty-nine weeks ended October 2, 1998 due to the sale by Saucony SP Pty Limited, the Company's wholly-owned Australian subsidiary, of its footwear business inventory to Acier Sportswear Pty Limited and the liquidation of the remaining inventory which was not subject to an asset purchase agreement. The Company's inventory turns ratio increased to 3.0 turns in the thirty-nine weeks ended October 2, 1998 from 2.7 turns in the thirty-nine weeks ended October 3, 1997 due primarily to strong sales of the Company's Jazz Original shoes.

For the thirty-nine weeks ended October 2, 1998, the Company generated $3,827,000 in net cash from operating activities, expended $716,000 to acquire capital assets, expended $624,000 and $239,000 to acquire the assets of Merlin Metalworks, Inc. and Real Product Design, Inc., respectively, expended $2,268,000 to reduce long-term debt, decreased short-term borrowings by $565,000, expended $537,000 to repurchase shares of the Company's Common Stock, received $61,000 from the sale of capital assets and received $85,000 from the issuance of common stock in connection with the exercise of employee stock options.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows for the thirty-nine weeks ended October 2, 1998, included a decrease of $323,000 in prepaid expenses (due to a decrease in advance payments for inventory and certain administrative expenses), a decrease of $728,000 in accounts payable (due to the timing of inventory purchases) and an increase in accrued expenses of $3,465,000 (due to increased administrative and selling costs and increased income tax accruals resulting from higher pre-tax earnings). The weakening of the U.S. dollar decreased the value of cash and cash equivalents by $506,000.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investment needs and debt service payments.

On August 31, 1998, the Company entered into a revolving credit agreement under the terms of which a bank committed a maximum of $15,000,000 to the Company for cash borrowings and letters of credit. The credit facility terminates on July 31, 2001 and borrowings under the facility are made at the bank's prime rate of interest, less .5%, or at the LIBO rate, plus 2.0%. As of October 2, 1998, there were no borrowings outstanding under the facility. The Company had open commitments at such date related to letters of credit in the amount of $3,042,000. The credit facility contains various covenants including; restrictions on additional indebtedness, restrictions on the declaration or payment of dividends, a minimum tangible net worth, as defined, restrictions on the annual amount of capital expenditures, a minimum current ratio, as defined, a minimum leverage ratio, and a minimum interest coverage, as defined. The revolving credit agreement replaces a prior credit facility which terminated on August 31, 1998.


Inflation and Currency Risk
---------------------------

The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables. The Company has entered into certain forward foreign exchange contracts to minimize the transaction currency risk






Year 2000
---------

In the past, many information technology products were designed with two-digit year codes that did not recognize century and millennium fields. As a result, these hardware and software products may recognize a date using "00" as the year 1900 rather than the year 2000. This phenomenon could result in computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue.

Generally, the Company has exposure to the Year 2000 problem in three areas:
(i) internal computer systems used to manage the Company's business, (ii) microprocessors and other electronic devices included as components of equipment used by the Company ("embedded chips") and (iii) computer systems used by suppliers and customers of the Company. The Company's plan to resolve its Year 2000 issues in these areas involves the phases of evaluation, updating and testing. In the evaluation phase, the Company reviews the applicable system to identify Year 2000 problems and determines any necessary remediation. The updating and testing phases involve the implementation and testing, respectively, of Year 2000 remediation measures.

Based on its current evaluation of its exposure to the Year 2000 problem, the Company has determined that it will have to modify or replace portions of its software and computer systems so that they will function properly with respect to dates in the year 2000 and thereafter. The Company at present believes that necessary modifications or replacements will be made on a timely basis and expects the total cost relating to these activities to be less than $150,000. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications or replacements, or that the Company's suppliers or customers will adequately prepare for the Year 2000 problem. It is possible that any such delays, increased costs, or supplier or customer failures could have a material adverse impact on the Company's operations and financial results by, for example, impacting the Company's ability to deliver products to its customers. The Company expects to finalize its Year 2000 evaluation by mid-1999.

To date, the Company has completed updating or testing of most of its internal computer systems. Other internal computer systems are currently in the evaluation phase. With respect to embedded chips, the Company has completed approximately 50% of the evaluation phase, and expects to complete the remainder of the evaluation phase by March 31, 1999. The Company has recently begun interviewing suppliers and customers to determine their exposure to the Year 2000 problem, but does not yet have sufficient information to evaluate their readiness. The Company plans to complete the evaluation phase with respect to suppliers and customers by mid-1999.

The Company expects to substantially complete the Year 2000 testing phase with respect to its internal computer systems and embedded chips by September 30, 1999. The Company plans to continue its efforts with respect to suppliers and customers, but has no means of ensuring that they will adequately address Year 2000 issues.

The Company has not yet developed a contingency plan in the event of a particular system not being Year 2000 compliant. The Company expects to develop such a plan if it becomes clear before July 1999 that the Company will not achieve its scheduled compliance objectives.

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements, including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code, and the success of third parties with whom the Company does business in addressing their Year 2000 issues.


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




PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a.    Exhibits

      10.1 Amendment to the Credit Agreement among the Registrant, State Street Bank and Trust Company and First Union National Bank (f/k/a CoreStates Bank, N.A.) dated July 31, 1998.

      10.2 Credit Agreement between the Registrant and State Street Bank and Trust Company dated August 31, 1998.

      27.0  Financial Data Schedule


b.    Reports on Form 8-K

     On July 27, 1998, the Company filed an amendment to a Current Report on Form 8-K/A dated May 13, 1998 amending Item 7 of the Current Report on Form 8-K filed by the Registrant on May 28, 1998 pursuant to which the Company reported the acquisition by Hyde International Services, Limited, a wholly-owned subsidiary of the Company, of an additional 50% interest in the Company's Australian subsidiary, Saucony, SP, Pty Limited, pursuant to a share sale agreement dated April 2, 1998 by and among Hyde International Services Limited and Sheldon B. Pozniak and Frances K. Pozniak.



                                   SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SAUCONY, INC.


                                          By:  /s/ Charles A. Gottesman
                                            ---------------------------
                                          Charles A. Gottesman
                                          Executive Vice President
                                          Chief Operating Officer
                                          (Duly authorized officer and
                                          principal financial officer)


Date:  November 13, 1998