Form 10-K
period 1999-01-01
SAUCONY INC
filed 1999-04-01
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
          Annual Report  Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

 For the fiscal year ended January 1, 1999    Commission file number: 000-05083

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, as of March 26, 1999, was approximately $39,848,000 (based on the closing prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 26, 1999 was 2,679,027 and 3,549,905, respectively.

Portions of the following documents are incorporated by reference in this Report.

                       Documents Incorporated by Reference

     Document                                               Form 10-K Part

Proxy Statement for Annual Meeting of                          Part III
Stockholders of the Registrant to
be  held  on May  20,  1999,  to be
filed  with  the  Securities  and  Exchange
Commission.

PART I


ITEM 1 - BUSINESS

OVERVIEW

Saucony, Inc. and its subsidiaries (together, "Saucony" or the "Company") design, develop, manufacture and market (i) a broad line of performance-oriented athletic shoes for adults under the Saucony(R) brand name, (ii) high-quality bicycles, bicycle frames and component parts under the Quintana Roo(R), Merlin(R) and Real Design(R) names, (iii) athletic apparel under the Hind(R) brand name and (iv) shoes for coaches and officials under the Spot-Bilt(R) name. The Company's Saucony athletic footwear products include running, women's walking, cross training and outdoor trail shoes. The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of net sales) attributable to the Company's Saucony product line and other product lines for the periods and geographic areas indicated. "Other" consists of the Quintana Roo, Real Design, Merlin, Hind and Spot-Bilt businesses, together with sales of the Company's products at six retail factory outlets operated by the Company, and sales of other branded products at the Company's subsidiary in Australia, which ceased operations in July 1998 and is in the process of liquidation.

                                                                           Net Sales

                                                                     (dollars in thousands)

                                        Fiscal 1998                         Fiscal 1997                            Fiscal 1996
                             -----------------------------       -------------------------------       -----------------------------
                                 Sales     Sales     Co.            Sales      Sales       Co.            Sales       Sales     Co.
                                   $         %        %               $          %          %               $           %         %

   Saucony
       Domestic              $   67,774       79%                $   56,050       71%                  $    54,445       69%
       International             18,558       21%                    22,580       29%                       24,366       31%
                             ----------    ------                ----------    ------                  -----------   -------
       Total                 $   86,332      100%      82%       $   78,630      100%        84%       $    78,811      100%     86%
                             ----------    ------                ----------    ------                  -----------   -------

   Other
       Domestic              $   15,590       83%                $    9,552       64%                  $     5,791       46%
       International              3,152       17%                     5,429       36%                        6,739       54%
                             ----------    ------                ----------    ------                  -----------   -------
       Total                 $   18,742      100%      18%       $   14,981      100%        16%       $    12,530      100%     14%
                             ----------    ------   ------       ----------    ------    -------       -----------   -------  ------

   Grand Total               $  105,074               100%       $   93,611                 100%       $    91,341              100%
                             ==========             ======       ==========              =======       ===========            ======



Saucony Brand

The Company sells performance running, walking, cross training, and outdoor trail shoes for athletes under the Saucony brand name, which has been marketed in the United States for over 30 years. The Company assembles a large portion of its Saucony footwear sold in the United States at its manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. The Company believes that assembly at its Bangor facility assists in timely and flexible product delivery in the domestic market.

Saucony products are designed, developed, manufactured, distributed, marketed and ultimately sold to athletes who who have a high participation rate in their sport of choice. The Company calls that "Loyal to the Sport". The Company believes that that these consumers are more brand loyal than those who buy athletic footwear for casual use. The Company has several different offerings within each Saucony brand category. These offerings have different designs and features, resulting in different cushioning, stability, support characteristics and prices.

The Company builds a variety of technical features into its shoes. The Company has been focused for many years on the applications of biomechanical technology to the design process. This helps drive the distinctive "fit and feel" that Saucony products are known for. Research and Development is charged with constantly finding new ways to apply the equity in Saucony's "famous ride" throughout the product line.

Most of the Company's technical running and other athletic shoes incorporate the Company's GRID System, a multi-patented and innovative midsole system that employs molded strings engineered to create a feeling similar to that of the "sweet spot" of a tennis racquet. In contrast with conventional athletic shoe midsoles, the GRID System is designed to react to various stress forces differently and thereby simultaneously to maximize shock absorption and minimize rear foot motion. First introduced in 1991, the GRID system has evolved into many different applications. The latest, 4D GRID, will be available in the United States marketplace beginning in mid-April of 1999. This state-of-the-art product will retail for $140 and is anticipated to add high visability to Saucony's technical running line.

The Company designs and markets separate lines for men and women within most Saucony product categories. The Company currently sells approximately the same percentage of Saucony shoes to men and women. The suggested domestic retail prices for most Saucony footwear products are in the range of $40 to $85 per pair, with the Company's top-of-the-line running shoes having suggested domestic retail prices of up to $140 per pair.

The Company designs its Saucony cross training, women's walking and outdoor trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony running shoes. Currently, the Company's most popular non-running athletic shoe is a women's performance walking shoe.

In 1998, the Company reintroduced a popular model of the Saucony running line from 1981 called the Jazz. Renamed the Jazz Original, this product gained a wave of popularity due to the style trend toward "retro" products in footwear and apparel. The Jazz Original program has assisted Saucony in gaining greater market share among the under-25 year old athletic footwear buyer. This has traditionally been a challenge for the Company, but this popular product may serve to be a "door opener" to greater visibility and sales of the broader Saucony brand offering with this very large and influential consumer segment.

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


Other Products

Hind. In December 1996, the Company purchased the trademarks and related intellectual property of Hind, Inc., a performance athletic apparel company. The Company distributes a full line of technical fiber garments for use in a variety of sports.

Quintana Roo. The Company manufactures and distributes the Quintana Roo line of triathlon bicycles, road bicycles, and wet suits, together with bicycle component parts, through high-end bicycle retail stores and sporting goods stores geared to tri-athletes.

Factory Outlet Stores. The Company operates six retail factory outlet stores. To avoid competing against its customers' retail outlets, the Company generally limits the items offered at these stores to products with cosmetic defects, discontinued merchandise and certain slow-moving products. The Company sells Saucony, Hind, Spot-Bilt and Quintana Roo products at these outlets, as well as athletic accessory goods of third parties.

Merlin. In February 1998, the Company acquired substantially all of the assets of Merlin Materials, Inc. The Company manufactures and distributes high performance titanium bicycles and frames under the Merlin trademark.

Spot-Bilt. The Company offers Spot-Bilt shoes for coaches and officials. In addition, the Company has licensed the Spot-Bilt name and logo to a third party that distributes youth shoes for field sports.

Real Design. Acquired in August 1998, "Real" designs and markets bicycle components for the mid to high end price range. Real sells through distributors worldwide under the Real Design brand name.


Product Development

The Company believes that the technical performance (i.e., comfort, support and stability experienced by the athlete) of its Saucony footwear is important to purchasers of its products. The Company uses consulting services of such professionals as podiatrists, orthopedists, athletes, trainers and coaches as part of its Saucony product development program. The Company maintains a staff of 17 persons located in Peabody, Massachusetts to undertake continuing product development and design. During the years ended January 1, 1999, January 2, 1998 and January 3, 1997, the Company expended $1,681,000, $1,438,000 and $1,417,000, respectively, in connection with its product development programs, most of which related to Saucony products.


SALES AND MARKETING

Saucony Brand. The Company's Saucony athletic footwear products are sold at more than 5,000 retail outlets in the United States, primarily higher-end, full-margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. Retail outlets include Foot Locker/Lady Foot Locker, Athlete's Foot, The Sports Authority, Road Runner's Sports, Foot Action and Just For Feet. The Company maintains a corporate sales team that is directly responsible for the sales activity in its largest 48 accounts. The Company also sells its footwear and apparel in the United States through 13 independent manufacturer agents whose organizations employ approximately 44 sales representatives. The Company's Websites (saucony.com) and (sock-a-knee.com) receive thousands of "hits" weekly from consumers looking for new product profiles, race and event data, as well as general Saucony information.

The Company sells its Saucony products outside the United States in 26 countries through 16 distributors located throughout the world, including a Canadian subsidiary in which the Company holds an 85% ownership interest and the Company's wholly-owned subsidiaries based in the United Kingdom, Germany and the Netherlands.

To accommodate its customers' requirements and plan for its own product needs, the Company employs a futures orders program for its Saucony and bicycle products under which the Company takes orders well in advance of the selling season for a particular product and commits to ship the product to the customer in time for the selling season. The Company affords customers price discounts and extended payment terms in respect of such advance orders.

Saucony engages in various advertising and promotional programs. The main media vehicles used are magazines and television. The Company employs many sports marketing initiatives to drive brand awareness and image to athletes. Examples include Saucony Running and Racing seen monthly on ESPN, as well as sponsorship of the L.A. Marathon and Chase Corporate Challenge race series. To build in-store presence, the Company uses account-specific and in-store promotions, such as athlete appearances, special events, gift with purchase programs and discounts for store employee purchases of Company products.

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

Backlog; Seasonality; Distribution. The Company's backlog of unfilled orders was approximately $55.1 million at January 1, 1999 and $42.0 million at January 2, 1998. The Company expects that all of its backlog at January 1, 1999 will be shipped in fiscal 1999. While the Company has not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

The Company is subject to seasonality in its product sales because of the different selling seasons for various products and variability of weather. The Company distributes its Saucony and Hind products from its owned warehouse in Massachusetts and a leased warehouse in Canada, as well as through third party operated warehouse facilities located in California, the Netherlands and the United Kingdom. The Company distributes its Quintana Roo and Real Design products through its leased warehouse in California and Merlin products through its leased warehouse in Massachusetts.


MANUFACTURING

The Company assembles most of its domestically sold Saucony technical footwear at its manufacturing facility in Maine, largely with components sourced from independent manufacturers located overseas. Independent overseas manufacturers produce the balance of the Company's Saucony products and all of the Company's Spot-Bilt products. Quintana Roo and Merlin products are manufactured by the Company in California and Massachusetts, respectively. Bicycle components under the Real Design brand name are principally manufactured in Taiwan by third parties. The Company outsources the production of most of its Hind products to manufacturers in the United States.

The overseas manufacturers that supply products and components to the Company are located in the Far East, primarily in China, but also in Taiwan and Thailand. The Company seeks to develop additional overseas manufacturing sources from time to time, both to increase its sourcing capacity and to obtain alternative sources of supply. All products and components produced by foreign suppliers are manufactured in accordance with product specifications furnished by the Company. The Company carefully monitors foreign manufacturing operations and imported products and components to assure compliance with the Company's design, production and quality requirements.

Raw materials required for the manufacture of the Company's products, including leather, rubber, nylon, titanium, aluminum and other fabrics, are generally available in the country in which the products are manufactured. The Company and its suppliers have not experienced any difficulty in satisfying their raw material needs to date.

The number of foreign suppliers and the percentage of the Company's total foreign production requirements produced by each such supplier vary from time to time. During fiscal 1998, the Company purchased footwear products from 24 overseas suppliers. One such supplier, located in China, accounted for approximately 49% of the Company's total overseas footwear purchases by dollar volume.

The Company is subject to the potential risks of a business involving foreign suppliers, such as government regulation of fund transfers, export and import duties and political and labor instability. The Company has not been materially affected by any of these factors to date. Substantially all purchases from foreign suppliers to date have been denominated in United States dollars in order to reduce the Company's risk from currency fluctuations.

Although the Company has no long-term manufacturing agreements with its overseas suppliers and competes with other athletic shoe (including companies that are much larger than the Company) for access to production facilities, management believes that the Company's relationships with its footwear and other suppliers are strong and that it has the ability to develop, over time, alternative sources in various countries for footwear, footwear components and other products obtained from its current suppliers. However, in the event of a supply interruption, the Company's operations could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative sources of supply.


TRADE POLICY

The Company's practice of sourcing products and components overseas, with subsequent importation into the United States, exposes it to possible product supply disruptions and increased costs in the event of actions by United States or foreign government agencies adverse to continued trade or the enactment of legislation that restricts trade.

As an example, the Company imports significant amounts of product and components from China. The United States provides China with most-favored nation ("MFN") status, allowing China to receive the same tariff treatment that the United States extends to its "most favored" trading partners. Notwithstanding this current policy, Congress could seek to revoke MFN for China or condition its renewal on factors such as China's human rights accord. Any cancellation of MFN status with China would significantly add to the Company's cost of goods and/or restrict the supply of product from that country.

The Company is unable to predict whether additional U.S. customs duties, quotas or other restrictions may be imposed in the future upon the importation of its products and/or components as a result of any of the matters discussed above, or because of similar foreign government actions. Any such occurrences might adversely affect the sales or profitability of the Company, possibly materially.


COMPETITION

Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands and financial resources substantially greater than those of the Company. The principal competitors for the Company's Saucony products are Nike, New Balance and ASICS. The principal competitors for the Company's Hind products are Nike, Pearl Izumi and TYR. The principal competitors for the Company's Quintana Roo and Merlin products are Cannondale and Trek. The Company believes that the key competitive factors as to for all of its products are styling, durability, technical performance, product identification through promotion, brand awareness and price. Customer support services and E.D.I. (Electronic Data Interchange) are also important competitive factors. The Company believes that it is competitive in all of these areas.


TRADEMARKS

The Company utilizes trademarks on nearly all of its products and believes that having distinctive marks is an important factor in marketing its goods. The Company has registered its Saucony(R), Spot-Bilt(R), G.R.I.D.(R), Quintana Roo(R), Merlin(R) and Hind(R) marks, among others, in the United States. The Company has also registered some of these marks in a number of foreign countries. Although the Company has a foreign trademark registration program for selected marks, no assurance can be given that it will be able to register or use such marks in each foreign country in which registration is sought.



EMPLOYEES

At January 1, 1999, the Company employed approximately 471 people worldwide: 409 in the United States and 62 at foreign locations. The Company believes that its employee relations are excellent. The Company has never experienced a strike or other work stoppage. There were approximately 25 employees in the Company's Massachusetts warehouse who were represented by a union at January 1, 1999. None of the Company's other employees are represented by a union or subject to a collective bargaining agreement.


ITEM 2 - PROPERTIES

The Company's general and executive offices and its main distribution facility are located in Peabody, Massachusetts, and are owned by the Company. This facility consists of approximately 175,000 square feet, of which 145,000 square feet is warehouse space.

The Company owns a facility in Bangor, Maine, containing approximately 82,000 square feet of space, substantially all of which is used for the assembly of the Company's Saucony running shoes, mostly with imported components. The Company also owns an inactive warehouse in East Brookfield, Massachusetts, containing approximately 100,000 square feet.

The Company also leases approximately 15,000 square feet of manufacturing and office space in San Marcos, California, 13,600 square feet of manufacturing and office space in Cambridge, Massachusetts and an additional 4,000 square feet of office space is leased in Boulder, Colorado.


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


Executive Officers of the Registrant


The executive officers of the Company are as follows:

     Name                     Age                      Position


John H. Fisher                   51          President, Chief  Executive Officer
                                             and Director


Charles A. Gottesman             48          Executive Vice President,
                                             Chief Operating Officer, Treasurer
                                             and Director

Terence P. Chin                  43          Senior Vice President,
                                             Chief Financial Officer


Arthur E. Rogers, Jr.            36          President, Saucony North America


Wolfgang Schweim                 46          President, Saucony International


Kenneth W. Graham                45          Senior Vice President,
                                             Research & Development/Textiles


Roger P. Deschenes               40          Vice President, Controller and
                                             Chief Accounting Officer


Daniel J. Horgan                 43          Vice President, Operations


Andrew M. James                  42          Vice President, MIS


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

Terence P. Chin joined the Company in March 1999 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Chin was an independent consultant and from 1996 to 1998 was Treasurer of Lexmark International, Inc., a manufacturer of computer printers and supplies. Mr. Chin was also Assistant Treasurer of Joseph E. Seagram & Sons, Inc., a manufacturer of distilled spirits and beverages, and Merck, Inc., a pharmaceutical manufacturer, from 1993 to 1995 and 1989 to 1992, respectively.

Arthur E. Rogers, Jr. became the President of Saucony North America in January 1998. Mr. Rogers re-joined the Company as Senior Director of Global Marketing in 1994, having previously served as Brand Manager from 1990 to 1992. Most recently, Mr. Rogers has been the Vice President of North American Sales and Worldwide Marketing. Prior to joining the Company, Mr. Rogers held various sales and marketing positions at Proctor & Gamble, Inc., a diversified consumer products company, as well as Converse Shoe, Inc., an athletic shoe company.

Wolfgang Schweim became the President of Saucony International in January 1998 after serving as President of the Company's athletic footwear division from June 1994 to January 1998. From 1993 to 1994, Mr. Schweim served as Managing Director for Saucony Europe. From 1989 to 1993, Mr. Schweim was the German Managing Director and Marketing Sales Manager for Europe at Asics, an athletic shoe manufacturer. Prior to 1989, Mr. Schweim worked in sales and marketing positions with shoe manufacturers including Nike International, Le Coq Sportif and Adidas AG.

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

Roger P. Deschenes has served as Vice President, Controller since August 1997, after having served as Controller and Chief Accounting Officer from October 1995 to August 1997. Mr. Deschenes joined the Company in 1990 as Corporate Accounting Manager. He was employed at Allen-Bradley Company, a subsidiary of Rockwell
International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. Mr. Deschenes is a Certified Management Accountant.

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

Andrew M. James joined the Company in February 1984. He has served the Company as Accounting Manager from 1984 to 1988; Assistant Controller from 1989 to 1993; Senior Director of Information Systems from 1994 to 1997; and most recently as Vice President, MIS.

PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock and Class B Common Stock trade on the Nasdaq National Market under the symbols "SCNYA" and "SCNYB," respectively. The following table sets forth, for the periods indicated, the actual high and low sales prices per share of the Class A Common Stock and the Class B Common Stock as reported by the Nasdaq National Market.

                                                                                    Class A                          Class B
                                                                                 Common Stock                      Common Stock

                                                                             High              Low               High          Low
      Fiscal Year ended January 1, 1999
      First quarter                                                       $       5       $   3-3/4        $     5       $     3-7/8
      Second quarter                                                          7-3/4           4-3/8          6-1/8            4-5/16
      Third quarter                                                               8           4-3/4          8-1/2             4-1/4
      Fourth quarter                                                          7-1/2           3-5/8          6-7/8                 4



      Fiscal Year ended January 2, 1998

      First quarter                                                       $   5-1/4       $   4-3/8        $ 5-3/8       $     4-3/8
      Second quarter                                                          5-3/8           4-1/2          5-1/4             4-1/2
      Third quarter                                                               5           3-7/8          5-1/8                 4
      Fourth quarter                                                          5-1/8           3-5/8          5-1/8             3-3/8



There were 310 and 301 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 26, 1999.

The Company does not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business. The Company's credit facility agreement restricts the payment or declaration of any dividend. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.


ITEM 6 - SELECTED FINANCIAL DATA
Selected Income Statement Data (3)
                                                                                     (in thousands; except share amounts)

                                                                Year            Year           Year           Year            Year
                                                               Ended           Ended          Ended          Ended           Ended
                                                              Jan. 1,         Jan. 2,        Jan. 3,        Jan. 5,        Dec. 30,
                                                                1999            1998           1997           1996            1994

Revenues                                                    $  105,810      $  93,962       $  91,879      $  78,840       $  83,541

Operating income (loss)                                          5,741         (1,935)          2,345            491           3,881

Income (loss) from continuing operations                         3,579         (4,032)          1,349            522           2,086

Discontinued operations: (1)
   Income (loss) from discontinued operations                       --           (394)           (243)           863             851
   Gain on disposal of Brookfield business                          --             96              --             --              --

Net income (loss)                                                3,579         (4,330)          1,106          1,385           2,937

Earnings per common share  - basic (2)
   Income (loss) from continuing operations                  $    0.57      $    (0.65)     $   0.22       $   0.08        $    0.32
   Income (loss) from discontinued operations                     0.00           (0.05)        (0.04)          0.14             0.14
                                                             ---------      -----------     ---------      --------        ---------
Net income (loss) per common share - basic                   $    0.57      $    (0.70)     $   0.18       $   0.22        $    0.46
                                                             =========      ===========     ========       ========        =========

Earnings per common share - diluted (2)
   Income (loss) from continuing operations                  $    0.56      $    (0.65)     $   0.22       $   0.08        $    0.32
   Income (loss) from discontinued operations                     0.00           (0.05)        (0.04)          0.14             0.14
                                                             ---------      -----------     ---------      --------        ---------
Net income (loss) per common share - diluted                 $    0.56      $    (0.70)     $   0.18       $   0.22        $    0.46
                                                             =========      ===========     ========       ========        =========

Weighted average common shares and
   equivalents outstanding (2)                                   6,373          6,240           6,268          6,244           6,446

Cash dividends per share of common stock                            --             --              --             --              --


Selected Balance Sheet Data(3)
                                                               Jan. 1,         Jan. 2,        Jan. 3,        Jan. 5,        Dec. 30,
                                                                1999            1998           1997           1996            1994

Current assets                                               $  59,142      $  50,239       $  58,132      $  58,984       $  61,621

Current liabilities                                             18,840         13,315          13,963         14,728          15,657

Working capital                                                 40,302         36,924          44,169         44,256          45,964

Total assets                                                    69,879         61,316          70,752         69,265          77,082

Long-term debt and capitalized lease
   obligations, net of current portion                             559            771           4,893          4,205          11,922

Stockholders' equity                                            48,250         45,072          49,484         48,160          46,754

---------------------------
(1) See Note 14 regarding discontinued operations.

     (2) See Notes 1 and 12  regarding  the  adoption of  Statement of Financial
Accounting Standards No. 128 (SFAS 128) in fiscal 1997. SFAS 128 requires the restatement of all previously reported per share amounts.

(3) See Note 24 for details of restatement.









ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.


          Highlights

                                                                               Percent Change Increase (Decrease)
                                                                             1998 vs. 1997            1997 vs. 1996

           Net sales                                                             12.2%                     2.5%
           Gross profit                                                          24.4                      1.5
           Selling, general and administrative                                    7.8                      8.1



                                                                                          $ Change
                                                                                       (in thousands)


           Operating income                                                 $     7,676               $   (4,280)
           Income before income taxes                                             9,038                   (5,782)
           Net income                                                             7,909                   (5,436)



                                                                                      Percent of Net Sales
                                                                              1998            1997           1996


           Gross profit                                                       35.6%           32.2%          32.5%
           Selling, general and administrative expenses                       30.9            32.2           30.5
           Operating income (loss)                                             5.5            (2.1)           2.6
           Income (loss) before income taxes                                   5.0            (4.3)           2.2
           Net income                                                          3.4            (4.6)           1.2


Consolidated Net Sales

Net sales increased 12% to $105,074,000 in fiscal 1998 from $93,611,000 in fiscal 1997. Sales increased 15% adjusting for the unfavorable impact of foreign exchange rate changes in 1998. Sales in 1997 of $93,611,000 were 2% higher than in 1996. Sales increased 1% adjusting for the favorable impact of foreign exchange rate changes in 1997.

On a geographic basis, U.S. sales increased $17,762,000 or 27% to $83,364,000 in fiscal 1998. International sales decreased $6,299,000 or 22% to $21,710,000. At constant exchange rates, international sales decreased 14% in 1998. U.S. sales in fiscal 1997 increased 9% to $65,602,000. International sales decreased 10% to $28,009,000 in fiscal 1997 from $31,105,000 the prior year. At constant exchange rates, international sales decreased 14% in 1997.




Saucony Brand Segment (dollars in thousands)

                        1998               1997                      1996
                        ----               ----                      ----

   Net Sales       $86,332 (+10%)      $78,630 (-0%)               $78,811

Worldwide net sales of branded Saucony footwear and apparel increased 10% to $86,332,000 in 1998 primarily due to 12% unit volume growth in the footwear category. The average domestic wholesale selling price per pair of technical footwear increased 4% versus fiscal 1997, but a higher proportion of more moderately-priced Jazz Originals in the Company's domestic product mix resulted in an 8% decline in overall selling prices compared to 1997.

Domestic net sales increased 21% to $67,774,000. Domestic sales benefited from the introduction of Jazz Originals in the second quarter of 1998 which accounted for 21% of domestic footwear unit volumes for the year.

International net sales decreased 18% to $18,558,000 in fiscal 1998 primarily due to lower sales in Australia and reduced distributor unit volumes partially offset by higher direct Company sales in Canada and Western Europe.

Worldwide net sales of the Company's Saucony products were marginally lower in fiscal 1997 compared to the previous year due to decreased unit volumes and unfavorable foreign currency exchange rates. Branded Saucony sales in the U.S. increased 3% in fiscal 1997 to $56,050,000 reflecting higher selling prices, and, to a lesser extent, increased unit volume. International net sales decreased 7% to $22,580,000 compared to prior year due primarily to decreased footwear unit volume and currency impacts, offset in part by increased apparel sales.

Other Products Segment (dollars in thousands)

                            1998                1997                     1996
                            ----                ----                     ----

    Net Sales          $18,742 (+25%)       $14,981 (+20%)             $12,530

The Other Products segment consists of the Company's Quintana Roo and Merlin bicycles, frames, and Real Design bicycle components; Hind athletic apparel; Spot-Bilt coaches shoes; and six Company-operated factory outlet stores. Each of these businesses represent less than 10% of Company revenues, (which did not meet the criteria for separate disclosure in accordance with SFAS 131) and, in the aggregate, totaled 18% of Company revenues in fiscal 1998.

Other Products segment sales in the U.S. increased 63% in fiscal 1998 to $15,590,000 reflecting significantly higher revenues in both bicycles and related products as well as higher sales of the Company's Hind apparel brand. Year on year growth in bicycles and related products revenues were also favorably impacted by the acquisition of the Merlin business in February 1998 and the subsequent acquisition of Real Design in August 1998.

Net sales of Other Products increased 20% to $14,981,000 in fiscal 1997 from $12,530,000 in fiscal 1996. Revenue increases that were recorded at Quintana Roo and Hind were partially offset by decreased sales of non-Saucony brand products by the Company's Australian subsidiary.

Costs and Expenses

The Company's gross margin in fiscal 1998 and 1997 was 35.6% and 32.2%, respectively. The gross margin improvement in 1998 was favorably impacted by reduced levels of close-out goods and other product markdowns. Gross margins in 1997 were negatively impacted by declines in gross margin realized by the Company's Australian subsidiary on close-out sales during the fourth quarter of 1997 in addition to the inventory write-down of $1,340,000 taken in the fourth quarter of fiscal 1997.

For the 1998 fiscal year, the SG&A ratio improved 1.3% to 30.9% of net sales versus 32.2% in 1997. The improvement in the ratio resulted from cost management on selling and administrative expenses below the rate of sales growth, and by a reduced spending rate on advertising and promotions. In fiscal 1997, the SG&A ratio increased 1.7% over the 30.5% rate for 1996 due principally to increased information systems costs, higher professional fees and payroll, and increased administrative costs attributable to the introduction of Hind apparel and continued investment at Quintana Roo.

No non-recurring charges were recorded in fiscal 1998. In fiscal 1997, the Company recorded a non-recurring charge of $850,000 ($508,000 after-tax, or $0.08 per diluted share) to recognize the impairment of an inactive distribution facility.

Also in fiscal 1997, the Company wrote down the assets of its Australian subsidiary to their net realizable values. This resulted in the Company recording total non-recurring pre-tax charges of $2,766,000 (or $0.44 per share). Inventory, accounts receivable and other assets were written down by $1,340,000, $858,000 and $568,000, respectively. The inventory write-down was included in cost of sales. In addition, the Company also recorded a deferred tax valuation allowance of $999,000 ($0.16 per diluted share) relating to the loss carryforwards of the Australian subsidiary which are not expected to be realized.

Net interest expense totaled $707,000 and $817,000 in fiscal years 1998 and 1997, respectively. Interest expense decreased 13% in fiscal 1998 due to lower average debt levels and, to a lesser extent, lower interest rates compared to fiscal 1997. In fiscal 1997, higher average borrowings compared to fiscal 1996 resulted in a net interest expense increase of 12%, or $87,000.

Income Before Taxes

     Segment                             1998      1997         1996
     ------                              ----      ----         ----

     Saucony Brand                    $ 5,497    $ (2,946)     $  947
     Other Products                      (259)       (854)      1,035
                                      --------    -------      -------
     Consolidated                     $ 5,238    $ (3,800)     $ 1,982
                                      =======     ========     =======

The Company evaluates business performance and the performance of key managers based on profit or loss before income taxes. Consolidated income before taxes was $9,038,000 higher in fiscal 1998 compared to 1997. This improvement can be attributed to higher income in the domestic Saucony Brand Segment and significantly reduced losses compared to fiscal 1997 related to the wind-down of the Company's Australian subsidiary. The Other Products Segment recorded a loss before taxes of $259,000 in 1998 versus a loss of $854,000 in 1997. Underpinning these improved results have been lower Australian and Hind related losses in fiscal 1998 compared to fiscal 1997.


Income Taxes

The provision for income taxes increased to $1,629,000 in fiscal 1998 from $355,000 in fiscal 1997, due primarily to an increase in domestic pre-tax income over fiscal 1997. The effective tax rate increased by 21.8% to 31.1% in fiscal 1998 from 9.3% in fiscal 1997 due primarily to a shift in the composition of foreign and domestic pre-tax profits and losses.

The provision for income taxes increased to $355,000 in fiscal 1997 from $325,000 in fiscal 1996 due to the deferred tax valuation allowance recorded in fiscal 1997 relating to foreign net operating loss carryforwards that were not expected to be realized. The effective tax rate decreased by 7.1% to 9.3% in fiscal 1997 from 16.4% the prior year due principally to recording the deferred tax valuation allowance in fiscal 1997 and shifts in the composition of foreign and domestic pre-tax income and losses.




Net Income

In 1998 net income was $3,579,000 compared to a net loss of $4,330,000 in fiscal 1997. Diluted earnings per share was $0.56 compared to a loss of $0.70 per diluted share in fiscal 1997. In fiscal 1996, net income was $1,106,000, or $0.18 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

As of January 1, 1999, the Company's cash and cash equivalents totaled $5,495,000, an increase of $1,063,000 from January 2, 1998. The increase was due primarily to net cash from operating activities of $2,446,000 and increased borrowings against the Company's domestic credit facility, offset by $1,257,000 of capital expenditures and cash outlays for the acquisition of substantially all of the net assets of Merlin Metalworks, Inc. and Real Product Design, Inc. of $863,000, the repurchase of shares of the Company's Common Stock of $611,000 and the repayment of $2,364,000 of long-term debt. The increase in accounts receivable of $804,000, net of the provision for bad debt and discounts, was due primarily to increased net sales of the Company's Saucony, Hind and bicycle products in the fourth quarter of fiscal 1998. The Company's days sales outstanding for its accounts receivable decreased to 68 days in fiscal 1998 from 73 days in fiscal 1997. Inventories increased $7,002,000 in fiscal 1998 due primarily to the buildup of Saucony footwear and Hind apparel inventory in the latter part of the fourth quarter of fiscal 1998 and increased bicycle inventory associated with the acquisition and expansion of the Merlin product line. The inventory increase was due in part to the significant increase in the Company's backlog of unfilled orders, which is up 31% at January 1, 1999, as compared to the backlog at January 2, 1998. As a consequence of the fiscal 1998 year-end inventory increase, the Company's inventory turns ratio decreased to 2.5 turns in fiscal 1998 from 2.6 turns in fiscal 1997.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in fiscal 1998, included a decrease of $176,000 in prepaid expenses (due to a decrease in advance payments for inventory and certain administrative expenses), an increase of $1,589,000 in accrued letters of credit (due to increased in-transit inventory), an increase of $714,000 in accounts payable (due to increased inventory purchases), an increase of $1,921,000 in accrued expenses (due to increased performance-based compensation accruals and increased income tax accruals resulting from higher pre-tax earnings in fiscal 1998).

As of January 2, 1998, the Company's cash and cash equivalents totaled $4,432,000, an increase of $1,629,000 from January 3, 1997. The increase was primarily the result of the receipt of $6,841,000 from the sale of substantially all of the net assets of the Company's wholly owned subsidiary, Brookfield Athletic Co., Inc. The increase was offset in part by an increase in accounts receivable of $1,824,000, net of the provision for bad debts and discounts, and an increase in inventories of $1,301,000. The increase in accounts receivable was due to increased net sales of the Company's Saucony products and Hind products in the fourth quarter of fiscal 1997. The Company's days sales outstanding for its accounts receivable remained constant at 73 days in fiscal 1997. Inventories increased in fiscal 1997 due in part to the buildup of Hind apparel inventory. The Company's inventory turn ratio remained constant at 2.6 turns in fiscal 1997.

During fiscal 1997, the Company used $1,422,000 of net cash in operating activities, expended $1,331,000 to acquire capital assets and information technology, decreased short-term borrowings by $1,063,000, expended $2,711,000 to reduce long-term debt, received $511,000 from the sale of capital assets, principally the sale of the Company's facility in Australia, and expended $140,000 to acquire the remaining shares held by the minority shareholder in the Company's Dutch subsidiary. Current maturities of long-term debt increased $1,190,000 in fiscal 1997 due primarily to the reclassification of a note payable due on January 30, 1998 from long-term debt.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in fiscal 1997 included the non-recurring charge of $2,766,000 to write-down assets of the Company's Australian subsidiary to estimated realizable value, net cash provided by discontinued operations of $2,227,000, an increase in prepaid expenses of $539,000 (due to advance payments for advertising and inventory), a decrease in accrued expenses of $137,000 (due to a change in sales commissions payment terms) and an increase in accounts payable and letters of credit payable of $307,000 (due to the timing of inventory purchases).

The Company maintains a revolving credit line of $20,000,000 for cash borrowings and letters of credit. As of March 25, 1999, $8,254,000 was available for borrowing under the credit facility.

Several of the Company's foreign subsidiaries maintain credit facilities in the aggregate principal amount of approximately $4,204,000. At February 28, 1999, an aggregate of approximately $1,000,000 was available for borrowing under the facilities of the foreign subsidiaries. See Note 9 to the Consolidated Financial Statements.

At  January  1,  1999,   the  Company  had  various   commitments   for  capital
expenditures. The Company believes that these commitments are insignificant.

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investment needs and debt service payments.


INFLATION AND CURRENCY RISK

The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation risk with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables. The Company has entered into forward foreign exchange contracts to minimize the transaction currency risk.


YEAR 2000

The Company views its exposure to the Year 2000 problem in three areas: (i) internal computer systems used to manage the Company's business, (ii) microprocessors and other electronic devices included as components of equipment used by the Company ("embedded chips") and (iii) computer systems used by suppliers and customers of the Company. The Company's plan, under the coordination of the Vice President - Management Information Systems, is to resolve its internal Year 2000 problems in these areas following sequential phases of evaluation, updating and testing. In the evaluation phase, the Company reviews the applicable system to identify Year 2000 problems and determines any necessary remediation. The updating and testing phases involve the implementation and testing, respectively, of Year 2000 remediation measures.

Based on its current evaluation of its exposure to the Year 2000 problem, the Company has determined that it will have to modify or replace portions of its software, computer and other equipment systems. The Company incurred costs of approximately $20,000 in fiscal 1998 and expects to incur additional costs of between $100,000 to $150,000 in fiscal 1999 related to Year 2000 modifications. To date, the Company has completed evaluation of substantially all of its internal computer systems and embedded chips and has completed the majority of necessary upgrades. It is expected that full evaluation, updating and testing will be completed during the third quarter of 1999.

The Company has interviewed key suppliers to determine their capability to continue providing goods and services. Based on responses from over 80% of those surveyed, the Company believes that these suppliers are either Year 2000 compliant or will be made Year 2000 compliant on a timely basis. Nevertheless, the Company continues to expand its understanding of the Year 2000 problems to its significant business partners based on ongoing surveys and interviews and this process will continue throughout 1999. Contingency plans for supply disruptions are in the process of being formulated and are expected to be completed by third quarter 1999.

The Company has also interviewed key customers and all those who utilize Electronic Data Interface (EDI) as the principal means of placing orders. The responses received indicate that most customers are in the process of developing or executing remediation plans to address Year 2000 problems. The Company believes that customers present a potential Year 2000 business risk because of the Company's limited ability to influence their actions or internal processes.

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements, and were derived using numerous assumptions. Despite the Company's belief that its Year 2000 program reduces the risk of an internal compliance failure and is taking an active approach to assess the readiness of its business partners, there can be no assurances that all parties will achieve timely Year 2000 compliance or that such noncompliance will not have a material adverse impact to the Company.


ACCOUNTING PRONOUNCEMENTS

SFAS 131

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes the reporting standards for operating segments in annual financial statements and requires selected information on operating statements in interim financial statements. SFAS 131 revised the disclosure requirements for segment reporting by defining the characteristics and quantitative thresholds for which segment information is required to be disclosed. The Company adopted SFAS in 1998 and all prior period amounts have been restated.


SFAS 133

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is effective for fiscal quarters of fiscal years commencing after June 15, 1999, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. In the period of adoption, the transition adjustments may effect current earnings and may effect other comprehensive income. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item or be deferred in other comprehensive income. The Company is assessing the impact of the provisions of SFAS 133 on its hedging activities, which are currently limited to forward foreign currency exchange contracts. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on current earnings or on the Company's financial position, however, at this time, the effect of the adoption of SFAS 133 on the Company's future earnings and financial position cannot be estimated.



SOP 98-5

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that all costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in the first quarter of fiscal 1999, the initial application of which will not have a material effect on earnings or on the Company's financial position.


CERTAIN OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks and uncertainties could cause the Company's actual results to differ materially from those reflected by forward looking statements or otherwise implied by management from time to time.

Competition

Competition is intense in the markets in which the Company sells its products. The Company competes against a large number of other companies, both domestic and foreign, with substantially greater resources than the Company. The principal competitors for the Company's Saucony products are Nike, New Balance and ASICS. The principal competitors for the Company's bicycle products are Cannondale and Trek. The principal competitors for Hind are Nike, Pearl Izumi and TYR.

Foreign Currency Exchange Rates

The Company's financial results have, from time to time, been adversely affected by the fluctuations in currency exchange rates. There can be no assurance that the Company's efforts to reduce currency exchange losses will be successful or that currency exchange rates will not have an adverse impact on the Company's future operating results and financial condition.

Potential Fluctuations in Quarterly Results

The Company's quarterly operating results may vary significantly depending on a number of factors, including, but not limited to, the timing and shipment of individual orders, market acceptance of new products offered by the Company, changes in the Company's operating expenses, personnel changes, mix of products sold, changes in product pricing and general economic conditions. It is possible that in some future quarter the Company's revenue or operating results will be below expectations of stock investors. If that were to occur, the market price of the Common Stock could be materially and adversely affected.

Dependence on Consumer Preferences

The Company is susceptible to fluctuations in its business based upon footwear fashion trends, particularly on its Jazz Original product offerings, and frequently changing consumer preferences and product demands. The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. Moreover, the Company could be materially and adversely
affected  by   conditions   in  the  retail   industry  in  general,   including
consolidation and the resulting decline in the number of retailers and other cyclical economic factors.

Dependence on Major Customers

One key customer accounted for more than 13% of the Company's consolidated revenue during 1998. Other major accounts also provide significant portions of the Company's overall revenues which could be adversely impacted by the loss of any key account.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. Almost all borrowings of the Company are based on floating rates which would increase interest expense in an environment of rising interest rates. The Company has a policy of selectively hedging foreign currency risks, but there are no assurances that this program will fully insulate against short-term fluctuations in financial results.


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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 20, 1999 (the "1999 Proxy Statement") under the captions "ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference. The Company expects to file the 1999 Proxy Statement within 120 days after the close of the fiscal year ended January 1, 1999.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation of Directors," "Compensation of Executive Officers," "Employment and Consulting Agreements and Other Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement and is incorporated herein by this reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the 1999 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Employment and Consulting Agreements and Other Arrangements" appearing in the 1999 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Index to Consolidated Financial Statements

     The following Consolidated Financial Statements of Saucony, Inc. and its subsidiaries are included in this report:

     Reports of Independent Accountants Consolidated balance sheets at January 1, 1999 and January 2, 1998


     Consolidated statements of income for the years ended January 1, 1999, January 2, 1998 and January 3, 1997

     Consolidated statements of stockholders' equity for the years ended January 1, 1999, January 2, 1998 and January 3, 1997


     Consolidated statements of cash flows for the years ended January 1, 1999, January 2, 1998 and January 3, 1997

       Notes to the Consolidated Financial Statements


     2. Index to Consolidated Financial Statement Schedules

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


     (b) 1. Reports on Form 8-K

     No Current Reports on Form 8-K were filed in the fourth quarter of fiscal 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SAUCONY, INC. (registrant)


                                         By: /s/ John H. Fisher
                                         John H. Fisher President
                                         and Chief Executive Officer

Date:      April 1, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  NAME                         CAPACITY                            DATE


/s/ John H. Fisher             President                        April 1, 1999
John H. Fisher                 Chief Executive Officer
                               Director

/ s/ Charles A. Gottesman      Executive Vice President         April 1, 1999
Charles A. Gottesman           Chief Operating Officer
                               Director

/s/ Terence P. Chin            Senior Vice President            April 1, 1999
Terence P. Chin                Chief Financial Officer

/s/ Roger P. Deschenes         Vice President, Controller       April 1, 1999
Roger P. Deschenes             Chief Accounting Officer

/s/ John J. Neuhauser          Director                         April 1, 1999
John J. Neuhauser

/s/ Robert J. LeFort, Jr.      Director                         April 1, 1999
Robert J. LeFort, Jr.

/s/ John M. Connors, Jr.       Director                         April 1, 1999

John M. Connors, Jr.

/s/ Phyllis H. Fisher          Director                         April 1, 1999
Phyllis H. Fisher

Report of Independent Accountants

To The Board of Directors of
Saucony, Inc.


           In our opinion, based on our audits and the report of the other auditors, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Saucony, Inc. and its subsidiaries at January 1, 1999 and January 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We did not audit the financial statements of Saucony SP Pty. Ltd., a fifty percent owned consolidated joint venture, as of January 2, 1998 and for the two years in the period ended January 2, 1998, which statements reflect total assets of six percent of consolidated assets at January 2, 1998, and total revenues of eleven percent and twelve percent of consolidated revenues for the years ended January 2, 1998 and January 3, 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Saucony SP Pty. Ltd.(before adjustments to U.S. GAAP), is based solely on the report of the other auditors. We also audited the translation of the financial statements of Saucony SP Pty. Ltd., in Australian dollars to U.S. dollars as well as other adjustments required to ensure that the financial statements are in accordance with U.S. GAAP as of January 2, 1998 and for the two years in the period ended January 2, 1998. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.

As discussed in footnote 24, the financial statements for 1996 and 1997 have been restated.




                           PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 1999

Grant Thornton
Independent Audit Report to the Members of Saucony S.P. Pty. Ltd.

Scope

We have audited the financial statements of Saucony S.P. Pty. Ltd., comprising the Australian statutory accounts (which are not separately presented herein), for the year ended 2 January 1998. The company's directors are responsible for the financial statements. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the company.

Our audit has been conducted in accordance with Australian auditing standards, which are substantially the same as auditing standards generally accepted in the United States, to provide reasonable assurance as to whether the financial statements are free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial statements, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion as to whether, in all material respects, the financial statements are presented fairly in conformity with generally accepted accounting principles and so as to present a view which is consistent with our understanding of the company's financial position, the results of its operations and its cash flows.

The audit opinion expressed in this report has been formed on the above basis.

Audit Opinion

In our opinion, the financial statements of Saucony S.P. Pty. Ltd. are properly drawn up so as to present fairly, in all material respects, the company's financial position as at 2 January 1998 and 3 January 1997, and the results of their operations and their cash flows for each of the three years in the period ended 2 January 1998 in accordance with accounting principles generally accepted in Australia which differ in certain aspects from those followed in the United States.

Going Concern Basis of Accounting

Without qualification to the opinion expressed above, attention is drawn to Note 1 of the financial statements. Notwithstanding the deficiency of working capital and net assets, the financial statements have been prepared on a going concern basis as the directors have received an undertaking of continued financial support from the directors of Hyde Athletic Industries, Inc. and the directors believe that such financial support will be continued to be made available.



GRANT THORNTON
Chartered Accountants

/s/ B R Gordon
B R GORDON
Partner

2 April 1998



                                                       SAUCONY, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS

                                                                   ASSETS
                                                    (in thousands, except share amounts)
                                                                                                       January 1,        January 2,
                                                                                                          1999              1998
Current assets:
      Cash and cash equivalents                                                                       $      5,495      $      4,432
      Marketable securities                                                                                    179               148
      Accounts receivable, net of allowance for doubtful accounts
        and discounts (1998, $1,880; 1997, $2,032)                                                          19,473            18,636
      Inventories                                                                                           31,072            23,471
      Deferred income taxes                                                                                  1,605             2,034
      Prepaid expenses and other current assets                                                              1,318             1,518
                                                                                                      ------------      ------------
        Total current assets                                                                                59,142            50,239
                                                                                                      ------------      ------------

Property, plant and equipment, net of accumulated depreciation and amortization                              8,123             8,135
                                                                                                      ------------      ------------

Other assets:
      Goodwill, net of accumulated amortization (1998, $132; 1997, $42;)                                     1,267             1,238
      Deferred charges, net of accumulated amortization (1998, $1,544; 1997, $1,843)                           430               491
      Long-term accounts and notes receivable                                                                   82               114
      Deferred income taxes                                                                                    353               353
      Other                                                                                                    482               746
                                                                                                      ------------      ------------
        Total other assets                                                                                   2,614             2,942
                                                                                                      ------------      ------------

Total assets                                                                                          $     69,879      $     61,316
                                                                                                      ============      ============

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Letters of credit payable                                                                          $      2,790       $     1,201
   Notes payable                                                                                             7,568             2,885
   Current portion of long-term debt and capital lease obligations                                             324             3,639
   Accounts payable                                                                                          3,454             2,680
   Accrued expenses                                                                                          4,704             2,910
                                                                                                      ------------      ------------
      Total current liabilities                                                                             18,840            13,315
                                                                                                      ------------      ------------

Long-term obligations:
      Long-term debt, net of current portion                                                                    36                25
   Capital lease obligations, net of current portion                                                           523               746
   Deferred income taxes                                                                                     1,851             1,819
   Other long-term obligations                                                                                 157               144
                                                                                                      ------------      ------------
      Total long-term obligations                                                                            2,567             2,734
                                                                                                      ------------      ------------
Commitments and contingencies                                                                                   --                --

Minority interest in consolidated subsidiaries                                                                 222               195
                                                                                                      ------------      ------------

Stockholders' equity:
   Preferred stock, $1.00 par; authorized 500,000 shares; none issued                                           --                --

   Common stock:
      Class A, $.333 par; authorized 20,000,000 shares
      (issued 1998, 2,707,027; 1997, 2,706,227)                                                                902               902
      Class B, $.333 par; authorized 20,000,000 shares
      (issued 1998, 3,826,805; 1997, 3,743,487)                                                              1,276             1,248

   Additional paid-in capital                                                                               15,921            15,652
   Retained earnings                                                                                        32,360            28,781
   Accumulated translation                                                                                    (528)            (417)
                                                                                                      -------------    -------------
                                                                                                            49,931            46,166
                                                                                                      ------------      ------------
  Less:
   Common stock held in treasury, at cost (1998, 305,400; 1997, 198,400)                                    (1,665)          (1,054)
      Unearned compensation                                                                                    (16)             (40)
                                                                                                      -------------     ------------
                                                                                                            48,250            45,072
                                                                                                      ------------      ------------
Total liabilities and stockholders' equity                                                            $     69,879      $     61,316
                                                                                                      ============      ============

                 See notes to Consolidated Financial Statements




                                                      SAUCONY, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998, AND JANUARY 3, 1997

                                                               (Note 24)
                                                (in thousands, except share amounts)

                                                                                          1998            1997             1996
                                                                                          ----            ----             ----

Net sales                                                                            $    105,074     $     93,611     $    91,341
Other revenue                                                                                 736              351             538
                                                                                     ------------     ------------     -----------

Total revenue                                                                             105,810           93,962          91,879
                                                                                     ------------     ------------     -----------

Costs and expenses:
   Cost of sales                                                                           67,623           63,511          61,692
   Selling expenses                                                                        17,507           16,698          16,065
   General and administrative expenses                                                     14,939           13,412          11,777
   Writedown of Australian assets                                                              --            1,426              --
   Writedown of impaired real estate                                                           --              850              --
                                                                                     ------------     ------------     -----------
      Total costs and expenses                                                            100,069           95,897          89,534
                                                                                     ------------     ------------     -----------

Operating income (loss)                                                                     5,741           (1,935)          2,345

Non-operating income (expense):
   Interest, net                                                                             (707)            (817)           (730)
   Foreign currency                                                                           124           (1,127)            171
   Other                                                                                       80               79             196
                                                                                     ------------     ------------     -----------

Income (loss) before income taxes and minority interest                                     5,238           (3,800)          1,982

Provision for income taxes                                                                  1,629              355             325

Minority interest in income (loss) of consolidated subsidiaries                                30             (123)            308
                                                                                     ------------     -------------    -----------

Income (loss) from continuing operations                                                    3,579           (4,032)          1,349

Discontinued operations (net of tax):
   Loss from discontinued operations                                                           --             (394)           (243)
   Gain on disposal of Brookfield business                                                     --               96              --
                                                                                     ------------     ------------     -----------

Net income (loss)                                                                    $      3,579     $     (4,330)    $     1,106
                                                                                     ============     =============    ===========

Per share amounts:

Earnings per common share - basic:
   Income (loss) from continuing operations                                          $      0.57      $     (0.65)     $     0.22
   Income (loss) from discontinued operations                                               0.00            (0.05)          (0.04)
                                                                                     -----------      ------------     -----------
Net income (loss) per common share - basic                                           $      0.57      $     (0.70)     $     0.18
                                                                                     ===========      ============     ==========

Earnings per common share - diluted:
   Income (loss) from continuing operations                                          $      0.56      $     (0.65)     $     0.22
   Income (loss) from discontinued operations                                               0.00            (0.05)          (0.04)
                                                                                     -----------      ------------     -----------
Net income (loss) per common share - diluted                                         $      0.56      $     (0.70)     $     0.18
                                                                                     ===========      ============     ==========

                 See notes to Consolidated Financial Statements





                                                         SAUCONY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997

                                                     (in thousands, except share amounts)

                                                                             Common Stock                Paid-In         Retained
                                                                        Class A        Class B           Capital         Earnings

Balance, January 5, 1996 (as restated, see Note 24)                    $    902        $ 1,237         $  15,521        $  32,005

Issuance of common stock, stock option exercise                              --              6                63               --

Cancellation of below market options                                         --             --                (3)              --

Amortization of unearned compensation                                        --             --                --               --

Net income                                                                   --             --                --            1,106

Foreign currency translation adjustments                                     --             --                --               --
                                                                       --------        -------         ---------        ---------

Balance, January 3, 1997                                               $    902        $ 1,243         $  15,581        $  33,111

Issuance of common stock, stock option exercise                              --              5                34               --

Cancellation of below market options                                         --             --               (15)              --

Issuance of below market options and
   restricted stock                                                          --             --                52               --

Amortization of unearned compensation                                        --             --                --               --

Net loss                                                                     --             --                --           (4,330)

Foreign currency translation adjustments                                     --             --                --               --
                                                                       --------        -------         ---------        ---------

Balance, January 2, 1998                                               $    902        $ 1,248         $  15,652        $  28,781

Issuance of common stock, stock option exercise                              --             28               269               --

Amortization of unearned compensation                                        --             --                --               --

Repurchasing of common stock, at cost                                        --             --                --               --

Net income                                                                   --             --                --            3,579

Foreign currency translation adjustments                                     --             --                --               --
                                                                       --------        -------         ---------        ---------

Balance, January 1, 1999                                               $    902        $ 1,276         $  15,921        $  32,360
                                                                       ========        =======         =========        =========






                                                                   SAUCONY, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                                        FOR THE YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997

                                                               (in thousands, except share amounts)

                                                                                                                           Total
                                                                    Treasury Stock         Unearned       Accumulated  Stockholders'
                                                                Shares        Amount     Compensation     Translation     Equity

Balance, January 5, 1996 (as restated, see Note 24)             198,400     $  (1,054)     $  (194)      $   (257)      $   48,160

Issuance of common stock, stock option exercise                      --            --           --             --               69

Cancellation of below market options                                 --            --            3             --               --

Amortization of unearned compensation                                --            --          126             --              126

Net income                                                           --            --           --             --            1,106

Foreign currency translation adjustments                             --            --           --             23               23
                                                              ---------     ---------      -------       --------       ----------

Balance, January 3, 1997                                        198,400     $  (1,054)     $   (65)      $   (234)      $   49,484

Issuance of common stock, stock option exercise                      --            --           --             --               39

Cancellation of below market options                                 --            --           15             --               --

Issuance of below market options and
   restricted stock                                                  --            --          (52)            --               --

Amortization of unearned compensation                                --            --           62             --               62

Net loss                                                             --            --           --             --           (4,330)

Foreign currency translation adjustments                             --            --           --           (183)            (184)
                                                              ---------     ---------      -------       ---------      -----------

Balance, January 2, 1998                                        198,400     $  (1,054)     $   (40)      $   (417)      $   45,072

Issuance of common stock, stock option exercise                      --            --           --             --              297

Amortization of unearned compensation                                --            --           24             --               24

Repurchase of common stock, at cost                             107,000          (611)          --             --             (611)

Net income                                                           --            --           --             --            3,579

Foreign currency translation adjustments                             --            --           --           (111)            (111)
                                                              ---------     ---------      -------       ---------      -----------

Balance, January 1, 1999                                        305,400     $  (1,665)     $   (16)      $   (528)      $   48,250
                                                              =========     ==========     ========      =========      ==========


                                                       See notes to Consolidated Financial Statements






                                         SAUCONY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997
                                                (in thousands)

                                                                                        1998              1997              1996
                                                                                        ----              ----              ----
Cash flows from operating activities:
   Net income (loss)                                                                 $    3,579        $   (4,330)       $   1,106
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
      Writedown of Australian assets                                                         --             2,766               --
      Discontinued operations                                                                --               298              243
      Depreciation and amortization                                                       1,836             1,594            1,452
      Provision for bad debt and discounts                                                4,908             4,887            5,269
      Deferred income tax provision (benefit)                                               461            (1,269)            (217)
      Writedown of impaired real estate                                                      --               850               --
      Minority interest in income (loss) of consolidated subsidiaries                        30              (123)             308
      Other                                                                                 (17)              (29)             148
Changes in operating  assets and  liabilities,  net of effects of  acquisitions, dispositions and foreign currency adjustments:
Decrease (increase) in assets:
   Marketable securities                                                                    (31)               88               71
   Accounts and notes receivable                                                         (5,718)           (6,711)          (9,938)
   Inventories                                                                           (7,002)           (1,301)          (1,158)
   Prepaid expenses and other current assets                                                176              (539)             281
Increase (decrease) in liabilities:
   Letters of credit payable                                                              1,589              (612)            (613)
   Accounts payable                                                                         714               919             (525)
   Accrued expenses                                                                         977              (296)             733
   Accrued income taxes                                                                     944               159               (5)
                                                                                     ----------        ----------        ----------
Total adjustments                                                                        (1,133)              681           (3,951)
                                                                                     -----------       ----------        ----------

Net cash provided (used) by continuing operations                                         2,446            (3,649)          (2,845)

Net cash provided (used) by discontinued operations                                          --             2,227           (2,379)
                                                                                     ----------        ----------        ----------
Net cash provided (used) by operating activities                                          2,446            (1,422)          (5,224)
                                                                                     ----------        -----------       ----------

Cash flows from investing activities:
   Proceeds from the sale of Brookfield business                                             --             6,841               --
   Purchases of property, plant and equipment                                            (1,257)           (1,305)            (791)
   Proceeds from the sale of equipment                                                       72               511               78
   Change in deferred charges, deposits and other                                            92               (26)          (1,066)
   Payments for business acquisitions                                                      (863)             (140)          (1,250)
                                                                                     -----------       -----------       ----------
Net cash provided (used) by investing activities                                         (1,956)            5,881           (3,029)
                                                                                     -----------       ----------        ----------

Cash flows from financing activities:
   Net short-term borrowings                                                              3,426            (1,063)            1,313
   Repayment of long-term debt and capital lease obligations                             (2,364)           (2,711)           (2,364)
   Proceeds from long-term borrowings                                                        --                --               420
   Common stock repurchased                                                                (611)               --                --
   Issuances of common stock, including options                                             297                39                69
                                                                                     ----------        ----------        ----------

Net cash provided (used) by financing activities                                            748            (3,735)             (562)
Effect of exchange rate changes on cash and cash equivalents                               (175)              905               (50)
                                                                                     -----------       ----------        -----------
Net increase (decrease) in cash and cash equivalents                                      1,063             1,629            (8,865)
Cash and cash equivalents at beginning of period                                          4,432             2,803            11,668
                                                                                     ----------        ----------        ----------
Cash and cash equivalents at end of period                                           $    5,495        $    4,432        $    2,803
                                                                                     ==========        ==========        ==========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
      Income taxes, net of refunds                                                   $      257        $      663        $      736
                                                                                     ==========        ==========        ==========

      Interest                                                                       $      657        $      887        $      959
                                                                                     ==========        ==========        ==========

Non-cash Investing and Financing Activities:
   Property purchased under capital leases                                           $      141        $       86        $    1,234
                                                                                     ==========        ==========        ==========

                 See notes to Consolidated Financial Statements




                         SAUCONY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the Years Ended January 1, 1999, January 2, 1998 and January 3, 1997


1.      Summary of Significant Accounting Policies:

        Business Activity

        The Company is an importer and manufacturer of a broad line of high-performance athletic footwear, athletic apparel and high-quality bicycles, bicycle frames and components. The Company markets its products principally to domestic and international retailers and distributors.

        Reporting Period

        The Company adopted a 52-53 week fiscal year in 1991. The Consolidated Financial Statements and notes for 1998, 1997 and 1996 represent the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively. In management's opinion, the Consolidated Financial Statements for 1998, 1997 and 1996 are comparable.

        Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Saucony, Inc. and all of its majority-owned subsidiaries, domestic and foreign.

        All  significant   intercompany  accounts  and  transactions  have  been
        eliminated in consolidation.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition

        Sales, net of discounts and estimated returns and allowances, and related costs of sales are recognized upon shipment of products. Provisions for returns and allowances are determined principally on the basis of past experience.

        Inventories

        Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        Property, Plant and Equipment

        Land, buildings and equipment, including significant improvements to existing facilities, are at the lower of cost or estimated carrying values. The assets are depreciated over their estimated useful lives or capital lease terms, if shorter, using the straight-line method. The estimated useful lives of the assets are: 33 years for buildings and improvements and 3 to 15 years for machinery and equipment. Major renewals and betterments are capitalized. Maintenance, repairs and minor property renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of, are removed from the accounts. Any gain or loss, resulting from the retirement or disposition of property, plant and equipment, is included in consolidated net income.

        Investments in Marketable Securities

        Investment  in  marketable   securities   are   categorized  as  trading
        securities which are reported at fair value, with changes in fair value recorded in consolidated net income.

        Deferred Charges and Goodwill

        Deferred charges consist primarily of trademarks and business acquisition costs. Business acquisition costs and trademarks are amortized over five years; goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is being amortized over the period of expected benefit of fifteen years.

        Income Taxes

        The provision for income taxes is calculated according to the precepts of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 1, 1999 and January 2, 1998 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

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

        Stock-Based Compensation

        The Company grants stock options to officers, key employees, directors, consultants and advisors with the exercise price determined by the Compensation Committee of the Board of Directors. The Company accounts for stock-option grants, except those granted to selected consultants and advisors of the Company, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which defines stock compensation as the excess of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee is required to pay. The Company accounts for stock option grants to consultants and advisors in accordance with SFAS 123 and has not incurred any material charges to date. As prescribed under SFAS 123, "Accounting for Stock-Based Compensation", the Company has disclosed in Notes 11 and 12 the pro forma effects on net income and earnings per share of determining stock-based compensation expense based upon the fair value of the stock options granted subsequent to December 31, 1994.

        Statements of Cash Flows

        For  purposes  of  these  statements,   cash  equivalents   include  all
        short-term deposits with an original maturity of three months or less.

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

        Forward Foreign Currency Exchange Contracts

        From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains and losses on forward exchange contracts are offset against foreign currency exchange gains or losses on the underlying hedged item.

        Reclassifications

        Certain items in prior years' Consolidated Financial Statements have been reclassified to conform to the 1998 presentation. The results of operations for Brookfield Athletic Co., Inc. have been segregated from continuing operations and are reported separately as discontinued operations.

        Advertising and Promotion

        Advertising and promotion costs, including print media production cost, are expensed as incurred, with the exception of co-operative advertising, which is accrued and the advertising costs expensed in the period of revenue recognition. Advertising and promotion expense amounted to $7,912,000, $8,543,000 and $8,743,000 for 1998, 1997 and
        1996, respectively.

        Research and Development Expenses

        Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,681,000, $1,438,000 and $1,417,000 for 1998, 1997 and 1996,
        respectively.

        New Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes the reporting standards for operating segments in annual financial statements and requires selected information on operating segments in interim financial statements. SFAS 131 revised the disclosure requirements for segment reporting by defining the characteristics and quantitative thresholds for which segment information is required to be disclosed. SFAS 131 is effective for fiscal years commencing after December 15, 1997. The Company adopted SFAS 131 in fiscal 1998 and all prior periods have been restated. See Note 17 of the Notes to Consolidated Financial Statements.

        In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is effective for fiscal quarters of fiscal years commencing after June 15, 1999, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. In the period of adoption, the transition adjustments may effect current earnings and may effect other comprehensive income. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earning when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item, or be deferred in other comprehensive income. The Company is still assessing the impact of the provisions of SFAS 133 on its hedging activities, which are currently limited to forward foreign currency exchange contracts. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings. At this time, the effect of the adoption of SFAS 133 on the Company's future earnings and financial position cannot be estimated.

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that all costs of start-up activities, including organization costs, be expensed as occurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in the first quarter of fiscal 1999, the initial application of which will not have a material effect on earnings or on the Company's financial position.


2.      Marketable Securities:

        As of January 1, 1999, the Company's holdings in marketable securities consisted primarily of equity securities which are classified as trading securities.

        The cost of the securities held at January 1, 1999 and January 2, 1998 was $134,000 and $138,000, respectively. As of January 1, 1999 and January 2, 1998, the market value of such securities was $179,000 and $148,000, respectively.

        Included in the determination of net income for the years ended January 1, 1999, January 2, 1998 and January 3, 1997 were: 1998, net realized losses of $3,000 and net unrealized gains of $35,000; 1997, net realized gains of $22,000 and net unrealized gains of $2,000; and 1996, net realized gains of $10,000.


3.      Inventories:

        Inventories at January 1, 1999 and January 2, 1998 consisted of the following (in thousands):


                                            1998                     1997
                                            ----                     ----

            Finished goods             $     24,194              $    17,534

            Work-in-process                     834                      514

            Raw materials and supplies        6,044                    5,423
                                       ------------              -----------

            Total                      $     31,072              $    23,471
                                       ============              ===========

4.   Property, Plant and Equipment:

     Major classes of property, plant and equipment at January 1, 1999 and January 2, 1998 were as follows (in thousands): 1998 1997

        Land                               $        484            $       484
        Buildings and improvements                5,997                  5,997
        Machinery and equipment                   9,777                  8,328
        Capitalized leases                        1,586                  1,708
        Leasehold improvements                      275                    236
                                           ------------              -----------
                                                 18,119                 16,753
        Less accumulated depreciation
         and amortization                         9,996                  8,618
                                           ------------              -----------

           Total                           $      8,123              $   8,135
                                           ============              ===========


        Accumulated amortization of the leased property was $790 and $344 at January 1, 1999 and January 2, 1998, respectively.


5.      Accrued Expenses:

        Accrued expenses at January 1, 1999 and January 2, 1998 consisted of the following (in thousands):

                                             1998                   1997
                                             ----                   ----

     Payroll and bonuses               $    1,249             $       570
     Income taxes                             869                      --
     Sales commissions                        237                     251
     Selling and advertising                  186                     265
     Other                                  2,163                   1,824
                                       ----------             -----------

     Total                             $    4,704             $     2,910
                                        ==========             ===========



6.      Long-Term Debt:
                                                                                                              (in thousands)
                                                                                                         1998                1997
       Senior notes payable due in semiannual installments of interest (9.70%
        per annum) on the unpaid  principal  amount  through  maturity  and six
         annual principal payments of $2,000,000 commencing April 29, 1993                           $       --           $    2,000

        Note payable to a bank under a revolving line of credit  agreement,  due
         on January 30, 1998, with interest of 8.15%.                                                         --               1,302

        Notes payable to bank due in monthly  installments  ranging from $580 to
         $744 through June 2002, with interest ranging from 4.9% to 10.0%.                                    47                  31
                                                                                                     -----------          ----------
                                                                                                              47               3,333

        Less current portion                                                                                  11               3,308
                                                                                                     -----------          ----------


        Long-term debt, net                                                                          $        36          $       25
                                                                                                     ===========          ==========


        Long-term debt maturities payable for the four years and thereafter subsequent to January 1, 1999 are as follows (in thousands):

                 1999                       $    11
                 2000                            14
                 2001                            14
                 2002                             8
                                            -------

                Total                       $    47
                                            =======




7.      Capital Lease Obligations:

        The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 1, 1999 (in thousands):

              1999                                               $      359
              2000                                                      331
              2001                                                      195
              2002                                                       22
              2003                                                        5
                                                                 ----------
              Total minimum lease payments                              912
              Less amounts representing interest                         76
                                                                 ----------
              Present value of minimum lease payments                   836
              Less current portion                                      313
                                                                 ----------
              Long-term portion                                  $      523
                                                                 ==========

8.      Employee Retirement Plans:

        The Company has maintained a qualified retirement savings plan ("401(k) Plan") since 1991. As amended, all United States employees of the Company who meet the minimum age and service requirements are eligible to participate in the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan equal to a certain percentage of the participating employees' contributions, subject to the limitations imposed  by  the  401(k)  Plan  and  the  Internal  Revenue  Code.  Such
        contributions  amounted to $72,000,  $83,000 and $71,000 for 1998,  1997 and 1996, respectively.

        In 1995, the Company established an unfunded deferred compensation program ("DCP") to provide key executives and highly compensated employees with supplemental retirement benefits. Eligibility is determined by the Company's Board of Directors. The DCP is not qualified under Section 401 of the Internal Revenue Code. The Company may make discretionary contributions to the DCP equal to a certain percentage of the participants' contributions. Such contributions amounted to $14,000, $10,000 and $5,000 for 1998, 1997 and 1996, respectively.


9.      Commitments and Contingencies:

        Lease Commitments

        The Company is obligated under various operating leases for equipment and rental space through 2005. Total equipment and rental expenses for 1998, 1997 and 1996 were $959,000, $910,000 and $831,000, respectively.
        Future minimum equipment and rental payments are as follows: 1999, $577,000; 2000, $448,000; 2001, $299,000; 2002, $50,000; 2003 and
        thereafter, $78,000.

        Short-Term Borrowing Arrangements

        On August 31, 1998, the Company entered into a revolving credit agreement under the terms of which a bank committed a maximum credit line of $15,000,000 to the Company for cash borrowings and letters of credit. The credit facility, which was amended and increased on March 15, 1999 to $20,000,000, terminates on July 31, 2001 and replaces a prior credit facility that expired on August 31, 1998. Borrowings under the facility bear interest at either the bank's prime rate of interest, less 0.5%, or at the LIBO rate, plus 1.5% (the borrowing mark-up at January 1, 1999 was 2.0%). In addition, the Company pays a quarterly commitment fee of 0.375% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the declaration or payment of dividends, a minimum tangible net worth, as defined, restrictions on annual capital expenditures, a minimum current ratio, as defined, a minimum leverage ratio, a minimum interest coverage, as defined. The credit facility is subject to the bank's periodic review of the Company's operations.

        The Company was in compliance with such covenants at January 1, 1999. At January 1, 1999, there were borrowings of $5,838,000 outstanding under the facility and letters of credit outstanding of $6,604,000.

        On March 25, 1998, the Company's primary lender and several of the Company's foreign subsidiaries entered into demand lines of credit letter agreements to provide working capital resources. Demand lines of credit were made available as follows: Saucony Sports BV, Dutch Guilders 3,500,000; Saucony UK, Inc., British Pounds 800,000; and, Saucony Deutschland Vertriebs GmbH, German Marks 900,000. The lines of credit are not committed facilities and as such the availability of advances under the lines of credit are at the sole discretion of the bank.

        At January 1, 1999, aggregate borrowings under the demand lines of credit amounted to $1,730,000.

        Saucony Canada, Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a credit line of Canadian Dollars 1,000,000 for cash borrowings and letters of credit. At January 1, 1999, there were no borrowings outstanding under this credit facility.

        At January 1, 1999, the Company was committed under foreign exchange contracts to purchase U.S. dollars in the amount of $735,000.

        Litigation

        The Company is involved in various routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In management's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, operations or cash flows (irrespective of any potential insurance recovery).


10.     Common Stock:

        As of January 1, 1999, January 2, 1998 and January 3, 1997, the number of shares of Class A Common Stock and Class B Common Stock outstanding were as follows:

                                                                                    Class A                       Class B
                                                                                    Common                        Common
                                                                                     Stock                         Stock

             Shares outstanding at January 5, 1996                                  2,701,727                      3,515,415
             Shares issued                                                              1,500                         18,244
                                                                                    ---------                      ---------
             Shares outstanding at January 3, 1997                                  2,703,227                      3,533,659
             Shares issued                                                                 --                         14,428
                                                                                    ---------                      ---------
             Shares outstanding at January 2, 1998                                  2,703,227                      3,548,087
             Shares issued                                                                800                         83,318
             Shares repurchased                                                       (25,000)                       (82,000)
                                                                                    ----------                     ---------
             Shares outstanding at January 1, 1999                                  2,679,027                      3,549,405
                                                                                    =========                      =========



11.     Stock Options:

        Under the Company's 1993 Equity Incentive Plan (the "Equity Incentive Plan") the Company may grant incentive stock options and restricted stock awards to officers, key employees and Directors of the Company. Outside consultants and advisors to the Company are eligible to receive non-statutory stock options and awards of restricted stock.

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

        At January 1, 1999, a total of 1,150,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the plan.

        The Director Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options upon specified occasions. A total of 100,000 shares of Class B Common Stock have been reserved for issuance under the plan. The option purchase price per share shall equal the fair market value of Class B Common Stock on the date of the grant. The options are exerciseable at any time, in whole or in part, prior to the fifth anniversary of the date of the grant. No further options may be granted under the Director Stock Option Plan which expired in 1998. The remaining 62,000 shares reserved under the Plan are no longer available for grant.

        The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan and the Director Stock Option Plan for the three-year reporting period ended January 1, 1999:

                                                                      Shares

         Shares available at January 5, 1996                         421,240
         Awards granted                                               (8,000)
         Options expired                                              44,486
                                                                   ---------
         Shares available at January 3, 1997                         457,726
         Additional shares reserved                                  350,000
         Awards granted                                             (149,150)
         Options expired                                              25,278
                                                                   ---------
         Shares available at January 2, 1998                         683,854
         Awards granted                                              (18,750)
         Options expired                                              26,666
         Director stock option plan expiration                       (62,000)
                                                                   ----------
         Shares available at January 1, 1999                         629,770
                                                                   ==========

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.

        Stock-based compensation arising from the issuance of restricted stock and below market options, is being amortized to expense over the vesting period of the stock grant or option term and amounted to $24,000, $62,000 and $126,000 for 1998, 1997 and 1996, respectively.

        The following table summarizes the Company's stock option activity as of January 3, 1997, January 2, 1998 and January 1, 1999:

                                                                                                 Weighted
                                                                                                  Average
                                                                                                 Exercise                Option
                                                                            Shares               Price                 Price Range

             Outstanding at January 5, 1996                                  390,304          $   4.37         $   2.00    - $ 12.25

                  Granted                                                      8,000          $   4.00         $   4.00    - $  4.00
                  Exercised                                                  (19,744)         $   3.52         $   2.25    - $  3.69
                  Forfeited                                                  (10,386)         $   5.00         $   2.25    - $ 10.75
                  Expired                                                    (35,000)         $   4.68         $   4.68    - $  4.68
                                                                             --------

             Outstanding at January 3, 1997                                  333,174          $   4.36         $   2.00    - $ 12.25

                  Granted                                                    147,350          $   4.50         $   4.44    - $  5.00
                  Exercised                                                  (12,628)         $   3.11         $   2.50    - $  3.69
                  Forfeited                                                  (38,278)         $   5.87         $   2.50    - $  8.50
                  Expired                                                     (3,000)         $   3.35         $   2.88    - $  3.63
                                                                          -----------

             Outstanding at January 2, 1998                                  426,618          $   4.32         $   2.00    - $ 12.25

                  Granted                                                     18,750          $   5.05         $   4.44    - $  6.50
                  Exercised                                                  (84,118)         $   3.52         $   2.25    - $  5.00
                  Forfeited                                                   (3,266)         $   3.27         $   2.50    - $  5.00
                  Expired                                                    (23,400)         $   8.46         $   3.69    - $ 12.25
                                                                          -----------

             Outstanding at January 1, 1999                                  334,584          $   4.28         $   2.00    - $  6.50
                                                                          ==========




     Options exercisable for shares of the Company's Class A and Class B Common Stock as of January 3, 1997, January 2, 1998 and January 1, 1999, are as follows:

                                                                              Options Exercisable
                                                                                                           Weighted Average
                                                                                                            Exercise Price
                                                 Class A           Class B                             Class A          Class B
                                                 Common            Common                              Common           Common
                                                  Stock             Stock             Total             Stock            Stock

                January 3, 1997                   11,400            181,953           193,353        $   5.60        $    4.81

                January 2, 1998                    4,900            228,586           233,486        $   2.27        $    4.71

                January 1, 1999                    4,100            224,054           228,154        $   2.27        $    4.22



        The  following  table   summarizes   information   about  stock  options
outstanding at January 1, 1999:


                                                             Options Outstanding                              Options Exercisable
                                    Weighted
                                                  Shares             Average          Weighted           Shares            Weighted
                                                Outstanding         Remaining          Average         Exercisable          Average
                         Range of                  at              Contractual        Exercise             at              Exercise
                      Exercise Prices         Jan. 1, 1999            Life              Price         Jan. 1, 1999           Price
                      ---------------         ------------            ----              -----         ------------           -----

                $   2.00   -  $   2.625             51,334            0.59           $   2.46              51,334         $   2.46

                $   4.00   -  $   4.875            257,350            2.84           $   4.52             155,620         $   4.57

                $   5.00   -  $   5.75              24,400            3.88           $   5.40              20,400         $   5.48

                $   6.00   -  $   6.50               1,500            2.27           $   6.17                 800         $   6.00
                                               -----------                                             ----------

                                                   334,584                                                228,154
                                               ===========                                             ==========

12.     Earnings Per Share

        The following  table sets forth the  computation  of basic  earnings per
        common  share  and  diluted   earnings  per  common  share  (dollars  in
        thousands, except per share amounts):

                                                       1998                           1997                           1996
                                              ------------------------     --------------------------     --------------------------
                                               Earnings      Earnings        Earnings       Earnings       Earnings        Earnings
                                                  per           per             per            per            per             per
                                                Common        Common          Common         Common         Common          Common
                                                Share -      Share -          Share -        Share -        Share -         Share -
                                                 Basic        Diluted          Basic         Diluted         Basic          Diluted
        Net income (loss)

           Income (loss) from

            continuing operations            $   3,579      $   3,579      $  (4,032)      $  (4,032)     $   1,349       $   1,349
           Loss from discontinued
            operations                              --             --           (298)           (298)          (243)           (243)
                                             ---------      ---------      ----------      ----------     ----------      ----------
           Net income (loss) available
            for common shares and
            assumed conversions              $   3,579      $   3,579      $  (4,330)      $  (4,330)     $   1,106       $   1,106
                                             =========      =========      ==========      ==========     =========       =========

        Weighted-average common
           shares and equivalents
           outstanding:

           Weighted-average shares
            outstanding                          6,242          6,242          6,240           6,240          6,224           6,224

           Effect of dilutive securities:
            Stock options                           --            131             --              --             --              44
                                             ---------      ---------      ---------       ---------      ---------       ---------
                                                 6,242          6,373          6,240           6,240          6,224           6,268
                                             =========      =========      =========       =========      =========       =========
        Earnings per share:
           Income (loss) from
            continuing operations             $   0.57       $   0.56       $   (0.65)      $  (0.65)      $   0.22        $   0.22
           Loss from discontinued
            operations                            0.00           0.00           (0.05)         (0.05)         (0.04)          (0.04)
                                              --------       --------       ----------      ---------      ---------       ---------

           Net income (loss)                  $   0.57       $   0.56       $   (0.70)      $  (0.70)      $   0.18        $   0.18
                                              ========       ========       ==========      =========      ========        ========


        The weighted average fair value at date of grant for options granted in 1998, 1997 and 1996 was $2.75, $2.47 and $1.93 per option, respectively.
        The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.5%, 6.3% and 6.3%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 43.0%, 41.0% and 47.0%; and a weighted-average expected life of the options of 5.0, 5.0 and 5.5 years.

        Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards in 1998, 1997 and 1996, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income
        (loss) per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):


                                                      1998                          1997                           1996
                                           --------------------------     --------------------------     --------------------------
                                            Earnings        Earnings       Earnings        Earnings       Earnings        Earnings
                                               per             per            per             per            per             per
                                             Common          Common         Common          Common         Common          Common
                                             Share -        Share -         Share -         Share -        Share -         Share -
                                              Basic          Diluted         Basic          Diluted         Basic          Diluted
        Net income (loss):

           As reported                     $   3,579       $   3,579      $  (4,330)      $  (4,330)     $   1,106      $   1,106
           Compensation expense for
            stock, net of tax                    (81)            (81)           (63)            (63)           (87)           (87)
                                           ----------      ----------     ----------      ----------     ----------     ----------

        Pro forma net income (loss)            3,498           3,498         (4,393)         (4,393)         1,019          1,019
                                           =========       =========      ==========      ==========     =========      =========

        Pro forma earnings per share
           As reported                     $   0.57        $   0.56       $  (0.70)       $  (0.70)      $   0.18       $    0.18
           Compensation expense for
            stock, net of tax                 (0.01)          (0.01)         (0.01)          (0.01)         (0.02)          (0.02)
                                           ---------       ---------      ---------       ---------      ---------      ----------

        Pro forma net income (loss)
           per share                       $   0.56        $   0.55       $  (0.71)       $  (0.71)      $   0.16       $    0.16
                                           ========        ========       =========       =========      ========       =========


        The pro forma net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because SFAS 123 does not take into consideration pro forma compensation expense related to option grants made prior to 1995.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

        Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



13.     Income Taxes:

        The provision for income taxes was based on pre-tax income (loss) from continuing operations before minority interest which was subject to taxation by the following jurisdictions (in thousands):

                                                                                 1998                1997                 1996
                                                                                 ----                ----                 ----
             Pre-tax income (loss):

                 United States                                                $    3,870         $       369           $    1,149
                 Foreign                                                           1,368              (4,169)                 833
                                                                              ----------         ------------          ----------

                 Total                                                        $    5,238         $    (3,800)          $    1,982
                                                                              ==========         ============          ==========


        The provision (credit) for income taxes consists of the following (in thousands):

                                                                                  1998               1997                 1996
                                                                                  ----               ----                 ----
             Current:
                 Federal                                                      $      830         $     1,058           $      265
                 State                                                               234                 309                  142
                 Foreign                                                             104                 223                  135
                                                                              ----------         -----------           ----------
                                                                                   1,168               1,590                  542
                                                                              ----------         -----------           ----------
             Deferred:
                 Federal                                                             239                (971)                (102)
                 State                                                                90                (298)                 (34)
                 Foreign                                                             (36)             (1,365)                 137
                                                                              -----------        ------------          ----------
                                                                                     293              (2,634)                   1
                                                                              ----------         ------------          ----------

             Change in valuation allowance                                           168               1,399                 (218)
                                                                              ----------         -----------           -----------

                 Total                                                        $    1,629         $       355           $      325
                                                                              ==========         ===========           ==========


        The net deferred tax asset or liability reported on the consolidated balance sheet consist of the following items as of January 1, 1999 and January 2, 1998 (in thousands):

                                                                                                         1998              1997
                                                                                                         ----              ----
           Net current deferred tax assets:

             Allowance for doubtful accounts and discounts                                           $      581        $    1,111
             Inventory allowances and tax costing adjustments                                               336               236
             Deferred compensation                                                                          315               279
             Other accrued expenses                                                                         307               283
             Foreign loss carryforwards                                                                      66               125
                                                                                                     ----------        ----------
                Total                                                                                $    1,605        $    2,034
                                                                                                     ----------        ----------

           Net long-term deferred tax assets:
             Foreign loss carryforwards                                                              $      921        $    1,752
             Valuation allowance                                                                           (568)           (1,399)
                                                                                                     -----------       -----------
                Total                                                                                $      353        $      353
                                                                                                     ----------        ----------

           Net long-term deferred tax liabilities:
             Property, plant and equipment                                                           $      697        $      621
             Investment in limited partnership                                                            1,154             1,198
                                                                                                     ----------        ----------
                Total                                                                                $    1,851        $    1,819
                                                                                                     ----------        ----------

           Net deferred tax asset                                                                    $      107        $      568
                                                                                                     ==========        ==========

        The foreign loss carryforwards relate to operating losses of approximately $2,394,000 which may be carried forward indefinitely. At January 1, 1999, the Company has determined that it is more likely than not that $568,000 of the deferred tax assets resulting from foreign operating losses will not be realized.

        A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate on pre-tax income from continuing operations before minority interest follows:

                                                                                                   1998           1997          1996
                                                                                                   ----           ----          ----

           U.S. federal income tax rate                                                            34.0%        (34.0%)        34.0%
           State income tax, net of federal benefit                                                 4.8           0.2           3.6
           Detriment (benefit) of valuation allowance relating
             to foreign losses                                                                      3.2          36.8         (11.0)
           Non-deductible expenses and tax-exempt income                                            0.4           0.7           1.5
           International tax rate differences                                                      (7.6)          7.0          (0.6)
           Low-income housing tax credits                                                          (0.7)         (1.4)         (9.0)
           Adjustment of prior years' estimated tax liabilities                                    (3.0)          0.0          (2.1)
                                                                                                 -------       ------        -------

           Effective income tax rate                                                               31.1%          9.3%         16.4%
                                                                                                 =======       =======       =======

        The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $1,573,000 at January 1, 1999.


14.     Discontinued Operations:

        On July 4, 1997, the Brookfield Athletic Co., Inc. ("Brookfield"), a wholly owned domestic subsidiary of the Company, sold substantially all of the net assets used in its business of distributing recreational products for $6,841,000. The Company recorded a pre-tax gain on the sale of $417,000, net of transaction costs of $278,000.

        The operating results of the Brookfield for the 1997 and 1996 fiscal years have been segregated from continuing operations and are reported as discontinued operations in the Company's Consolidated Financial Statements. A summary of such results follows (in thousands) (also, see
        Note 24):

                                                                                                     1997                1996
                                                                                                     ----                ----

                Revenues                                                                          $    2,381        $   19,567
                Costs and expenses                                                                     3,037            19,969
                                                                                                  ----------        ----------
                Loss before income taxes                                                                (656)             (402)
                Income tax benefit                                                                      (262)             (159)
                                                                                                  -----------       -----------
                Loss from discontinued operations                                                 $     (394)       $     (243)
                                                                                                  ===========       ===========
                Gain on sale of net assets                                                        $      417                --
                Post measurement date operating losses                                                  (243)               --
                                                                                                  -----------       ----------
                Gain on disposal before income taxes                                                     174                --
                Income tax expense                                                                        78                --
                                                                                                  ----------        ----------
                Gain on disposal of Brookfield business                                           $       96                --
                                                                                                  ==========        ==========
                Total loss from discontinued operations                                           $     (298)       $     (243)
                                                                                                  ===========       ===========




15.     Asset Writedowns:

        During 1997, the Company's Australian subsidiary recorded a $1,426,000 non-recurring charge to write-down accounts receivables (by $858,000) and other assets (by $568,000) to their net realizable values. In addition, a write-down of inventory of $1,340,000 was included in cost of sales in 1997. The Company recorded a deferred tax valuation allowance of $999,000 relating to net operating loss carryforwards of the Australian subsidiary which are not expected to be realized.

        During the second quarter of fiscal 1997, the Company recorded a non-recurring charge of $850,000 ($508,000 after tax, $0.08 per diluted share) to reduce the carrying value of the Company's inactive distribution facility in East Brookfield, Massachusetts to estimated fair value. The fair value of the facility was based on a present value calculation of assumed market rental income using a discount rate of 12.0%.

        This facility consisted of approximately 109,000 square feet of warehouse and distribution space, as well as a retail factory outlet situated on approximately 5.4 acres of land. The facility encompassed nine separate buildings adjoined together. The dates of construction for the buildings range from 1925 to 1972.

        The facility had functioned as an overflow warehouse for the Company. On July 4, 1997, the Company's wholly-owned subsidiary, Brookfield Athletic Co., Inc., ("Brookfield"), sold substantially all of the assets used in Brookfield's business. At that time, approximately 15% of the facilities aggregate square footage was either utilized by the Company or let out. The Company had no current or anticipated future need for the under-utilized space, nor were there any definitive or prospective plans to lease additional space. Attempts to lease the facility were unsuccessful due to the inefficient configuration of the facility. Accordingly, the Company determined that the East Brookfield distribution facility was impaired.

        The non-recurring charge affected the United States business segment.

16.     Geographic Segment Data:

        The following table summarizes the Company's continuing operations by geographic area for the years ended January 1, 1999, January 2, 1998 and January 3, 1997 and identifiable assets as of January 1, 1999, January 2, 1998 and January 3, 1997. Operating income (loss) have been reclassified on a basis consistent with operating segment information presented in Note 17.

                                                                                                    (in thousands)

                                                                                      1998              1997             1996
        Revenues:


           United States                                                        $      83,617     $      65,711     $      60,388
           International                                                               22,193            28,251            31,491
                                                                                 ------------     -------------     -------------
                                                                                $     105,810     $      93,962     $      91,879
                                                                                 ============     =============     =============

        International revenues:

           United States - based divisions                                              4,086     $       5,602     $       7,405
           Foreign subsidiaries                                                        18,107            22,649            24,086
                                                                                 ------------     -------------     -------------
                                                                                $      22,193     $      28,251     $      31,491
                                                                                =============     =============     =============

        Inter-area revenues:

           United States                                                        $         629     $         786     $         743
           International                                                                9,286             7,430             8,148
                                                                                -------------     -------------     -------------
                                                                                $       9,915     $       8,216     $       8,891
                                                                                =============     =============     =============

        Total revenues:

           United States                                                        $      84,246     $      66,497     $      61,131
           International                                                               31,479            35,681            39,639
           Less:  Inter-area eliminations                                              (9,915)           (8,216)           (8,891)
                                                                                --------------    --------------    --------------
                                                                                $     105,810     $      93,962     $      91,879
                                                                                =============     =============     =============

        Operating income (loss):

           United States                                                        $       6,902     $       2,934     $       1,595
           International                                                               (1,117)           (4,572)              978
           Less:  Inter-area eliminations                                                 (44)             (297)             (228)
                                                                                --------------    --------------    --------------
                                                                                $       5,741     $      (1,935)    $       2,345
                                                                                =============     ==============    =============

        Identifiable assets:

           United States                                                        $      72,677     $      59,521     $      65,854
           International                                                               14,171            13,142            17,742
           Less:  Inter-area eliminations                                             (16,969)          (11,347)          (12,844)
                                                                                --------------    --------------    --------------
                                                                                $      69,879     $      61,316     $      70,752
                                                                                =============     =============     =============

        Revenues are classified based on customer location. Other revenue consists primarily of royalty income and freight and handling income on product shipments. Inter-area revenues primarily represent inventory shipments to the Company's international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales. Operating income consists of revenue, less cost of sales, selling expenses and general and administrative expenses and for 1997 includes non-recurring charges of $850,000 and $2,766,000 relating to the reduction in the carrying value of the Company's East Brookfield, Massachusetts facility to market and the Australian subsidiaries write-down of assets to estimated realizable values, respectively.

17.     Operating Segment Data:

        At year end 1998, the Company adopted Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). Prior period amounts have been restated in accordance with the requirements of the new standard.

        The Company's operating segments are organized based on the nature of products. A description of operating segments for the Company are as follows:

        Saucony Segment

        Performance running, walking, cross training and outdoor trail footwear and multi-sport and triathlon athletic apparel sold under the Saucony brand name.

        Other Products Segment

        Other Product segment aggregates several product lines, none of which meet the criteria as defined in SFAS 131 as a reportable segment. Included in other products are: Hind multi-sport athletic apparel; Quintana Roo triathlon, road and mountain bicycles, bicycle components parts and wetsuits; Merlin titanium bicycle frames; Spot-Bilt coaches and official footwear; Real bicycle components, and the Company's retail factory outlet stores.

        The following table summarizes the Company's operating segments for the years ended January 1, 1999, January 2, 1998 and January 3, 1997 and identifiable assets as of January 1, 1999, January 2, 1998 and January 3, 1997:


                                                                                              (in thousands)
                                                                                1998                1997            1996

                Saucony                                                     $     86,651      $     78,771      $     79,253
                Other                                                             19,159            15,191            12,626
                                                                            ------------      ------------      ------------
                                                                            $    105,810      $     93,962      $     91,879
                                                                            ============      ============      ============
             Pre-tax income (loss):
                Saucony                                                     $      5,497      $     (2,946)     $        947
                Other Products                                                      (259)             (854)            1,035
                                                                            -------------     -------------     ------------
                Total segment pre-tax income (loss)                                5,238            (3,800)            1,982
                Provision for income taxes                                         1,629               355               325
                Minority interest                                                     30              (123)              308
                                                                            ------------      -------------     ------------

             Net income (loss) from continuing operations                   $      3,579      $     (4,032)     $      1,349
                                                                            ============      =============     ============

             Assets:
                Saucony                                                     $     53,906      $     51,974      $     66,311
                Other Products                                                    15,973             9,342             4,441
                                                                            ------------      ------------      ------------
                                                                            $     69,879      $     61,316      $     70,752
                                                                            ============      ============      ============
             Depreciation and amortization:

                Saucony                                                     $      1,606      $      1,493      $      1,434
                Other Products                                                       230               101                17
                                                                            ------------      ------------      ------------
                                                                            $      1,836      $      1,594      $      1,451
                                                                            ============      ============      ============
             Interest, net:
                Saucony                                                     $        252      $        568      $        585
                Other Products                                                       455               249               145
                                                                            ------------      ------------      ------------
                                                                            $        707      $        817      $        730
                                                                            ============      ============      ============
             Components of interest, net
                Interest expense                                            $        733      $        888      $        803
                Interest income                                                       26                71                73
                                                                            ------------      ------------      ------------
                  Interest, net                                             $        707      $        817      $        730
                                                                            ============      ============      ============


18.     Major Customer:

        During  1998,   the  Company  had  one  customer  that  accounted  for
        approximately 13% of gross sales. For 1997 and 1996, the Company did not have a customer account for more than 10% of gross sales.


19.     Acquisitions:

        Hind Apparel

        On December 20, 1996, the Company purchased the trade name, trademarks, patents and service marks of an athletic apparel manufacturer for $1,250,000 in cash. The acquisition was accounted for as a purchase. The entire purchase amount has been recorded as goodwill.

        Saucony S.P. Pty. Ltd.

        On April 2, 1998, Hyde International Services, Limited ("Hyde International"), a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Saucony S.P. Pty. Ltd.'s capital stock (other than those shares already owned by Hyde International) for a nominal amount. Saucony S.P. Pty. Ltd. is currently in the process of liquidation.

        Merlin

        On February 17, 1998, the Company acquired substantially all of the assets of Merlin Materials, Inc. ("Merlin"), a manufacturer of high-end titanium road and mountain bicycle frames, for $644,000 in cash. The acquisition was accounted for as a purchase. Goodwill of $120,000, representing the excess of the acquisition cost over the net assets acquired, is being amortized on a straight-line basis over 15 years.

        The Merlin purchase agreement included provisions for additional purchase price consideration in the form of deferred contingent amounts. The earnout payouts are subject to annual maximum earnout amounts for each of the three fiscal years, covered by the Agreement, and a cumulative aggregate earnout amount not to exceed $1,200,000.

        Real Design

        On August 11, 1998, Quintana Roo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Real Product Design, Inc. ("Real"), a manufacturer of bicycle components for $240,000 in cash. The acquisition was accounted for as a purchase.

        The Real purchase agreement included provisions for additional purchase price consideration in the form of contingent earnout amounts. The cumulative earnout amount cannot exceed approximately $380,000.


20.     Concentration of Credit Risk:

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

        Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers financial condition but does not generally require collateral. Approximately 39% of the Company's gross trade receivables balance was represented by 11 customers at January 1, 1999, which exposes the Company to a concentration of credit risk.


21.     Fair Value of Financial Instruments:

        The carrying value of cash, cash equivalents, receivables, long-term debt and other notes payable approximates fair value. The Company believes similar terms for current long-term debt and other notes payable would be attainable. The fair value of marketable securities is estimated based upon quoted market prices for these securities. The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates. At January 1, 1999, the value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $735,000. Gains and losses on forward exchange contracts are deferred and offset against foreign currency exchange gains and losses on the underlying hedged item. At January 1, 1999, estimated fair value of the Company's financial instruments approximated the carrying value.


22.     Comprehensive Income:

        As defined in Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS 130) comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under Generally Accepted Accounting Principles, comprising items previously reported directly in stockholders' equity. SFAS 130 limits the excluded components to the following: foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity investments classified as available-for-sales securities.

        The following table sets forth comprehensive income for the years ended January 1, 1999, January 2, 1998 and January 3, 1997 (in thousands):


                                                                                       1998               1997             1996
                                                                                       ----               ----             ----

                Net income (loss)                                                  $    3,579        $   (4,330)       $    1,106
                                                                                   ----------        -----------       ----------

                Other comprehensive income (loss):
                  Foreign currency translation adjustment                          $     (111)       $     (183)       $       24
                  Income tax expense (benefit) related to
                     other comprehensive income (loss)                                    (32)                5                10
                  Reclassification adjustment, net of tax                                  27                --                --
                                                                                   ----------        ----------        ----------
                Other comprehensive income (loss), net
                  of tax                                                           $      (52)       $     (188)       $       14
                                                                                   -----------       -----------       ----------

                Comprehensive income (loss)                                        $    3,527        $   (4,518)       $    1,120
                                                                                   ==========        ===========       ==========


23.     Quarterly Information:

                                                                                                  (Unaudited)
                                                                                     (in thousands, except per share amounts)

                1998 (1)                                                  Quarter 1       Quarter 2      Quarter 3       Quarter 4
                ----                                                      ---------       ---------      ---------       ---------

                Net sales                                               $     29,624   $     26,562    $    26,056    $     22,832
                Gross profit                                                   9,973         10,082          9,250           8,146
                Net income                                                       989            689            818           1,083
                Earnings per share:
                  Basic                                                        0.16           0.11            0.13           0.17
                  Diluted                                                      0.16           0.11            0.13           0.17


                1997 (2)                                                  Quarter 1       Quarter 2      Quarter 3       Quarter 4
                ----                                                      ---------       ---------      ---------       ---------

                Net sales                                               $     25,217   $     24,398    $    24,635    $     19,361
                Gross profit                                                   8,585          8,550          8,422           5,883
                Income (loss) from continuing operations                         570           (120)           375          (4,857)
                Loss from discontinued operations                               (287)           246           (172)            (85)
                Net income (loss)                                                283            126            203          (4,942)
                Earnings per share:
                  Basic                                                         0.05          (0.02)           0.03          (0.79)
                  Diluted                                                       0.05          (0.02)           0.03          (0.79)
        --------------

       (1)Quarterly net income for each of the four quarters of fiscal 1998 have been restated. The earnings restatement had no impact on earnings per share.

       (2) See Note 24

        During the second quarter of 1997, the Company recorded a non-recurring impairment charge of $850,000 ($508,000 after tax, $0.08 per share diluted) to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market.

        During the fourth quarter of 1997, the Company's Australian subsidiary recorded a $1,426,000 non-recurring charge to write-down to accounts receivables of $858,000 and prepaid expenses and other assets of $568,000 to their net realizable values. In addition, a write-down of inventory of $1,340,000 is included in cost of sales in 1997. The Company recorded a deferred tax valuation allowance of $999,000 relating to net operating loss carryforwards of the Australian subsidiary which are not expected to be realized.

        Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum may not equal the total earnings per share amounts for fiscal 1998 and fiscal 1997.


24.     Accounting Restatements:

        On March 1, 1999, the Company announced that it was engaged in discussions with the Securities and Exchange Commission ("SEC") regarding the accounting for two specific transactions recorded in 1995 and 1997. As a result of those discussions, the Company has restated its previously reported financial results for 1995, 1996 and 1997.

        November 1995 - Barter Transaction. In November 1995, the Company's Brookfield subsidiary ("Brookfield") entered into a barter of inventory with an approximate book value of $1,055,000 in exchange for cash of $100,000 and media and trade receivables barter credits of $950,000 and $350,000, respectively. As of January 3, 1997, $1,297,714 of barter credits were outstanding. In addition, in 1995, the Company recorded $345,000 of pre-tax gross margin which was reflected in "discontinued operations" in the 1997 Form 10-K for the fiscal year 1995.

        In connection with the restatement discussed with the SEC, the fiscal 1995 gross margin was reduced by $345,000 ($206,000 after-tax or $0.04 per diluted share), leaving a net carrying value of all barter credits of $955,000 at year end fiscal 1995. In addition, a pre-tax impairment charge of $650,000 ($388,000 after-tax, or $0.06 per diluted share) was recorded for fiscal 1996 to reflect the uncertain value of the remaining barter credits at that time.

        Substantially all the assets of Brookfield, including the remaining barter credits, were sold to a third party in 1997. As such, the adjustments in 1995 and 1996 were reversed in 1997 and are reflected in the "Gain on disposal of the Brookfield business" in 1997 and had no impact on cumulative retained earnings at January 2, 1998. Reflecting this restatement for fiscal 1997, the previously reported after-tax loss of $498,000 on the disposal of Brookfield becomes an after-tax gain on disposal of $96,000.

        August 1997 - License Agreement. In August 1997, the Company granted a three-year license to an independent third party for the use of the "Spot-Bilt" and the "single spot" logo trademarks. The agreement called for minimum guaranteed total royalties of $447,000 over the three-year life of the license. In 1997, the Company, based on the fact that it believed that it had no further contractual requirements under the agreement, recorded a receivable based on the minimum guaranteed present value of future cash flows, utilizing a discount rate of 8.5%, which equates to $378,000. This amount was recorded as revenue in fiscal 1997 resulting in $225,000 of net income, or $0.04 per diluted share. The SEC disagreed with the Company's original accounting.

        As a result of the restatement, the licensing revenue and associated profit will be recognized ratably over the three-year life of the agreement, rather than up front as originally reported. Accordingly, fiscal 1997 revenue has been reduced by $346,000 ($206,000 after-tax, or $0.03 per diluted share).

        The following table summarizes the net income and diluted earnings per share impact of the two financial restatements (in thousands):


                                                                            1997                 1996                1995
             Net income effect
                Barter transaction                                      $       594          $     (388)          $     (206)
                License agreement                                             ( 206)                  -                    -
                                                                        ------------         ----------           ----------
                                                                        $       388          $     (388)          $     (206)
                                                                        ===========          ===========          ===========

             Earnings per diluted share
                As previously reported
                  Continuing operations                                 $    (0.62)          $    0.22            $    0.08
                  Discontinued operations                                    (0.14)               0.02                 0.18
                                                                        -----------          ---------            ---------
                                                                        $    (0.76)          $    0.24            $    0.26
                                                                        ===========          =========            =========

                Restatement impact
                  Continuing operations                                 $    (0.03)          $    0.00            $    0.00
                  Discontinued operations                                     0.09               (0.06)               (0.04)
                                                                        ----------           ----------           ----------
                                                                        $     0.06           $   (0.06)           $   (0.04)
                                                                        ==========           ==========           ==========

             Adjusted earnings per diluted share
                Continuing operations                                   $    (0.65)          $    0.22            $    0.08
                Discontinued operations                                      (0.05)              (0.04)                0.14
                                                                        -----------          ----------           ---------
                                                                        $    (0.70)          $    0.18            $    0.22
                                                                        ===========          =========            =========







                                                    SAUCONY, INC. AND SUBSIDIARIES
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               For the Years Ended  January 1, 1999, January 2, 1998 and January 3, 1997
                               -------------------------------------------------------------------------

                                                       (dollars in thousands)



                                                                                           Additions
                                                                           Balance        charged to      Deductions        Balance
                                                                          beginning       costs and          from             end
                                                                          of year           expenses        reserve         of year
Year ended January 1, 1999:
  Allowance for doubtful accounts and discounts                         $    2,032      $     4,908      $    5,060       $    1,880

Year ended January 2, 1998:
  Allowance for doubtful accounts and discounts                         $    1,234      $     5,475      $    4,677       $    2,032

Year ended January 3, 1997:
  Allowance for doubtful accounts and discounts                         $      940      $     5,269      $    4,975       $    1,234


                                  Exhibit Index

Exhibit
Number                                    Description


3.1    Restated Articles of Organization as amended.

3.2    By-Laws, as amended, of the Registrant are incorporated
       herein by reference to Exhibit 3.3 to the Registrant's
       Registration Statement on Form S-2, as amended
       (File No. 33-61040) (the "Form S-2")                       *

10.1   Credit Agreement between the Registrant and State Street
       Bank and Trust Company dated August 31, 1998 incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
       Report on Form 10-Q for the 39 weeks ended October 2, 1998    *

10.2 Amendment dated March 15, 1999 to the Credit Agreement between the Registrant and State Street Bank and Trust
       Company, dated August 31, 1998

10.3**  1982 Employee Stock Option Plan, as amended, is
       incorporated herein by reference to Exhibit 10.7 to the Form S-2    *

10.4*** Trademark License Agreement, dated as of February 1, 1994, between the Registrant and Leif J. Ostberg, Inc. is incorporated
        herein by reference to Exhibit 10.21 of the 1993 10-K Report       *

10.5** 1993 Equity Incentive Plan, as amended,  is incorporated  herein by reference to Exhibit 10.8 to the Registrant's Annual Report
       on Form 10-K for the fiscal year ended January 2, 1998.             *

10.6** 1993 Director Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
       10-Q for the thirteen weeks ended April 2, 1993, as amended
       (the "1993 Form 10-Q")                                              *

10.7** VP Bonus Plan is incorporated herein by reference to
       Exhibit 10.19 to the Form S-2                                        *

21     Subsidiaries of the Registrant

23.1   Consent of PricewaterhouseCoopers LLP

27     Financial Data Schedule for the fiscal year ended
       January 1, 1999.


*      Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.

*** Confidential treatment previously granted as to certain portions of such document.