Form 10-K/A
period 1998-01-02
SAUCONY INC
filed 1999-04-09
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

   For the fiscal year ended January 2, 1998   Commission file number: 000-05083

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 1998 was approximately $20,355,000 (based on the last sale prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 31, 1998 was 2,703,227 and 3,548,087, respectively.

Portions of the following documents are incorporated by reference in this Report.

                       Documents Incorporated by Reference

  Document                                            Form 10-K/A Part

Proxy Statement for Annual Meeting                         Part III
of Stockholders of the Registrant to
be  held  on May  21,  1998,  to be
filed  with  the  Securities and Exchange
Commission.

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

                                                             Net Sales (1)

                                                        (dollars in thousands)

                                  Fiscal 1997                    Fiscal 1996                      Fiscal 1995
                            Sales    Sales    Co.         Sales     Sales    Co.           Sales     Sales     Co.
                              $        %       %            $         %       %              $         %        %
   Saucony
      Domestic           $ 56,050      71%             $  54,445      69%               $  47,040      67%
      International        22,580      29%                24,366      31%                  23,628      33%
                         --------    -----             ---------   ------               ---------   ------

      Total              $ 78,630     100%     84%     $  78,811     100%      86%      $  70,668     100%      90%
                         --------    -----             ---------   ------               ---------   ------

   Other
      Domestic           $  9,552      64%             $   5,791      46%               $   4,021      51%
      International         5,429      36%                 6,739      54%                   3,860      49%
                         --------    -----             ---------   ------               ---------   ------
      Total              $ 14,981     100%     16%     $  12,530     100%      14%      $   7,881     100%      10%
                         --------    -----  ------     ---------   ------   ------      ---------   ------   ------

   Grand Total           $ 93,611             100%     $  91,341              100%      $  78,549              100%
                         ========           ======     =========            ======      =========            ======

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

As a consequence of the deterioration in the Australian subsidiary's financial position, the Company recorded a non-recurring charge of $2,766,000 (or $0.45 per diluted share) in the fourth quarter of fiscal 1997, of which $1,340,000 is included in cost of sales. In March 1998, the Company entered into an agreement with its joint venture partners in its Australian subsidiary pursuant to which the Company will acquire all of the proprietary interests of such partners in the subsidiary for nominal consideration and the employment of the managing director of such subsidiary will be terminated. The Company expects the closing to occur pursuant to such agreement by no later than May 1, 1998. The Company is in the process of reassessing its operations in Australia and intends to identify a qualified distributor(s) to assume responsibility for Saucony products and/or liquidate the assets of Saucony S.P. Pty.
Ltd. during 1998.

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


PRODUCT DEVELOPMENT

The Company believes that the technical performance (i.e., comfort, support and stability experienced by the athlete) of its Saucony footwear is important to purchasers of its products. The Company uses consulting services of such professionals as podiatrists, orthopedists, athletes, trainers and coaches as part of its Saucony product development program. The Company maintains a staff of 20 persons located in Peabody, Massachusetts to undertake continuing product development and design. Product development work also is performed for the Company by its suppliers at their overseas facilities. During the years ended January 2, 1998, January 3, 1997 and January 5, 1996, the Company expended $1,513,000, $1,417,000 and $1,438,000, respectively, in connection with its product development programs, most of which related to Saucony products.


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

The Company sells its Saucony products outside the United States in 34 countries through 19 distributors located throughout the world, including joint venture subsidiaries in which the Company holds controlling interests located in Australia and Canada and through the Company's subsidiary located in the Netherlands (which holds the distribution rights to the Company's Saucony products in the Benelux countries) and a branch office in the United Kingdom. In 1994, the Company formed a German subsidiary, Saucony Deutschland Vertriebs GmbH, to provide additional sales and marketing support in Europe and to undertake sales and marketing of Saucony products in Germany. The primary overseas markets for the Company's Saucony products are in Western Europe.

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

Andrew M. James joined the Company in February 1984. He has served the Company as Accounting Manager (1984 - 1988), Assistant Controller (1989 - 1993), Senior Director of Information Systems (1994 - 1997) and most recently as Vice President, MIS. Mr. James holds advanced degrees from Washington University
(MBA) and Bentley College (MS).

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


                                                                       Class A                         Class B
                                                                    Common Stock                 Common Stock

                                                                 High            Low            High             Low
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


There were 375 and 354 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 17, 1998.

The Company does not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business. The Company's note agreement with an insurance company contains certain covenants restricting the cash dividends which may be paid by the Company. As of January 2, 1998, approximately $11,055,000 was available for payment of cash dividends under the terms of these covenants. Additionally, the Company's credit facility agreement with two banks further restricts the payment or declaration of any dividend or other distributions to stockholders, in money or property, except in shares of its own Common Stock. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.


ITEM 6 - SELECTED FINANCIAL DATA
Selected Income Statement Data                                    (in thousands; per share amounts in dollars)

                                                           Year         Year         Year         Year          Year
                                                           Ended        Ended        Ended        Ended         Ended
                                                          Jan. 2,      Jan. 3,      Jan. 5,     Dec. 30,      Dec. 31,
                                                           1998         1997         1996         1994          1993

Net sales                                               $ 93,611      $91,341      $78,549      $ 83,055     $ 84,482

Income (loss) from operations                             (1,935)       2,345          228         3,244        8,831

Minority interest in income (loss) of
   consolidated subsidiaries                                (123)         308         (286)            9          (47)

Income (loss) from continuing operations                  (4,032)       1,349          522         2,086        4,727

Income (loss) from discontinued operations (1)
   Income (loss) from discontinued operations               (394)        (243)         863           851         (119)
   Gain on disposal of Brookfield business                    96            0            0             0            0

Net income (loss)                                         (4,330)       1,106        1,385         2,937        4,608

Earnings per common share  - basic (2)
   Income (loss) from continuing operations             $   (0.65)    $   0.22     $  0.08      $  0.32      $    0.78
   Income (loss) from discontinued operations               (0.05)       (0.04)       0.14         0.14          (0.02)
                                                        ----------    ---------    -------      -------      ----------
Net income (loss) per common share - basic              $   (0.70)    $   0.18     $  0.22      $  0.46      $    0.76
                                                        ==========    ========     =======      =======      =========

Earnings per common share - diluted (2)
   Income (loss) from continuing operations             $   (0.65)    $   0.22     $  0.08      $  0.32      $    0.78
   Income (loss) from discontinued operations               (0.05)       (0.04)       0.14         0.14          (0.02)
                                                        ----------    ---------    -------      -------      ----------
Net income (loss) per common share - diluted            $   (0.70)    $   0.18     $  0.22      $  0.46      $    0.76
                                                        ==========    ========     =======      =======      =========

Weighted average common shares and
   equivalents outstanding (2)                             6,240        6,268        6,244         6,446        6,057

Cash dividends per share of common stock                      --           --           --            --           --


Selected Balance Sheet Data
                                                          Jan. 2,      Jan. 3,      Jan. 5,     Dec. 30,      Dec. 31,
                                                           1998         1997         1996         1994          1993

Current assets                                          $ 50,239      $58,132      $58,984      $ 61,621     $ 58,121

Current liabilities                                       13,315       13,963       14,728        15,657       13,372

Working capital                                           36,924       44,169       44,256        45,964       44,749

Total assets                                              61,316       70,752       69,265        77,082       73,693

Long-term debt                                               771        4,893        4,205        11,922       12,942

Stockholders' equity                                      45,072       49,484       48,160        46,754       44,709

---------------------------

(1) See Note 13 of the Notes to Consolidated Financial Statements regarding discontinued operations.

(2) See Notes 1 and 11 of the Notes to Consolidated Financial Statements regarding the adoption of Statement of Financial Accounting Standards 128
       (SFAS 128). SFAS 128 requires the restatement of all previously reported per share amounts.

(3) See Note 21 of the Notes to Consolidated Financial Statements discussing the accounting restatements.



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


FISCAL 1997 COMPARED TO FISCAL 1996

The Company had a net loss of $4,330,000, or $0.70 per diluted share, in fiscal 1997 as compared to net income of $1,106,000, or $0.18 per diluted share, in fiscal 1996. The Company had a loss from continuing operations of $4,032,000, or $0.65 per diluted share, in fiscal 1997 as compared to income from continuing operations of $1,349,000, or $0.22 per diluted share, in fiscal 1996. The Company had a loss from discontinued operations of $298,000, or $0.05 per diluted share, in fiscal 1997 as compared to loss from discontinued operations of $243,000, or $0.04 per diluted share, in fiscal 1996.

The loss from continuing operations realized in fiscal 1997 was due primarily to the Company's Australian subsidiary (Saucony S.P. Pty. Ltd.) and management's decision to pursue alternatives to Company-owned marketing and distribution in that country. Net losses from ongoing Australian business totaled $1,419,000, with additional reserves of $2,766,000 recorded in the fourth quarter of fiscal 1997 covering inventory, accounts receivable, prepaid expenses, plant and equipment and deferred charges. Additionally, the Company recorded a deferred tax valuation allowance of $999,000 related to loss carryforwards that are not expected to be realized.

The following sets forth fiscal 1997 quarterly statement of earnings for Saucony S.P. Pty. Ltd. (in thousands):

                                                 Quarter 1    Quarter 2     Quarter 3    Quarter 4      Year
                                                 ---------- -----------     ---------    ---------   -----------
     Net sales
       Saucony brand                             $   1,488    $   1,404    $   1,962    $   1,716    $   6,570
       Other brands                                  2,080        1,303          666          451        4,500
                                                 ---------    ---------    ---------    ---------    ---------
         Total net sales                             3,568        2,707        2,628        2,167       11,070
                                                 =========    =========    =========    =========    =========

     Cost of sales
       Cost of sales                                 2,503        2,262        2,047        2,082        8,894
       Inventory writedown                              --           --           --        1,340        1,340
                                                 ---------    ---------    ---------    ---------    ---------
         Total cost of sales                         2,503        2,262        2,047        3,422       10,234
                                                 ---------    ---------    ---------    ---------    ---------

     Gross profit                                    1,065          445          581       (1,255)         836
     Selling, general and
       administrative expenses                         901          917          790          876        3,484
     Writedown of assets                                --           --           --        1,426        1,426
                                                 ---------    ---------    ---------    ---------    ---------
     Operating income (loss)                           164         (472)        (209)      (3,557)      (4,074)

     Non-operating income (expense)
       Interest, net                                   (94)        (143)        (101)         (72)        (410)
       Foreign currency                                (88)         (19)        (117)        (660)        (884)
       Other                                            17           15           59           55          146
                                                 ---------    ---------    ---------    ---------    ---------
     Loss before tax and minority interest              (1)        (619)        (368)      (4,234)      (5,222)

     Income tax benefit                                 --         (223)        (157)        (504)        (884)
     Tax valuation allowance                            --           --           --          999          999
     Minority interest                                  --         (198)          42            3         (153)
                                                 ---------    ----------   ---------    ---------    ----------
     Net loss                                    $      (1)   $    (198)   $    (253)   $  (4,732)   $  (5,184)
                                                 ==========   ==========   ==========   ==========   ==========



During 1997, operating losses at Saucony S.P. Pty. Ltd. worsened as a result of factors impacting both the overall footwear industry and Saucony S.P. Pty. Ltd. specifically. In Australia and throughout the Pacific Rim, industry conditions were characterized by an over-supply of product with weak consumer demand and intense market competition. At the end of June 1997, Saucony S.P. Pty. Ltd. also lost distribution rights to a major line of athletic apparel which added to a higher level of administrative overhead in light of lower levels of net sales. Full year 1997, net sales of Saucony brand and other brands declined 13.7% and 26.1%, respectively, compared to 1996.

Despite efforts during the third and fourth quarter of 1997 and working capital containment, losses continued to mount. Additional efforts to secure distribution rights for other key brands were unsuccessful over this period, and in the fourth quarter of 1997, the 12.1% depreciation of the Australian dollar resulted in $660,000 of exchange losses at Saucony S.P. Pty. Ltd. Faced with mounting losses and an uncertain business environment, management decided in early 1998 to withdraw from Company-owned operations in Australia as soon as practical. The Company intends to identify a qualified distributor(s) to assume responsibility for Saucony products and/or liquidate the assets of Saucony S.P. Pty. Ltd. during 1998.

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

Net sales of other products increased 20% to $14,981,000 in fiscal 1997 from $12,530,000 in fiscal 1996, due to increased sales by the Company's wholly-owned subsidiary, Quintana Roo, Inc. (Quintana Roo), and sales of Hind apparel, which were offset to some extent by decreased sales of non-corporate brand products by the Company's Australian subsidiary. The Company acquired trademarks and related intellectual property from Hind, Inc. in December 1996 and began to ship Hind products in the second quarter of 1997.

Other revenue decreased 35% to $351,000 in fiscal 1997 from $538,000 in fiscal 1996 due primarily to decreased royalty income and decreased shipment freight and handling revenue.

The Company's gross profit increased 2% to $30,100,000 in fiscal 1997 from $29,649,000 in fiscal 1996. The Company's gross margin decreased to 32.2% in fiscal 1997 from 32.5% in fiscal 1996, due primarily to a significant decline in gross margin realized by the Company's Australian subsidiary during the fourth fiscal quarter of 1997 which was unfavorably impacted by increased sales of non-current models and the inventory writedown, of $1,340,000, to estimated realizable value. The margin decrease in Australia was partially offset by increased margin for Saucony products, exclusive of Australia. The gross margin for Saucony products in fiscal 1996 reflected a significant level of unit volume of slow-moving, non-current models and lower-margin special make-up footwear.
These factors, and, to a lesser extent, decreased freight costs and reduced manufacturing costs in fiscal 1997, primarily accounted for gross margin increase for Saucony products, exclusive of Australia, in fiscal 1997.

Selling, general and administrative expenses increased to $30,110,000, or 32.2% of net sales, in fiscal 1997 from $27,842,000, or 30.5% of net sales, in fiscal 1996. Advertising and promotion expenses decreased $200,000 in fiscal 1997 due primarily to decreased Saucony domestic television and media advertising and reduced spending by the Company's foreign subsidiaries, offset in part by increased account specific promotions. Selling expenses increased $833,000 in fiscal 1997 due to increased payroll costs and selling and marketing expenses related to the introduction of Hind apparel and to increases in domestic and foreign sales staffs. General and administrative expenses increased $1,635,000 in fiscal 1997 due to increased costs related to the Company's upgraded information system, increased professional fees, higher domestic payroll costs, increased provisions for doubtful debts and increased administrative costs attributable to the introduction of Hind apparel and continued expansion of Quintana Roo's infrastructure.

The Company recorded a non-recurring charge of $850,000 ($508,000 after tax or $0.08 per diluted share ) in fiscal 1997 to reduce the carrying value of the Company's inactive distribution facility in East Brookfield, Massachusetts to market.

Interest expense increased 12% to $817,000 in fiscal 1997 from $730,000 in fiscal 1996 due to increased borrowings on the Company's demand credit facility and increased asset-based borrowing. Increased working capital requirements caused the Company's borrowing in the first half of fiscal 1997 to substantially exceed its borrowings in the second half of the year. The Company used a portion of the $6,841,000 received in the second half of fiscal 1997 from the July 4, 1997 sale of substantially all of the assets of the Company's Brookfield subsidiary to pay down the borrowings.

Foreign currency transaction losses amounted to $1,127,000 in fiscal 1997 as compared to net gains of $171,000 in fiscal 1996, reflecting increased losses on U.S. dollar denominated obligations held by certain of the Company's foreign subsidiaries in fiscal 1997.

The provision for income taxes increased to $355,000 in fiscal 1997 from $325,000 in fiscal 1996, due to the deferred tax valuation allowance recorded in fiscal 1997 relating to foreign net operating loss carryforwards that are not expected to be realized. The effective tax rate decreased by 7.1% to 9.3% in fiscal 1997 from 16.4% in fiscal 1996 due primarily to recording the deferred tax valuation allowance in fiscal 1997 and from a shift in the composition of foreign and domestic pre-tax profits and losses.

FISCAL 1996 COMPARED TO FISCAL 1995

The Company's net income decreased by 20% to $1,106,000, or $0.18 per diluted share, in fiscal 1996 as compared to $1,385,000, or $0.22 per diluted share, in fiscal 1995. Income from continuing operations increased 58% to $1,349,000, or $0.22 per diluted share, in fiscal 1996 from $522,000, or $0.08 per diluted share, in fiscal 1995. Income from discontinued operations decreased to a loss of $243,000, or $0.04 per diluted share, in fiscal 1996 from $863,000, or $0.14 per diluted share, in fiscal 1995.

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

Net sales of other products increased 59% to $12,530,000 in fiscal 1996 from $7,881,000 in fiscal 1995, due primarily to additional sales from the Company's wholly-owned subsidiary Quintana Roo, acquired in August 1995, and increased sales of non-corporate brands by the Company's Australian subsidiary.

Other revenue increased 85% to $538,000 in fiscal 1996 from $291,000 in fiscal 1995, due to increased royalty income and proceeds from a litigation settlement.

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

Interest expense decreased 26% to $730,000 in fiscal 1996 from $982,000 in fiscal 1995, reflecting the paydown of the Company's senior notes and debt reduction realized as a result of the sale by the Company of its limited partnership investment.

Other non-operating income decreased 69% to $196,000 in fiscal 1996 from $642,000 in fiscal 1995 due to the gain realized on the sale of the Company's investment in a limited partnership which was recognized in fiscal 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

As of January 2, 1998, the Company's cash and cash equivalents totaled $4,432,000, an increase of $1,629,000 from January 3, 1997. The increase was the result of the receipt of $6,841,000 from the sale of substantially all of the net assets of the Company's wholly-owned subsidiary, Brookfield Athletic Co., Inc. The increase was offset in part by an increase in accounts receivable of $1,824,000, net of the provision for bad debts and discounts of $4,887,000, and an increase in inventories of $1,301,000. The increase in accounts receivable was due to increased net sales of the Company's Saucony products and Hind products in the fourth quarter of fiscal 1997. The Company's days sales outstanding for its accounts receivable of 73 days in fiscal 1997 remained consistent with fiscal 1996. Inventories increased in fiscal 1997 due to the buildup of Hind apparel inventory. The Company's inventory turn ratio decreased to 2.5 turns in fiscal 1997 from 2.6 turns in fiscal 1996.

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

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in fiscal 1997 included the non-recurring charge of $2,766,000 to write-down assets of the Company's Australian subsidiary to estimated realizable value, net cash provided by discontinued operations of $2,227,000, an increase in prepaid expenses of $539,000 (due to advance payments for advertising and inventory) , a decrease in accrued expenses of $296,000 (due to a change in sales commissions payment terms) and an increase in accounts payable and accrued letters of credit of $307,000 (due to the timing of inventory purchases). The strengthening of the U.S. dollar in fiscal 1997 increased the value of cash and cash equivalents by $905,000.

As of January 3, 1997, the Company's cash and cash equivalents totaled $2,803,000, a decrease of $8,865,000 from January 5, 1996. The decrease was the result of an increase in accounts receivable of $4,669,000, net of the provision for bad debts and discounts of $5,269,000, an increase of $1,158,000 in inventory during fiscal 1996 and the acquisition of trademarks and trade names of an athletic apparel manufacturer for $1,250,000. The increase in accounts receivable was due to increased net sales of the Company's Saucony products in the fourth quarter of fiscal 1996 and extended payment terms given to certain of the Company's customers. The Company's days sales outstanding for its accounts receivable increased to 73 days at the end of fiscal 1996 from 61 days at the end of fiscal 1995. Inventories increased in fiscal 1996 due to an increase in production at the Company's Bangor manufacturing facility and a higher level of finished goods inventory at the Company's overseas subsidiaries. The Company's inventory turn ratio remained consistent with fiscal 1995's inventory turns ratio of 2.6 turns.

During fiscal 1996, the Company used $5,224,000 of net cash to finance operating activities, expended $1,857,000 to acquire capital assets and information technology, expended $1,250,000 to acquire the trade names and trademarks of an athletic apparel manufacturer, received $78,000 from the sale of capital assets, increased short-term borrowings by $1,313,000, expended $2,364,000 to reduce long-term debt, received $69,000 from the issuance of the Company's common stock and borrowed $420,000 on a long-term basis, secured by the Company's facility in St. Peters, Australia. The Company sold this facility in November 1997.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in fiscal 1996 included a decrease in accrued letters of credit and accounts payable of $1,138,000 (due to the timing of inventory shipments), an increase in accrued expenses of $733,000 (due to increased advertising and promotional spending), a decrease in prepaid expenses of $281,000 (due to a decrease in advance payments for insurance and other administrative expenses) and net cash used by discontinued operations of $2,379,000. The declining value of the U.S. dollar decreased the value of cash and cash equivalents by $50,000.

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

Certain of the Company's foreign subsidiaries have credit facilities, consisting of demand and/or revolving lines of credit, in the aggregate principal amount of approximately $4,607,000. As of February 28, 1998, an aggregate of approximately $1,842,000 was available for borrowing under the facilities of the foreign subsidiaries. See Note 9 of Notes to Consolidated Financial Statements.

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

         3.   Index to Exhibits

              The  exhibits  filed as part of this Form 10-K/A are listed on the
              Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.


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

Date:  April 9, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                                          CAPACITY                            DATE


/s/ John H. Fisher                                     President                               April 9, 1999
John H. Fisher                                         Chief Executive Officer
                                                       Director

/ s/ Charles A. Gottesman                              Executive Vice President                April 9, 1999
Charles A. Gottesman                                   Chief Operating Officer
                                                       Director

/s/ Terence P. Chin                                    Senior Vice President                   April 9, 1999
Terence P. Chin                                        Chief Financial Officer

/s/ Roger P. Deschenes                                 Vice President, Controller              April 9, 1999
Roger P. Deschenes                                     Chief Accounting Officer

/s/ John J. Neuhauser                                  Director                                April 9, 1999
John J. Neuhauser

/s/ John M. Connors, Jr.                               Director                                April 9, 1999
John M. Connors, Jr.

/s/ Robert J. LeFort, Jr.                              Director                                April 9, 1999
Robert J. LeFort, Jr.

/s/ Phyllis H. Fisher                                  Director                                April 9, 1999
Phyllis H. Fisher


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Hyde Athletic Industries, Inc.

We have audited the consolidated balance sheets of Hyde Athletic Industries, Inc. and Subsidiaries as of January 2, 1998 and January 3, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1998. We have also audited the financial statement schedule listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Saucony SP Pty. Ltd., a fifty percent owned consolidated joint venture, as of January 2, 1998 and January 3, 1997 and for the two years in the period ended January 2, 1998, which statements reflect total assets of six percent and thirteen percent of consolidated assets at January 2, 1998 and January 3, 1997, respectively, and total revenues of eleven percent and twelve percent of consolidated revenues for the years ended January 2, 1998 and January 3, 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion expressed herein, insofar as it relates to the amounts included for Saucony SP Pty. Ltd. (before adjustments to U.S.
GAAP) is based solely on the report of the auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyde Athletic Industries, Inc. and Subsidiaries at January 2, 1998 and January 3, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. We also audited the translation of the financial statements of Saucony SP Pty. Ltd., in Australian dollars to U.S. dollars as well as other adjustments required to ensure that the financial statements are in accordance with U.S. GAAP as of January 2, 1998 and January 3, 1997 and for the two years in the period ended January 2, 1998.

As discussed in Note 21, the financial statements for 1995, 1996 and 1997 have been restated.


Boston, Massachusetts
April 2, 1998

INDEPENDENT AUDIT REPORT TO THE MEMBERS OF SAUCONY SP PTY., LIMITED

Scope

We have audited the financial statements of Saucony SP Pty., Ltd., comprising the Australian statutory accounts (which are not separately presented herein), for the year ended 2 January 1998. The Company's directors are responsible for the financial statements. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the Company.

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

Audit Opinion

In our opinion, the financial statements of Saucony SP Pty Limited are properly drawn up so as to present fairly, in all material respects, the Company's financial position as at 2 January 1998 and 3 January 1997, and the results of their operations and their cash flows for each of the three years in the period ended 2 January 1998 in accordance with accounting principles generally accepted in Australia which differ in certain aspects from those followed in the United States.

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


                                                           GRANT THORNTON
                              Chartered Accountants
/s/ Grant Thornton


/s/  B.R. Gordon
Partner




Sydney, NSW Australia
April 2, 1998



                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                         ASSETS
                                                     (in thousands)
                                                                                        January 2,     January 3,
                                                                                           1998           1997
Current assets:

     Cash and cash equivalents                                                         $    4,432      $   2,803

     Marketable securities (Note 2)                                                           148            236

     Accounts receivable, net of allowance for doubtful accounts
       and discounts (1997, $2,032; 1996, $1,234) (Note 3)                                 18,636         18,403

     Inventories (Note 4)                                                                  23,471         24,537

     Deferred income taxes (Note 12)                                                        2,034          1,687

     Prepaid expenses and other current assets                                              1,518          1,527

     Net assets of discontinued operations (Note 13)                                           --          8,939
                                                                                       ----------      ---------

     Total current assets                                                                  50,239         58,132
                                                                                       ----------      ---------

Property, plant and equipment, net of accumulated
   depreciation and amortization (Note 5)                                                   8,135          9,027
                                                                                       ----------      ---------

Other assets:

     Deferred charges, net of accumulated amortization
       (1997, $1,843; 1996, $1,558)                                                           491          1,380

     Long-term accounts and notes receivable (Note 3)                                         114            138

     Goodwill, net of accumulated amortization
       (1997, $42; 1996, $0) (Note 17)                                                      1,238          1,250

     Investment in limited partnership (Note 6)                                               653            753

     Deferred income taxes (Note 12)                                                          353             --

     Other                                                                                     93             72
                                                                                       ----------      ---------

     Total other assets                                                                     2,942          3,593
                                                                                       ----------      ---------

Total assets                                                                           $   61,316      $  70,752
                                                                                       ==========      =========


                                            See notes to consolidated financial statements





                                     HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     (in thousands)

                                                                                        January 2,      January 3,
                                                                                           1998            1997
Current liabilities:

   Accrued letters of credit (Note 9)                                                  $    1,201       $    1,849
   Notes payable (Note 9)                                                                   2,885            4,237
   Current portion of long-term debt and capital lease obligations (Notes 6 & 7)            3,639            2,449
   Accounts payable                                                                         2,680            2,091
   Accrued expenses (Note 9)                                                                2,910            3,337
                                                                                       ----------       ----------

Total current liabilities:                                                                 13,315           13,963
                                                                                       ----------       ----------
Long-term obligations:

   Long-term debt, net of current portion (Note 6)                                             25            3,885
   Capital lease obligations, net of current portion (Note 7)                                 746            1,008
   Deferred income taxes (Note 12)                                                          1,819            1,924
   Other obligations                                                                          144               --
                                                                                       ----------       ----------

Total long-term obligations                                                                 2,734            6,817
                                                                                       ----------       ----------
Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiaries                                                195              488
                                                                                       ----------       ----------

Stockholders' Equity (Notes 10 & 11)

Preferred stock, $1.00 par; authorized 500,000 shares; none issued and outstanding             --               --

Common stock:
      Class A, $.333 par; authorized 20,000,000 shares
     (issued 1997, 2,706,227; 1996, 2,706,227)                                                902              902
      Class B, $.333 par; authorized 20,000,000 shares
     (issued 1997, 3,743,487; 1996, 3,729,059)                                              1,248            1,243

Additional paid-in capital                                                                 15,652           15,581
Retained earnings                                                                          28,781           33,111
Accumulated translation                                                                      (417)            (234)
                                                                                       -----------      -----------
                                                                                           46,166           50,603
                                                                                       ----------       ----------
  Less:
   Common stock held in treasury, at cost (1997, 198,400; 1996, 198,400)                   (1,054)          (1,054)
     Unearned compensation                                                                    (40)             (65)
                                                                                       -----------      -----------

                                                                                           45,072           49,484
                                                                                       ----------       ----------

Total liabilities and stockholders' equity                                             $   61,316       $   70,752
                                                                                       ==========       ==========


                                            See notes to consolidated financial statements




                                       HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND JANUARY 5, 1996

                                        (in thousands; per-share amounts in dollars)

                                                                            1997           1996          1995
                                                                            ----           ----          ----

Net sales                                                                $   93,611    $   91,341    $   78,549
Other revenue (Note 15)                                                         351           538           291
                                                                         ----------    ----------    ----------
Total revenue                                                                93,962        91,879        78,840
                                                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sales                                                             63,511        61,692        52,695
   Selling expenses                                                          16,698        16,065        14,511
   General and administrative expenses (Note 9)                              13,412        11,777        11,143
   Writedown of impaired real estate (Note 14)                                  850            --            --
   Writedown of Australian assets (Note 14)                                   1,426            --            --
                                                                         ----------    ----------    ----------
     Total costs and expenses                                                95,897        89,534        78,349
                                                                         ----------    ----------    ----------

Operating income (loss)                                                      (1,935)        2,345           491

Non-operating income (expense)
   Interest expense, net                                                       (817)         (730)         (982)
   Foreign currency                                                          (1,127)          171            77
   Other                                                                         79           196           642
                                                                         ----------    ----------    ----------

Income (loss) before income taxes and minority interest                      (3,800)        1,982           228

Provision (benefit) for income taxes (Note 12)                                  355           325            (8)

Minority interest in income (loss) of consolidated subsidiaries                (123)          308          (286)
                                                                         -----------   ----------    -----------

Income (loss) from continuing operations                                     (4,032)        1,349           522

Discontinued operations (Notes 13 and 21):
   Income (loss) from discontinued operations (net
     of tax expense (benefit) expense ($262), ($159)
     and $584, respectively)                                                   (394)         (243)          863
   Gain on disposal of Brookfield business,
     net of operating loss of $243 during the
     phase-out period (net of tax expense of $78)                                96            --            --
                                                                         ----------    ----------    ----------

Net income (loss) (Note 11)                                              $   (4,330)   $    1,106    $    1,385
                                                                         ===========   ==========    ==========
Earnings per common share - basic (Note 11):
   Income (loss) from continuing operations                              $    (0.65)   $     0.22    $     0.08
   Income (loss) from discontinued operations                                 (0.05)        (0.04)         0.14
                                                                         -----------   -----------   ----------
Net income (loss) per common share - basic                               $    (0.70)   $     0.18    $     0.22
                                                                         ===========   ==========    ==========

Earnings per common share - diluted (Note 11)
   Income (loss) from continuing operations                              $    (0.65)   $     0.22    $     0.08
   Income (loss) from discontinued operations                                 (0.05)        (0.04)         0.14
                                                                         -----------   -----------   ----------
Net income (loss) per common share - diluted                             $    (0.70)   $     0.18    $     0.22
                                                                         ===========   ==========    ==========

                                            See notes to consolidated financial statements



                                         HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND JANUARY 5, 1996


                                                                 Common Stock             Paid-In      Retained
                                                             Class A      Class B         Capital      Earnings

Balance,  December 30, 1994                                  $  901       $ 1,237       $ 15,593       $30,620

Issuance of 1,400 shares of common
   stock, stock option exercise (Note 10)                         1            --              3            --

Cancellation of below market options (Note 11)                   --            --            (75)           --

Amortization of unearned compensation (Note 11)                  --            --             --            --

Acquisition of 17,700 shares of common stock,
   at cost (Note 10)                                             --            --             --            --

Net income                                                       --            --             --         1,385

Foreign currency translation adjustments                         --            --             --            --
                                                             ------       -------       --------       -------

Balance, January 5, 1996                                     $  902       $ 1,237       $ 15,521       $32,005

Issuance of 19,744 shares of common
   stock, stock option exercise (Note 10)                        --             6             63            --

Cancellation of below market options (Note 11)                   --            --             (3)           --

Amortization of unearned compensation (Note 11)                  --            --             --            --

Net income                                                       --            --             --         1,106

Foreign currency translation adjustments                         --            --             --            --
                                                             ------       -------       --------       -------

Balance, January 3, 1997                                     $  902       $ 1,243       $ 15,581       $33,111

Issuance of 14,428 shares of common stock, stock
   option exercise (Note 10)                                     --             5             34            --

Cancellation of below market options (Note 11)                   --            --            (15)           --

Issuance of below market options and restricted stock            --            --             52            --

Amortization of unearned compensation (Note 11)                  --            --             --            --

Net loss                                                         --            --             --        (4,330)

Foreign currency translation adjustments                         --            --             --            --
                                                             ------       -------       --------       -------

Balance, January 2, 1998                                     $  902         1,248         15,652        28,781
                                                             ======       =======       ========       =======




                                         HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                            FOR THE YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND JANUARY 5, 1996



                                                          Treasury Stock       Unearned    Accumulated Stockholders'
                                                         Shares      Amount   Compensation  Translation   Equity

Balance, December 30, 1994                              180,700    $   (977)     $(447)      $ (171)     $  46,756

Issuance of 1,400 shares of common
   stock, stock option exercise (Note 10)                    --          --         --           --              4

Cancellation of below market options (Note 11)               --          --         75           --             --

Amortization of unearned compensation (Note 11)              --          --        178           --            178

Acquisition of 17,700 shares of common stock,
   at cost (Note 10)                                     17,700         (77)        --           --            (77)

Net income                                                   --          --         --           --          1,385

Foreign currency translation adjustments                     --          --         --          (86)           (86)
                                                       --------    --------      -----       -------     ----------

Balance, January 5, 1996                                198,400    $ (1,054)     $(194)      $ (257)     $  48,160

Issuance of 19,744 shares of common stock,
   stock option exercise (Note 10)                           --          --         --           --             69

Cancellation of below market options (Note 11)               --          --          3           --             --

Amortization of unearned compensation (Note 11)              --          --        126           --            126

Net income                                                   --          --         --           --          1,106

Foreign currency translation adjustments                     --          --         --           23             23
                                                       --------    --------      -----       ------      ---------

Balance, January 3, 1997                                198,400    $ (1,054)     $ (65)      $ (234)     $  49,484

Issuance of 14,428 shares of common stock, stock
   option exercise (Note 10)                                 --          --         --           --             39

Cancellation of below market options (Note 11)               --          --         15           --             --

Issuance of below market options and restricted stock        --          --        (52)          --             --

Amortization of unearned compensation (Note 11)              --          --         62           --             62

Net loss                                                     --          --         --           --         (4,330)

Foreign currency translation adjustments                     --          --         --         (183)          (183)
                                                       --------    --------      -----       -------     ----------

Balance, January 2, 1998                                198,400    $ (1,054)     $ (40)      $ (417)     $  45,072
                                                       ========    =========     ======      =======     =========



                                            See notes to consolidated financial statements





                                      HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED JANUARY 2, 1998,JANUARY 3, 1997 AND JANUARY  5, 1996
                                                  (in thousands)

                                                                              1997           1996           1995
                                                                              ----           ----           ----
Cash flows from operating activities:

   Net income (loss)                                                       $  (4,330)     $   1,106       $  1,385

   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Writedown of Australian assets                                            2,766             --             --
     Discontinued operations                                                     298            243           (863)
     Depreciation and amortization                                             1,594          1,452          1,113
     Provision for bad debt and discounts                                      4,887          5,269          4,807
     (Gain) loss on sale of equipment                                            (91)            22              2
     Deferred income tax benefit                                              (1,269)          (217)          (369)
     Minority interest in (income) loss of consolidated subsidiaries            (123)           308           (286)
     Compensation from stock grants and stock options                             62            126            178
     Gain on sale of investment in limited partnership                            --             --           (426)
     Writedown of impaired real estate                                           850             --             --

Changes in operating  assets and  liabilities,  net of effects of  acquisitions, dispositions and foreign currency adjustments:
Decrease (increase) in assets:
   Marketable securities                                                          88             71           (308)
   Accounts and notes receivable                                              (6,711)        (9,938)          (157)
   Inventories                                                                (1,301)        (1,158)         4,104
   Prepaid expenses and other current assets                                    (539)           281            (45)
Increase (decrease) in liabilities:
   Accrued letters of credit                                                    (612)          (613)         1,189
   Accounts payable                                                              919           (525)          (655)
   Accrued expenses                                                             (296)           733         (1,415)
   Accrued income taxes                                                          159             (5)          (749)
                                                                           ---------      ----------      ---------

Total adjustments                                                                681         (3,951)         6,120
                                                                           ---------      ----------      --------

Net cash provided (used) by continuing operations                             (3,649)        (2,845)         7,505
                                                                           ----------     ----------      --------

Net cash provided (used) by discontinued operations                            2,227         (2,379)         3,621
                                                                           ---------      ----------      --------

Net cash provided (used) by operating activities                              (1,422)        (5,224)        11,126
                                                                           ----------     ----------      --------

Cash flows from investing activities:
   Proceeds from the sale of Brookfield business                               6,841             --             --
   Purchases of property, plant and equipment                                 (1,305)          (791)          (569)
   Proceeds from the sale of equipment                                           511             78             32
   Increase in deferred charges and other                                        (26)        (1,066)          (469)
   Investment distribution from limited partnership                               --             --             29
   Payments for trademarks and trade names                                        --         (1,250)            --
   Payments for business acquisitions                                           (140)            --           (112)
   Proceeds from sale of investment in limited partnership                        --             --          1,335
                                                                           ---------      ---------       --------

Net cash provided (used) by investing activities                               5,881         (3,029)           246
                                                                           ---------      ----------      --------




                                       HYDE ATHLETIC INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

                                                       (in thousands)

                                                                              1997           1996           1995
                                                                              ----           ----           ----
Cash flows from financing activities:

   Net short-term borrowings                                                  (1,063)         1,313             (30)
   Repayment of long-term debt and capital lease obligations                  (2,711)        (2,364)         (2,887)
   Proceeds from long-term borrowings                                             --            420              --
   Common stock repurchased                                                       --             --             (77)
   Payment of termination benefit payable                                         --             --             (27)
   Issuances of common stock, including options                                   39             69               4
                                                                           ---------      ---------       ---------

Net cash used by financing activities                                         (3,735)          (562)         (3,017)
                                                                           ----------     ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                     905            (50)            (37)
                                                                           ---------      ----------      ----------

Net increase (decrease) in cash and cash equivalents                           1,629         (8,865)          8,318

Cash and cash equivalents at beginning of period                               2,803         11,668           3,350
                                                                           ---------      ---------       ---------

Cash and cash equivalents at end of period                                 $   4,432      $   2,803       $  11,668
                                                                           =========      =========       =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Income taxes, net of refunds                                          $     663      $     736       $   1,936
                                                                           =========      =========       =========

     Interest                                                              $     887      $     959       $   1,534
                                                                           =========      =========       =========

Non-cash Investing and Financing Activities:

Property purchased under capital leases                                    $      86      $   1,234       $     138

Reconciliation of assets acquired and liabilities
   assumed, business acquisitions
     Assets acquired                                                              --             --       $     232
     Liabilities assumed                                                          --             --             120
                                                                           ---------      ---------       ---------
       Cash paid for business acquisitions                                 $      --      $      --       $     112
                                                                           =========      =========       =========

Sale of investment in limited partnership
   Cash received, net of broker fees                                              --             --       $   1,335
   Reduction in short-term debt, long-term
     debt and accrued liabilities                                                 --             --           4,056
                                                                           ---------      ---------       ---------

     Net proceeds                                                                 --             --           5,391

   Investment in limited partnership, net of distributions                        --             --           4,965
                                                                           ---------      ---------       ---------

     Gain realized on sale                                                        --             --       $     426
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

       Principles of Consolidation

       The consolidated financial statements include the accounts of Hyde Athletic Industries, Inc. and its wholly-owned subsidiaries, Spot-Bilt, Inc., Hyde Transition Corp. (formerly Brookfield Athletic Co., Inc.), Saucony, Inc., Saucony Deutschland Vertriebs GmbH (Germany), Quintana Roo, Inc. and Hyde International Services Limited (Hong Kong), and its majority-owned foreign subsidiary, Saucony Canada, Inc., all herein referred to as the "Company". Hyde International Services Limited owns a controlling interest in a subsidiary called Saucony SP Pty Limited (Australia). (See Note 14 of Notes to Consolidated Financial Statements.) Saucony, Inc. owns a wholly-owned subsidiary called Saucony Sports BV (Netherlands). The Company also operates a branch in the United Kingdom called Saucony UK and maintains a marketing representative office in Germany called Saucony Europe. Saucony GmbH and Quintana Roo, Inc. are included in the consolidated financial statements beginning in December 1994 and August 1995, respectively. Saucony Shoe Manufacturing Co., Inc., an inactive wholly-owned domestic subsidiary, was dissolved in 1992. Hyde Security Corp., a wholly-owned domestic subsidiary, was dissolved in 1996. During 1997, the Company sold substantially all of the assets of Brookfield Athletic Co., Inc. The effects of transactions among related companies are eliminated in the consolidated financial statements.

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

       Advertising and Promotion

       Advertising and promotion cost, including print media production cost, are expensed as incurred, with the exception of co-operative advertising, which is accrued and the advertising costs expensed in the period of revenue recognition. Advertising and promotion expense amounted to $8,543,000, $8,743,000 and $7,508,000 for 1997, 1996 and 1995,
       respectively.

       Research and Development Expenses

       Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,513,000, $1,417,000 and $1,438,000 for 1997, 1996 and 1995,
       respectively.

       Related Party Transactions

       Saucony Sports BV, a wholly-owned foreign subsidiary, leased office space and office equipment from an entity controlled by the former minority stockholder of Saucony Sports BV. Rent expense amounted to $12,442 and $70,980 for 1996 and 1995, respectively.

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


3.     Accounts and Notes Receivable:

       During 1995, the Company exchanged inventory having a fair value of $1,055,000 for $100,000 in cash, receipt of which occurred in March 1996, and media and trade receivable barter credits amounting to $955,000, realizing gross profit of $345,000. The media and trade receivable barter credits expire on November 14, 1998. As of January 3, 1997, $300,000 of barter credits were outstanding and are included in net assets of discontinued operations. The carrying value of the credits at January 3, 1997 reflects restatements of prior reported carrying values and includes the reversal of $345,000 ($206,000 after tax, or $0.04 per diluted share) of gross profit reported in fiscal 1995 as well as an impairment charge of $650,000 ($388,000 after tax, or $0.06 per diluted share) recorded in fiscal 1996, to adjust the barter credits to estimated realizable values. Both adjustments are reflected in the results from discontinued operations. The media and trade receivable barter credits were included in the assets sold to Brookfield International, Inc. during 1997. See
       Note 21 of the Notes to Consolidated Financial Statements for further discussion relative to the restatement of the carrying value of the barter credits.

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


4.     Inventories:

       Inventories at January 2, 1998 and January 3, 1997 consisted of the following (in thousands):


                                                                        1997                  1996
                                                                        ----                  ----

                  Finished goods                                     $  17,534            $   18,215
                  Work-in-process                                          514                   110
                  Raw materials and supplies                             5,423                 6,212
                                                                     ---------            ----------

                  Total                                              $  23,471            $   24,537
                                                                     =========            ==========



5.   Property, Plant and Equipment:

     Major classes of property, plant and equipment, at cost, at January 2, 1998 and January 3, 1997 were as follows (in thousands):

                                                                      1997                  1996
                  Land                                               $     484            $      761
                  Buildings and improvements                             5,997                 7,043
                  Machinery and equipment                                8,328                 6,744
                  Capitalized leases                                     1,708                 1,751
                  Leasehold improvements                                   236                   206
                                                                     ---------            ----------
                                                                        16,753                16,505
                  Less accumulated depreciation
                  and amortization                                       8,618                 7,478
                                                                     ---------            ----------

                  Total                                              $   8,135            $    9,027
                                                                     =========            ==========



       Accumulated amortization of the leased property was $678 and $344 at January 2, 1998 and January 3, 1997, respectively.

       During 1997, the Company recorded a non-recurring charge of $850,000 ($508,000 after tax or $0.08 per diluted share) to reduce the carrying value of the Company's distribution facility in East Brookfield, Massachusetts to market.


6.     Long-Term Debt:
                                                                                              (in thousands)

                                                                                            1997            1996
       Senior notes  payable due in semiannual  installments  of interest on the unpaid  principal  amount  through  maturity  and six  annual  principal payments  of  $2,000,000  commencing  April 29,  1993.  The  notes  bear interest  at 9.70% and are  subject  to  certain  restrictive  covenants pertaining to  consolidation  or merger with another  entity,  levels of working capital, net worth, the payment of cash dividends

        and various other restrictions.                                                 $   2,000         $   4,000

       Note payable to a bank under a revolving line of credit agreement, due on
        January 30, 1998, with
        interest of 8.15%.                                                                  1,302             1,581

       Note  payable  due in  ten  semi-annual  principal  payments  of  $43,477 commencing  July 1, 1996 and  interest  on the unpaid  principal  amount through maturity. The note bears interest at 9.25% and is secured by a
        mortgage.                                                                              --               391

       Note payable to bank due in sixty monthly installments
        of $744 commencing May 1997 with interest of 10.0%.                                    31                --
                                                                                        ---------         ---------
                                                                                            3,333             5,972

        Less current portion                                                                3,308             2,087
                                                                                        ---------         ---------
                                                                                        $      25         $   3,885
                                                                                        =========         =========

       Long-term debt maturities payable for the five years and thereafter subsequent to January 2, 1998 are as follows (in thousands):

                          1998                           $   3,308
                          1999                                   7
                          2000                                   7
                          2001                                   8
                          2002                                   3
                                                         ---------

                          Total                          $   3,333
                                                         =========

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

       Under the terms of the senior notes payable, the Company may not declare any cash dividends or make any cash distributions unless, immediately thereafter, the aggregate amount of cash dividends and cash distributions since December 31, 1987 would not exceed the sum of (i) $2,000,000, (ii) 75% of cumulative consolidated net income as defined (or minus 100% of consolidated net income in the case of a loss) for such period and (iii) the proceeds of sales of Common Stock of the Company. As of January 2, 1998, approximately $11,055,000 was available for payment of cash dividends under the terms of these covenants.


7.     Capital Lease Obligations:

       The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 2, 1998 (in thousands):

          1998...................................                    $     392
          1999...................................                          336
          2000...................................                          295
          2001...................................                          157
          2002...................................                            8
                                                                     ---------
          Total minimum lease payments                               $   1,188
          Less amounts representing interest                               111
                                                                     ---------
          Present value of minimum lease payments                        1,077
          Less current portion                                             331
                                                                     ---------
          Long-term portion                                          $     746
                                                                     =========

8.     Employee Benefit Plans:

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


10.    Stockholders' Equity:

       As of January 2, 1998 and January 3, 1997, the number of shares of Class A Common Stock and Class B Common Stock outstanding were as follows:

                                       January 2, 1998        January 3, 1997
                                       ---------------        ---------------

        Class A Common Stock             2,703,227                 2,703,227
        Class B Common Stock             3,548,087                 3,533,659

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

       The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan and 1993 Director Option Plan for the three-year reporting period ended January 2, 1998:
                                                                       Shares

           Shares available at December 30, 1994                       502,738
           Awards granted                                             (112,000)
           Options expired                                              30,502
                                                                   -----------
           Shares available at January 5, 1996                         421,240
           Awards granted                                               (8,000)
           Options expired                                              44,486
                                                                    -----------
           Shares available at January 3, 1997                         457,726
           Additional shares reserved                                  350,000
           Awards granted                                             (149,150)
           Options expired                                              25,278
                                                                    -----------
           Shares available at January 2, 1998                        683,854
                                                                    ===========



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
                                               Basic      Diluted       Basic       Diluted       Basic        Diluted
       Net income (loss)

         Income (loss) from

          continuing operations            $ (4,032)    $ (4,032)     $ 1,349      $ 1,349      $    522     $    522
         Income (loss) from
          discontinued operations              (298)        (298)        (243)        (243)          863          863
                                           ---------    ---------     --------     --------     --------     --------
         Net income (loss) available
          for common shares and
          assumed conversions              $ (4,330)    $ (4,330)     $ 1,106      $ 1,106      $  1,385     $  1,385
                                           =========    =========     =======      =======      ========     ========

       Weighted-average common
         shares and equivalents
         outstanding:

         Weighted-average shares
          outstanding                         6,240        6,240        6,224        6,224         6,225        6,225

         Effect of dilutive securities:
          Stock options                          --           --           --           44            --           19
                                           --------     --------      -------      -------      --------     --------
                                              6,240        6,240        6,224        6,268         6,225        6,244
                                           ========     ========      =======      =======      ========     ========

       Earnings per share:
         Income (loss) from
          continuing operations              ($0.65)      ($0.65)       $0.22        $0.22        $0.08         $0.08
         Income (loss) from
          discontinued operations             (0.05)       (0.05)       (0.04)       (0.04)        0.14          0.14
                                           ---------    ---------     --------     --------     -------      --------

         Net income (loss)                   ($0.70)      ($0.70)       $0.18        $0.18        $0.22         $0.22
                                           =========    =========     =======      =======      =======      ========


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






       The following table summarizes the Company's stock option activity as of January 5, 1996, January 3, 1997 and January 2, 1998:

                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise             Option
                                                                Shares             Price             Price Range

           Outstanding at December 30, 1994                      316,206         $  4.28       $  2.00   - $  12.25

                Granted                                          112,000         $  4.61       $  4.00   - $   4.88
                Exercised                                         (1,400)        $  2.61       $  2.25   - $   2.75
                Expired                                          (36,502)        $  4.42       $  2.50   - $  10.75
                                                                 --------

           Outstanding at January 5, 1996                        390,304         $  4.37       $  2.00   - $  12.25
                                                                 -------

                Granted                                            8,000         $  4.00       $  4.00   - $   4.00
                Exercised                                        (19,744)        $  3.52       $  2.25   - $   3.69
                Forfeited                                        (10,386)        $  5.00       $  2.25   - $  10.75
                Expired                                          (35,000)        $  4.68       $  4.68   - $   4.68
                                                                 --------

           Outstanding at January 3, 1997                        333,174         $  4.36       $  2.00   - $  12.25

                Granted                                          147,350         $  4.50       $  4.44   - $   5.00
                Exercised                                        (12,628)        $  3.11       $  2.50   - $   3.69
                Forfeited                                        (38,278)        $  5.87       $  2.50   - $   8.50
                Expired                                           (3,000)        $  3.35       $  2.88   - $   3.63
                                                               ----------

       Outstanding at January 2, 1998                            426,618         $  4.32       $  2.00   - $  12.25
                                                                 =======         =======       =======     ========



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



       The  following   table   summarizes   information   about  stock  options
       outstanding at January 2, 1998:


                                                   Options Outstanding                      Options Exercisable
                                                          Weighted
                                                           Average       Weighted                          Weighted
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


                                                   1997                     1996                       1995
                                          ----------------------     ---------------------     ----------------------
                                           Earnings     Earnings     Earnings     Earnings     Earnings     Earnings
                                              per          per          per          per          per          per
                                            Common       Common       Common       Common       Common       Common
                                            Share -     Share -       Share -      Share -      Share -      Share -
                                             Basic       Diluted       Basic       Diluted       Basic       Diluted
       Net income (loss):

         As reported                      $ (4,330)    $ (4,330)     $ 1,106      $ 1,106      $  1,385     $  1,385
         Compensation expense for
          stock, net of tax                    (63)         (63)         (87)         (87)          (65)         (65)
                                          ---------    ---------     --------     --------     ---------    ---------

       Pro forma net income (loss)          (4,393)      (4,393)       1,019        1,019         1,320        1,320
                                          =========    =========     =======      =======      ========     ========

       Pro forma earnings per share
         As reported                      $  (0.70)    $  (0.70)     $  0.18      $  0.18      $  0.22      $  0.22
         Compensation expense for
          stock, net of tax                  (0.01)       (0.01)       (0.01)       (0.01)       (0.01)       (0.01)
                                          ---------    ---------     --------     --------     --------     --------

       Pro forma net income (loss)
         per share                        $  (0.71)    $  (0.71)     $  0.17      $  0.17      $  0.21      $  0.21
                                          =========    =========     =======      =======      =======      =======


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

       The provision for income taxes was based on pretax income (loss) from continuing operations before minority interest which was subject to taxation by the following jurisdictions. Domestic pretax income includes the pretax income of U.S. based entities as well as the international branches of these entities (in thousands):


                                                                      1997            1996              1995
                                                                      ----            ----              ----

           Pre-Tax income (loss):

               Domestic                                           $     369        $    1,149        $   1,013
               Foreign                                               (4,169)              833             (785)
                                                                  ----------       ----------        ----------
               Total                                              $  (3,800)       $    1,982        $     228
                                                                  ==========       ==========        =========


       The provision (credit) for income taxes consists of the following (in thousands):

                                                                      1997            1996              1995
                                                                      ----            ----              ----

           Current:
               Federal                                            $   1,058        $      265        $      71
               State                                                    309               142               51
               Foreign                                                  223               135              239
                                                                  ---------        ----------        ---------
                                                                      1,590               542              361
                                                                  ---------        ----------        ---------
           Deferred:
               Federal                                                 (971)             (102)              10
               State                                                   (298)              (34)              38
               Foreign                                               (1,365)              137             (482)
                                                                  ----------       ----------        ----------
                                                                     (2,634)                1             (434)
                                                                  ----------       ----------        ----------

           Change in valuation allowance                              1,399              (218)              65
                                                                  ---------        -----------       ---------

               Total                                              $     355        $      325        $      (8)
                                                                  =========        ==========        ==========

       The net deferred tax asset or liability reported on the consolidated balance sheet consist of the following items as of January 2, 1998 and January 3, 1997 (in thousands):

                                                                                       1997             1996
                                                                                       ----             ----

         Net current deferred tax assets:
           Allowance for doubtful accounts and discounts                            $    1,111       $     662
           Inventory allowances and tax costing adjustments                                236             246
           Deferred compensation                                                           279             229
           Accrued expenses, not currently deductible                                      283             125
           Untaxed installment receivables                                                  --            (174)
           Loss carryforwards                                                              125             599
           Valuation allowance                                                              --              --
                                                                                    ----------       ---------
           Total                                                                    $    2,034       $   1,687
                                                                                    ----------       ---------
         Net long-term deferred tax assets:
           Loss carryforwards                                                       $    1,752              --
           Valuation allowance                                                          (1,399)             --
                                                                                    -----------      ---------
           Total                                                                    $      353              --
                                                                                    ----------       ---------
         Net long-term deferred tax liabilities:
           Property, plant and equipment                                            $      621       $     769
           Investments in limited partnerships                                           1,198           1,155
                                                                                    ----------       ---------

           Total                                                                    $    1,819       $   1,924
                                                                                    ----------       ---------
         Net deferred tax asset (liability)                                         $      568       $    (237)
                                                                                    ==========       ==========

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

       The differences between the U.S. statutory federal income tax rate and the effective income tax rate on pretax income from continuing operations before minority interest are summarized as follows:

                                                                                   1997         1996        1995
                                                                                    ----         ----        ----

         U.S. federal income tax rate                                              (34.0%)      34.0%       34.0%
         State income tax, net of federal benefit                                    0.2%        3.6%       25.8%
         Detriment (benefit) of valuation allowance
           relating to foreign losses                                               36.8%      (11.0%)      28.5%
         Non-deductible expenses and tax-exempt income                               0.7%        1.5%       13.4%
         International tax rate differences                                          7.0%       (0.6%)      10.3%
         Low-income housing tax credits                                             (1.4%)      (9.0%)     (71.6%)
         Adjustment of prior years' estimated
           tax liabilities                                                           0.0%       (2.1%)     (43.9%)
                                                                                    -----       ------     -------
         Effective income tax rate                                                   9.3%       16.4%       (3.5%)
                                                                                    =====       =====      =======

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

       The summarized balance sheet for the discontinued operations as of January 3, 1997 is as follows (in thousands):

               Assets

                 Current assets
                    Accounts receivable                               $   4,339
                    Inventories                                           4,095
                    Prepaid expenses                                        491
                                                                       ---------
                      Total current assets                                8,925

                 Property, plant and equipment, net                         190
                 Other assets                                                69
                                                                       ---------

                      Total assets                                    $   9,184
                                                                       ---------

                 Liabilities

                 Current liabilities
                    Current portion of long-term debt and
                      capital lease obligations                       $      36
                    Accounts payable                                         30
                    Accrued expenses                                        179
                                                                       ---------

                      Total liabilities                               $     245
                                                                       ---------

                 Net assets of discontinued operations                $   8,939
                                                                       =========


       As of January 3, 1997, the net assets of the discontinued operation have been reclassified and are reflected in current assets in the consolidated balance sheet as of that date.

       As a result of the Brookfield sale, the Company recorded a pre-tax gain of $174,000, ($96,000 after tax or $0.02 per diluted share). The pre-tax gain is net of $278,000 of costs incurred in connection with the disposal of Brookfield, agreed reduction to the selling price of $300,000, as well as operating losses of $243,000, incurred by Brookfield subsequent to the transaction measurement date.

       The results of operations for Brookfield for the fiscal years ended January 2, 1998, January 3, 1997 and January 5, 1996 have been segregated from continuing operations and are reported separately as discontinued operations. Prior year consolidated statements of earnings have been restated to present Brookfield as a discontinued operation.

       See Note 21 of the Notes to Consolidated Financial Statements for further discussion relative to the restatement of the carrying value of certain of the assets of the discontinued operations.

       The following table summarizes Brookfield's results of operations for the years ended January 2, 1998, January 3, 1997 and January 5, 1996 (in thousands):

                                                                                1997          1996          1995
                                                                                ----          ----          ----

          Net revenues                                                      $    2,381    $   19,567     $   24,094

          Costs and expenses                                                     3,037        19,969         22,647
                                                                            ----------    ----------     ----------

          Income (loss) before tax                                                (656)         (402)         1,447

          Income tax expense (benefit)                                            (262)         (159)           584
                                                                            -----------   -----------    ----------

          Income (loss) from discontinued operations                              (394)         (243)           863

          Gain on disposal of Brookfield business
             including operating losses of  $243 during
             the phase-out period (net of tax expense of $78)                       96            --             --
                                                                            ----------    ----------     ----------

          Income (loss) from discontinued operations                        $     (298)   $     (243)    $      863
                                                                            ===========   ===========    ==========


14.    Asset Writedowns:

       During 1997, the Company's Australian subsidiary recorded a $1,426,000 non-recurring charge to writedown accounts receivable (by $858,000) and other assets (by $568,000) to their net realizable values. In addition, a writedown of inventory of $1,340,000 was taken as is included in cost of sales in 1997. The Company recorded a deferred tax valuation allowance of $999,000 relating to net operating loss carryforwards of the Australian subsidiary which are not expected to be realized.

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

       The facility had functioned as an overflow for the Company. On July 4, 1997, the Company's wholly-owned subsidiary, Brookfield Athletic Co., Inc. ("Brookfield"), sold substantially all of the assets used in Brookfield's business. At that time, approximately 15% of the facilities aggregate square footage was either utilized by the Company or let out. The Company had no current or anticipated future need for the under-utilized space, nor were there any definitive or prospective plans to lease additional space. Attempts to lease the facility were unsuccessful due to the inefficient configuration of the facility. Accordingly, the Company determined that the East Brookfield distribution facility was impaired. The non-recurring charge affected the United States business segment.


15.    Foreign Operations, Geographic Areas, and Other Income:

       During 1997, 1996 and 1995, foreign operations of the Company included the international activities of Hyde International Services, Ltd., Saucony Sports BV, and Saucony Deutschland Vertriebs GmbH, wholly-owned foreign subsidiaries; Saucony Canada, Ltd., a majority-owned foreign joint venture Saucony SP Pty Ltd., a 50%-owned foreign joint venture; and Saucony UK, a branch operation of Saucony, Inc.

       The condensed balance sheet of the Company's foreign operations as of January 2, 1998 and January 3, 1997, are as follows (in thousands):

                                                                                     1997              1996
                                                                                     ----              ----
       Assets:
                Cash                                                              $  1,390        $    1,830
                Accounts receivable                                                  4,116             4,768
                Inventories                                                          5,888             8,909
                Other current assets                                                 1,178             1,127
                Noncurrent assets                                                      325             1,092
                                                                                 ---------        ----------
                                                                                 $  12,897        $   17,726
                                                                                 =========        ==========
       Liabilities and Stockholders' Equity:
                Notes payable                                                    $   2,885        $    1,935
                Current portion of long-term debt                                    1,308                94
                Accounts payable and accrued expenses                                1,465             1,614
                Due to related parties                                               8,344             7,161
                Long-term debt                                                          --             1,885
                Capitalized lease obligations                                           19                31
                Minority interest                                                      195               488
                Stockholders' equity                                                (1,319)            4,518
                                                                                 ----------       ----------
                                                                                 $  12,897        $   17,726
                                                                                 =========        ==========


       The results of foreign operations included in the consolidated statements of income are as follows (in thousands):

                                                                         1997              1996             1995
                                                                         ----              ----             ----

       Net sales to unaffiliated parties                             $    22,412      $    23,723       $    21,214
       Net sales to affiliated parties
          (eliminated in consolidation)                                      604              741               738
                                                                     -----------      -----------       -----------

       Net sales                                                     $    23,016      $    24,464       $    21,952
                                                                     ===========      ===========       ===========

       Income (loss) before income taxes
          and minority interest                                      $    (6,109)     $       677       $       632
       Income tax provision (benefit)                                        225               54              (179)
       Minority interest in income (loss)                                   (123)             308              (286)
                                                                     ------------     -----------       ------------

       Net income (loss)                                             $    (6,211)     $       315       $     1,097
                                                                     ============     ===========       ===========


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

       The following table summarizes the Company's continuing operations by geographic area for the years ended January 2, 1998, January 3, 1997 and January 5, 1996 and identifiable assets as of January 2, 1998, January 3, 1997 and January 5, 1996 (in thousands):

                                                                              1997           1996          1995
                                                                              ----           ----          ----
       Net sales to unaffiliated parties:

         United States                                                   $    65,602    $    60,236     $    51,061
         International                                                        28,009         31,105          27,488
                                                                         -----------    -----------     -----------
                                                                         $    93,611    $    91,341     $    78,549
                                                                         ===========    ===========     ===========

       International net sales to unaffiliated parties:

         International divisions of United States
           parent company                                                $     5,597    $     7,382     $     6,274
         Foreign subsidiaries                                                 22,412         23,723          21,214
                                                                         -----------    -----------     -----------
                                                                         $    28,009    $    31,105     $    27,488
                                                                         ===========    ===========     ===========

       Net sales between geographic areas:

         United States                                                   $       180    $        44     $       138
         International                                                         7,430          8,148           8,241
                                                                         -----------    -----------     -----------
                                                                         $     7,610    $     8,192     $     8,379
                                                                         ===========    ===========     ===========

       Total net sales:

         United States                                                   $    65,782    $    60,280     $    51,199
         International                                                        35,439         39,253          35,729
         Less:  Inter-area eliminations                                       (7,610)        (8,192)         (8,379)
                                                                         ------------   ------------    ------------
                                                                         $    93,611    $    91,341     $    78,549
                                                                         ===========    ===========     ===========

       Operating profit (loss):

         United States                                                   $     2,934    $     1,595     $     1,478
         International                                                        (4,572)           978            (937)
         Less:  Inter-area eliminations                                         (297)          (228)            (50)
                                                                         ------------   ------------    ------------
                                                                         $    (1,935)   $     2,345     $       491
                                                                         ============   ===========     ===========

       Identifiable assets:

         United States                                                   $    59,521    $    65,854     $    64,189
         International                                                        13,142         17,741          14,754
         Less:  Inter-area eliminations                                      (11,347)       (12,843)         (9,678)
                                                                         ------------   ------------    ------------
                                                                         $    61,316    $    70,752     $    69,265
                                                                         ===========    ===========     ===========

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

       Other revenue consists primarily of royalty income and freight and handling revenue on product shipments.


16.    Major Customer:

       For 1997, 1996 and 1995, the Company did not have a major customer account for more than 10% of gross sales.


17.    Acquisitions:

       Saucony Sports B.V.

       On December 11, 1991, the Company entered into a joint venture with a Dutch company to market and distribute Saucony footwear. On December 31, 1991, the Company purchased 51% of the issued and outstanding stock of Saucony Sports BV for $414,000. On June 9, 1993, the Company increased its majority ownership from 51% to 76% by acquiring an additional 25% of the issued and outstanding common stock from the minority shareholder, for $210,000, which equaled the book value of the stock. On December 22, 1997, the Company acquired the remaining issued and outstanding stock owned by the minority stockholder for $140,000 of which $30,000 has been recorded as goodwill.

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

       Saucony SP Pty. Ltd.

       Effective July 1, 1993, the Company acquired 50% of the issued and outstanding common stock of an Australian distributor, Saucony SP Pty. Ltd., for $214,000 in cash. The agreement was completed on November 13, 1993. During 1995, the Company increased its investment in Saucony SP Pty. Ltd. by acquiring 28 shares of Cumulative Redeemable Preferred Stock ($1 par) for $2,082,000 in exchange for an equivalent reduction in debt owed to the Company by Saucony SP. The shares, which are redeemable on or after January 1, 1998, provide for cumulative preferential dividends and confer priority to the preferred shareholders, with respect to dividends and return of share capital and share premium. As the fair value of assets acquired equaled the carrying value of the debt reduction, there was no impact on consolidated net income. See Note 14 of Notes to Consolidated Financial Statement regarding the non-recurring charge recorded in the fourth quarter of 1997.

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

20.    Quarterly Information:


                                                                   (in thousands, per share amounts in dollars)

              1997 (1)                                            Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                                ---------    ---------    ---------    ---------

              Net sales                                         $   25,217   $   24,398   $   24,635    $   19,361
              Gross profit                                           8,585        8,550        8,422         4,543
              Income (loss) from continuing operations                 570         (120)         375        (4,857)
              Income (loss) from discontinued operations              (287)         246         (172)          (85)
              Net income (loss)                                        283          126          203        (4,942)
              Earnings per share:
                Basic                                                 0.05         0.02         0.03        (0.79)
                Diluted                                               0.05         0.02         0.03        (0.79)

              1996 (2)                                            Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                                ---------    ---------    ---------    ---------

              Net sales                                         $   28,638   $   24,396   $   20,609    $   17,698
              Gross profit                                           8,788        7,542        7,207         6,112
              Income (loss) from continuing operations                 883          227          220            19
              Income (loss) from discontinued operations              (143)        (114)         383          (369)
              Net income (loss)                                        740          113          603          (350)
              Earnings per share:
                Basic                                                 0.12         0.02         0.10        (0.06)
                Diluted                                               0.12         0.02         0.10        (0.06)

       -----------------

     (1) Net income for Quarter 2 and Quarter 3 of fiscal 1997 have been restated. See Note 21 of the Notes to Consolidated Financial Statements.

     (2) Net income for Quarter 4 of fiscal 1996 has been restated. See Note 21 of the Notes to Consolidated Financial Statements.


       During the second quarter of 1997, the Company recorded a non-recurring impairment charge of $850,000 ($508,000 after tax, $0.08 per share diluted) to reduce the carrying value of the Company's inactive distribution facility in East Brookfield, Massachusetts to market.

       During the fourth quarter of 1997, the Company's gross margin was adversely impacted by the decline in gross margin realized by the Company's Australian subsidiary, which was due to increased sales of non-current footwear

       Also during the fourth quarter of 1997, the Company's Australian subsidiary recorded a non-recurring charge of $1,426,000 ($0.23 per diluted share) to write-down accounts receivable by $858,000 and prepaid expenses and other assets by $568,000 to their net realizable values. In addition, an inventory writedown of $1,340,000 ($0.22 per diluted share) was recorded and is included in cost of sales. The Company recorded deferred tax valuation allowances of $999,000 and $400,000 relating to loss carryforwards of the Company's Australian and German subsidiaries, respectively, which are not expected to be realized.

       During the fourth quarter of 1996, the Company recorded an impairment charge of $650,000 ($388,000 after-tax, or $0.06 per diluted share) to reduce the carrying value of the barter credits to estimated realizable values.

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

       November 1995 - Barter Transaction. In November 1995, the Company' Brookfield subsidiary ("Brookfield") entered into a barter of inventory with an approximate book value of $1,055,000 in exchange for cash of $100,000 and media and trade receivables barter credits of $950,000 and $350,000, respectively. As of January 3, 1997, $1,298,000 of barter credits were outstanding. In addition, in 1995, the Company recorded $345,000 of pre-tax gross margin which was reflected in "discontinued operations" in the 1997 Form 10-K for the fiscal year 1995.

       In connection with the restatement discussed with the SEC, the fiscal 1995 gross margin was reduced by $345,000 ($206,000 after-tax of $0.04 per diluted share), leaving a net carrying value of all barter credits of $955,000 at year end fiscal 1995. In addition, a pre-tax impairment charge of $650,000 ($388,000 after-tax, or $0.06 per diluted share) was recorded for fiscal 1996 to reflect the uncertain value of the remaining barter credits at that time.

       Substantially all the assets of Brookfield, including the remaining barter credits, were sold to a third party in 1997. As such, the adjustments in 1995 and 1996 were reversed in 1997 and are reflected in the "Gain on disposal of the Brookfield business" in 1997 and no impact on cumulative retained earnings at January 2, 1998. Reflecting this restatement for fiscal 1997, the previously reported after-tax loss of $498,000 on the disposal of Brookfield becomes an after-tax gain on disposal of $96,000.

       August 1997 - License Agreement. In August 1997, the Company granted a three-year license to an independent third party for the use of the "Spot-Bilt" and the "single spot" logo trademarks. The agreement called for minimum guaranteed total royalties of $447,000 over the three-year life of the license. In the third quarter of 1997, the Company, based on the fact that it believed that it had no further contractual requirements under the agreement, recorded a receivable based on the minimum guaranteed present value of future cash flows, utilizing a discount rate of 8.5%, which equates to $378,000. This amount was recorded as revenue in fiscal 1997 resulting in $225,000 of net income, or $0.04 per diluted share. The SEC disagreed with the Company's original accounting.

       As a result of the restatement, the licensing revenue and associated profit will be recognized ratably over the three-year life of the agreement, rather than up front as originally reported. Accordingly, for the third quarter of fiscal 1997, revenue has been reduced by $346,000 ($206,000 after-tax, or $0.03 per diluted share).

       The following table summarizes the net income and diluted earnings per share impact of the two financial restatements (in thousands):


                                                                 1997              1996              1995
                                                                 ----------------------------------------

       Net income effect
           Barter transaction                                 $     594         $   (388)        $    (206)
           License agreement                                       (206)              --                --
                                                              ----------        --------         ---------
                                                              $     388         $   (388)        $    (206)
                                                              =========         =========        ==========

       Earnings per diluted share
           As previously reported
              Continuing operations                           $  (0.62)         $   0.22         $    0.08
              Discontinued operations                            (0.14)             0.02              0.18
                                                              ---------         --------         ---------
                                                              $  (0.76)         $   0.24         $    0.26
                                                              =========         ========         =========

       Restatement impact
           Continuing operations                              $  (0.03)         $   0.00         $    0.00
           Discontinued operations                                0.09             (0.06)            (0.04)
                                                              --------          ---------        ----------
                                                              $   0.06          $  (0.06)        $   (0.04)
                                                              ========          =========        ==========

       Adjusted earnings per diluted share
           Continuing operations                              $  (0.65)         $   0.22         $    0.08
           Discontinued operations                               (0.05)            (0.04)             0.14
                                                              ---------         ---------        ---------
                                                              $  (0.70)         $   0.18         $    0.22
                                                              =========         ========         =========



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

Exhibit
Number                              Description

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

10.*** Trademark License Agreement, dated as of February 1, 1994, between the Registrant and Leif J. Ostberg, Inc. is incorporated
              herein by reference to Exhibit 10.21 of the 1993 10-K Report   *

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

10.13*** Second and Third Amendments to the Credit Agreement among the Registrant, State Street Bank and Trust Company and CoreStates Bank, N.A. is incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year
              ended January 3, 1997.                                         *

21            Subsidiaries of the Registrant

23.1          Consent of Coopers & Lybrand L.L.P.

23.2          Consent of Grant Thornton

27.1          Financial Data Schedule restated for the fiscal year ended January
              5, 1996.

27.2 Financial Data Schedule restated for the fiscal year ended January 3, 1997, the three months ended April 5, 1996, the six months ended July 5, 1996 and the nine months ended October 4, 1996.

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