Form 10-Q
period 1999-04-02
SAUCONY INC
filed 1999-05-17
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 2, 1999

                                       OR

           { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        Commission File Number 000-05083

                                  SAUCONY, INC.
             (Exact name of registrant as specified in its charter)


      Massachusetts                                      04-1465840
(State or other jurisdiction of           I.R.S. employer identification number)
 incorporation or organization)


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

                                Yes [ X ] No [ ]


                  Class                        Outstanding as of May 7, 1999

Class A Common Stock-$.33 1/3 Par Value                        2,679,027
Class B Common Stock-$.33 1/3 Par Value                        3,550,205
                                                               ---------
                                                               6,229,232






                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX



Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of April 2, 1999
         and January 1, 1999

     Condensed Consolidated Statements of Income for the thirteen weeks ended April 2, 1999 and April 3, 1998

     Condensed Consolidated Statements of Stockholders' Equity for the thirteen weeks ended April 2, 1999 and April 3, 1998

     Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 2, 1999 and April 3, 1998

     Notes to Condensed Consolidated Financial Statements --
         April 2, 1999

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I.  FINANCIAL INFORMATION

                         SAUCONY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                             (Amounts in thousands)

                                     ASSETS
                                                                                 April 2,         January 1,
                                                                                   1999              1999
Current assets:
   Cash and cash equivalents                                                    $   1,598        $    5,495
   Marketable securities                                                              187               179
   Accounts receivable                                                             33,585            19,473
   Inventories                                                                     28,319            31,072
   Prepaid expenses and other current assets                                        3,540             2,923
                                                                                ---------        ----------
     Total current assets                                                          67,229            59,142
                                                                                ---------        ----------

Property, plant and equipment, net                                                  8,162             8,123
                                                                                ---------        ----------
Other assets                                                                        2,445             2,614
                                                                                ---------        ----------
Total assets                                                                    $  77,836        $   69,879
                                                                                =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                $  11,678        $    7,568
   Current maturities of long-term debt                                               360               324
   Accounts payable                                                                 3,983             6,244
   Accrued expenses and other current liabilities                                   7,670             4,704
                                                                                ---------        ----------
     Total current liabilities                                                     23,691            18,840
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt                                                                     516               559
   Deferred income taxes                                                            1,813             1,851
   Other long-term obligations                                                        161               157
                                                                                ---------        ----------
     Total long-term obligations                                                    2,490             2,567
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries                                        255               222
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value                                                 2,178             2,178
   Additional paid in capital                                                      15,923            15,921
   Retained earnings                                                               35,693            32,360
   Accumulated translation                                                           (714)             (528)
                                                                                ----------       -----------
     Total                                                                         53,080            49,931

Less:         Common stock held in treasury, at cost                               (1,665)           (1,665)
              Unearned compensation                                                   (15)              (16)
                                                                                ----------       -----------
                                                                                   51,400            48,250
                                                                                ---------        ----------

Total liabilities and stockholders' equity                                      $  77,836        $   69,879
                                                                                =========        ==========


            See notes to condensed consolidated financial statements



                         SAUCONY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1999 AND APRIL 3, 1998

                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                              Thirteen Weeks    Thirteen Weeks
                                                                                   Ended             Ended
                                                                               April 2, 1999     April 3, 1998

Net sales                                                                       $  42,406        $   29,624
Other revenue                                                                         208                42
                                                                                ---------        ----------
Total revenue                                                                      42,614            29,666
                                                                                ---------        ----------

Costs and expenses
   Cost of sales                                                                   26,985            19,651
   Selling expenses                                                                 5,433             4,423
   General and administrative expenses                                              4,308             3,510
                                                                                ---------        ----------
     Total costs and expenses                                                      36,726            27,584
                                                                                ---------        ----------

Operating income                                                                    5,888             2,082

Non-operating income (expense)
   Interest, net                                                                     (146)             (210)
   Foreign currency                                                                    26               (11)
   Other                                                                               24                34
                                                                                ---------        ----------

Income before income taxes and minority interest                                    5,792             1,895

Provision for income taxes                                                          2,430               898

Minority interest in income of consolidated subsidiaries                               29                23
                                                                                ---------        ----------

Net income                                                                      $   3,333        $      974
                                                                                =========        ==========

Per share amounts:

Earnings per common share - basic                                               $    0.54        $     0.16
                                                                                =========        ==========
Earnings per common share - diluted:                                            $    0.52        $     0.16
                                                                                =========        ==========

Weighted average common shares and
   equivalents outstanding                                                          6,363             6,293
                                                                                =========        ==========

Cash dividends per share of common stock                                                0                 0
                                                                                =========        ==========

            See notes to condensed consolidated financial statements




                         SAUCONY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1999 AND APRIL 3, 1998

                    (Amounts in thousands, except share data)


                                                     Common Stock                Paid-in         Retained
                                               Class A         Class B           Capital         Earnings

Balance, January 2, 1998                     $    902         $  1,248          $ 15,652         $  28,781

Amortization of unearned compensation              --               --                --                --
Net income                                         --               --                --               974
Foreign currency translation adjustments           --               --                --                --
                                             --------         --------          --------         ---------

Balance, April 3, 1998                       $    902         $  1,248          $ 15,652         $  29,755
                                             ========         ========          ========         =========


Balance, January 1, 1999                     $    902         $  1,276          $ 15,921         $  32,360

Issuance of common stock, option exercise          --               --                 2                --
Amortization of unearned compensation              --               --                --                --
Net income                                         --               --                --             3,333
Foreign currency translation adjustments           --               --                --                --
                                             --------         --------          --------         ---------

Balance, April 2, 1999                       $    902         $  1,276          $ 15,923         $  35,693
                                             ========         ========          ========         =========



                                                                                        Total
                                             Treasury Stock           Unearned       Accumulated    Stockholders'
                                          Shares        Amount      Compensation     Translation       Equity

Balance, January 2, 1998                  198,400     $ (1,054)        $  (40)        $  (417)       $  45,072

Amortization of unearned compensation          --           --              8              --                8
Net income                                     --           --             --              --              974
Foreign currency translation adjustments       --           --             --             (32)             (32)
                                         --------     --------         ------         --------       ----------

Balance, April 3, 1998                    198,400     $ (1,054)        $  (32)        $  (449)       $  46,022
                                         ========     =========        =======        ========       =========


Balance, January 1, 1999                  305,400     $ (1,665)        $  (16)        $  (528)       $  48,250

Issuance of common stock, option exercise      --           --             --              --                2
Amortization of unearned compensation          --           --              1              --                1
Net income                                     --           --             --              --            3,333
Foreign currency translation adjustments       --           --             --            (186)            (186)
                                         --------     --------         ------         --------       ----------

Balance, April 2, 1999                    305,400     $ (1,665)        $  (15)        $  (714)       $  51,400
                                         ========     =========        =======        ========       =========


            See notes to condensed consolidated financial statements




                         SAUCONY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1999 AND APRIL 3, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)

                                   (Unaudited)

                                                                                April 2,         April 3,
                                                                                  1999             1998
Cash flows from operating activities:

   Net income                                                                   $  3,333         $     974
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash provided  (used) by operating activities:
     Depreciation and amortization                                                   462               413
     Provision for bad debts and discounts                                         2,146             1,814
     Deferred income tax benefit                                                    (617)             (490)
     Other                                                                            33               104

   Changes in  operating  assets and  liabilities,  net effect of  acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Marketable securities                                                        (8)              (25)
         Accounts receivable                                                     (16,268)          (10,565)
         Inventories                                                               2,377               604
         Prepaid expenses and other current assets                                    24              (351)
       Increase (decrease) in liabilities:
         Accounts payable                                                         (2,170)             (345)
         Accrued expenses                                                          2,951             2,047
                                                                                --------         ---------

   Total adjustments                                                             (11,070)           (6,794)
                                                                                ---------        ----------

Net cash used by operating activities                                             (7,737)           (5,820)
                                                                                ---------        ----------

Cash flows from investing activities:

   Purchase of property, plant and equipment                                        (330)             (179)
   Increase in deferred charges, deposits and other                                  (10)             (120)
   Payments for business acquisitions                                                  0              (624)
                                                                                --------         ----------

Net cash used by investing activities                                               (340)             (923)
                                                                                ---------        ----------

Cash flows from financing activities:

   Net short-term borrowings                                                       4,210             4,572
   Repayment of long-term debt and capital lease obligations                        (121)             (100)
   Issuances of common stock                                                           2                 0
                                                                                --------         ---------

Net cash provided by financing activities                                          4,091             4,472

Effect of exchange rate changes on cash and
   cash equivalents                                                                   89               (43)
                                                                                --------         ----------

Net decrease in cash and cash equivalents                                         (3,897)           (2,314)

Cash and equivalents at beginning of period                                        5,495             4,432
                                                                                --------         ---------

Cash and equivalents at end of period                                           $  1,598         $   2,118
                                                                                ========         =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Income taxes, net of refunds                                               $    837         $     106
                                                                                ========         =========

     Interest                                                                   $    135         $     129
                                                                                ========         =========

Non-cash investing and financing activities:

   Property purchased under capital leases                                      $    114         $       0
                                                                                ========         =========

            See notes to condensed consolidated financial statements



                                  SAUCONY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 2, 1999

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 1, 1999. Operating results for thirteen weeks ended April 2, 1999, are not necessarily indicative of the results for the entire year.


NOTE 2 - RECLASSIFICATION

Certain items in prior years Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.


NOTE C - INVENTORIES

Inventories at April 2, 1999 and April 3, 1998 consisted of the following (in thousands):


                                                                       April 2,           January 1,
                                                                         1999                1999

                Finished goods                                       $    23,106        $    24,194

                Work in progress                                           1,025                834

                Raw materials                                              4,188              6,044
                                                                     -----------        -----------

                                                                     $    28,319        $    31,072
                                                                     ===========        ===========










NOTE 4 - EARNINGS PER SHARE


                                                                             (Unaudited)
                                                              (in thousands, except per share amounts)

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            April 2, 1999                  April 3, 1998
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted

Consolidated income                                  $    3,333      $   3,333      $      974     $      974
                                                     ==========      =========      ==========     ==========

Net income available for common
   shares and assumed conversions                         6,229          6,229           6,251          6,251

Weighted average common shares and
   equivalents outstanding                                    0            134               0             42
                                                     ----------      ---------      ----------     ----------

Effect of dilutive securities:
   Employee stock options                                 6,229          6,363           6,251          6,293
                                                     ==========      =========      ==========     ==========

Earnings per share                                   $     0.54      $    0.52      $    0.16      $     0.16
                                                     ==========      =========      =========      ==========





NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME
                                                                                        (in thousands)

                                                                             Thirteen Weeks        Thirteen Weeks
                                                                                  Ended                 Ended
                                                                              April 2, 1999         April 3, 1998

Net income                                                                      $  3,333             $    974

Other comprehensive income:
   Foreign currency translation adjustment                                          (186)                 (32)
   Income tax benefit related to other
     comprehensive expense                                                          (137)                 (12)
                                                                                ---------            ---------
Other comprehensive income, net of tax                                               (49)                 (20)
                                                                                ---------            ---------
Comprehensive income                                                            $  3,284             $    954
                                                                                ========             ========



NOTE 6 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony Segment and Other Products Segment. The determination of the reportable segments for the thirteen weeks ended April 2, 1999 and April
3, 1998, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.


                                                                              (in thousands)

                                                                    Thirteen Weeks      Thirteen Weeks
                                                                         Ended               Ended
                                                                    April 2, 1999       April 3, 1998
           Revenues:

                Saucony                                              $    37,827        $    25,884
                Other products                                             4,787              3,782
                                                                     -----------        -----------
                                                                     $    42,614        $    29,666
                                                                     -----------        -----------

           Income (loss) before income taxes:
                Saucony                                              $     6,065        $     2,180
                Other products                                              (273)              (285)
                                                                     ------------       ------------
                                                                     $     5,792        $     1,895
                                                                     -----------        -----------




     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Highlights

                                                              Percent Increase

         Net sales                                                  43.1%
         Gross Profit                                               54.6%
         Selling, general and administrative                        22.8%


                                                                   $ Change
                                                                (in thousands)

         Operating income                                         $  3,806
         Income before tax                                           3,897
         Net income                                                  2,359



                                                           Percent of Net Sales
                                                          1999             1998

         Gross profit                                      36.4%           33.7%
         Selling, general and administrative               23.0            26.8
         Operating income                                  13.9             7.0
         Income before tax                                 13.7             6.4
         Net income                                         7.9             3.3


The following table sets forth net sales (in thousands) and as a percentage of total net sales of the Company's segments in the thirteen weeks ended April 2, 1999 and April 3, 1998:

                                                    1999                               1998
                                        --------------------------         --------------------------

         Saucony                        $    37,675         88.8%          $    25,851         87.3%
         Other                                4,731         11.2%                3,773         12.7%
                                        -----------     ---------          -----------      --------

         Total                          $    42,406        100.0%          $    29,624        100.0%
                                        ===========     =========          ===========      ========


Consolidated Net Sales

Net sales increased 43% to $42,406,000 in the thirteen weeks ended April 2, 1999 from $29,624,000 in the thirteen weeks ended April 3, 1998. The impact of foreign exchange rate changes on net sales in the thirteen weeks ended April 2, 1999 was negligible.

Saucony Brand Segment

Worldwide net sales of branded Saucony footwear and apparel increased 46% to $37,675,000 in the thirteen weeks ended April 2, 1999 from $25,851,000 in the thirteen weeks ended April 3, 1998, primarily due to 83% unit volume growth in the footwear category. Overall average sell price declined 29% in the thirteen weeks ended April 2, 1999 due to a higher proportion of more moderately-priced Jazz Originals in the Company's domestic product mix.

Domestic net sales increased 72% to $32,643,000 due primarily to increased unit volumes for Jazz Originals (introduced in the second quarter of 1998), Saucony's core technical footwear models and special make-up footwear. Jazz Original unit volume accounted for 44% of domestic unit volume in the thirteen weeks ended April 2, 1999.

International net sales decreased 27% to $5,032,000 due primarily to the discontinuance of operations in Australia and, to a lesser extent, decreased distributor unit volumes, both of which were offset in part by increased unit volumes recorded by the Company in Canada and Western Europe.

Other Products Segment

Net sales of Other Products increased 25% to $4,731,000 in the thirteen weeks ended April 2, 1999 from $3,773,000 in the thirteen weeks ended April 3, 1998, reflecting significant revenue growth in both bicycle and related products as well as increased sales of the Company's Hind apparel brand. The growth in bicycles and related products revenue is due in large measure to the acquisition of the Merlin business in February 1998 and the subsequent acquisition of Real Design in August 1998.

Costs and Expenses

The Company's gross profit increased 55% to $15,421,000 in the thirteen weeks ended April 2, 1999 from $9,973,000 in the thirteen weeks ended April 3, 1998 due to higher domestic unit volumes and, to a lesser extent, improved international margins. The Company's gross margin improved to 36.4% in the thirteen weeks ended April 2, 1999 from 33.7% in the thirteen weeks ended April 3, 1998 due to lower levels of product returns and markdowns and decreased foreign sales of non-current models.

Selling, general and administrative expenses increased to $9,741,000, or 23.0% of net sales, in the thirteen weeks ended April 2, 1999 from $7,933,000, or 26.8% of net sales, in the thirteen weeks ended April 3, 1998. Selling expenses increased $1,010,000 in the thirteen weeks ended April 2, 1999 due to increased sales commissions and payroll and related expenses. General and administrative expenses increased $798,000 in the thirteen weeks ended April 2, 1999 due to increased staffing, performance-based compensation and increased bad debt expense.

Net interest expense decreased 30% to $146,000 in the thirteen weeks ended April 2, 1999, from $210,000 in the thirteen weeks ended April 3, 1998, due to lower average debt levels resulting from the paydown of the Company's senior notes payable in the second quarter of 1998 and, to a lesser extent, lower interest rates.

Income Before Tax

                                               1999                  1998
                                               ----                  ----
       Segment
         Saucony brand                     $   6,065             $   2,180
         Other products                         (273)                 (285)
                                           ----------            ----------
         Total                             $   5,792             $   1,895
                                           =========             =========

Consolidated income before tax increased to $5,792,000 in the thirteen weeks ended April 2, 1999 from $1,895,000 in the thirteen weeks ended April 3, 1998 due primarily to increased domestic Saucony Brand income and the improved financial performance of Hind apparel.

Income Taxes

The provision for income taxes increased to $2,430,000 in the thirteen weeks ended April 2, 1999 from $898,000 in the thirteen weeks ended April 3, 1998 due primarily to increased domestic pre-tax income. The effective tax rate decreased to 41.9% in the thirteen weeks ended April 2, 1999 from 47.4% in the thirteen weeks ended April 3, 1998 due primarily to a deferred tax valuation allowance recorded in the thirteen weeks ended April 3, 1998, relating to foreign operating losses that were not expected to be realized.

Net Income

Net income was $3,333,000 in the thirteen weeks ended April 2, 1999 compared to net income of $974,000 in the thirteen weeks ended April 3, 1998. Diluted earnings per share were $0.52 in the thirteen weeks ended April 2, 1999 compared to $0.16 in the thirteen weeks ended April 3, 1998.


Liquidity and Capital Resources

As of April 2, 1999, the Company's cash and cash equivalents totaled $1,598,000, a decrease of $3,897,000 from January 1, 1999. The decrease is due primarily to an increase in accounts receivable of $14,122,000, net of the provision for bad debt and discounts, offset by an increase in accrued liabilities of $2,951,000 and an increase in borrowings against the Company's domestic and foreign credit facilities of $4,210,000. The increase in accounts receivable is due to increased net sales of the Company's Saucony, Hind and bicycle products in the thirteen weeks ended April 2, 1999. The Company's days sales outstanding for its accounts receivable decreased to 72 days in the thirteen weeks ended April 2, 1999 from 85 days in the thirteen weeks ended April 3, 1998 due to a reduction in credit terms and the reduction in receivables held by the Company's Australian subsidiary. Inventories decreased $2,377,000 in the thirteen weeks ended April 2, 1999 due to management of domestic inventory levels. As a consequence of the improved inventory management and the demand for Jazz Originals, the Company's inventory turns ratio increased to 3.6 turns in the thirteen weeks ended April 2, 1999 from 3.4 turns in the thirteen weeks ended April 3, 1998.

For the thirteen weeks ended April 2, 1999, the Company used $7,837,000 of net cash from operating activities, expended $330,000 to acquire capital assets and expended $121,000 to reduce long-term debt.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the thirteen weeks ended April 2, 1999 included a decrease of $2,170,000 in accounts payable (due to decreased inventory levels) and an increase of $2,951,000 in accrued expenses (due primarily to increased income tax accruals resulting from higher pre-tax earnings and, to a lesser extent, increased variable selling and administrative expenses associated with a higher level of net sales).

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

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements and were derived using numerous assumptions. Despite the Company's belief that its Year 2000 program reduces the risk of an internal compliance failure and is taking an active approach to assess the readiness of its business partners, there can be no assurances that all parties will achieve timely Year 2000 compliance or that such noncompliance will not have a material adverse impact to the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in inflation and foreign currency exchange rates. The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation risk with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency denominated payables. The Company has entered into certain forward foreign exchange contracts to minimize the transaction currency risk.





PART II.  OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

a.            Exhibits

              27.0 - Financial Data Schedule

              99.1 - Certain Factors That May Affect Future Results, incorporated herein by reference to pages 18-19 of the Company's Annual Report on Form 10-K for the period ended January 1, 1999. Such Form 10-K shall not be deemed to be filed herewith except to the extent that portions thereof are expressly incorporated by reference herein.

b.            Reports on Form 8-K

              None.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Saucony, Inc.


Date:   May 17, 1999                                 By: /s/ Terence P. Chin
                                                     -----------------------
                                                      Terence P. Chin
                                                      Senior Vice President
                                                      Chief Financial Officer
                                                      (Duly authorized officer
                                                       and principal financial
                                                       officer)