Form 10-Q
period 1999-07-02
SAUCONY INC
filed 1999-08-12
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 2, 1999

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

                                Yes [ X ] No [ ]

                    Class                     Outstanding as of August 6, 1999

Class A Common Stock-$.33 1/3 Par Value                   2,680,527
Class B Common Stock-$.33 1/3 Par Value                   3,656,639
                                                          ---------
                                                          6,337,166

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of July 2, 1999
       and January 1, 1999                                              3

     Condensed Consolidated Statements of Income for the thirteen weeks
       and twenty-six weeks ended July 2, 1999 and July 3, 1998         4

     Condensed Consolidated Statements of Stockholders' Equity for
       the twenty-six weeks ended July 2, 1999 and July 3, 1998         5

     Condensed Consolidated Statements of Cash Flows for the
       twenty-six weeks ended July 2, 1999 and July 3, 1998            6-7

     Notes to Condensed Consolidated Financial Statements -
       July 2, 1999                                                    8-10

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              11-16

Item 3.  Quantitative and Qualitative Disclosure About Market Risk      16


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            17
Item 5.  Stockholder Proposals for the 2000 Annual Meeting of
       Stockholders                                                     17
Item 6.  Exhibits and Reports on Form 8-K                               18

Signature                                                               19



                         SAUCONY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)
                                 (in thousands)

                                     ASSETS
                                                                                 July 2,        January 1,
                                                                                  1999             1999
Current assets:
   Cash and cash equivalents                                                    $   2,364        $    5,495
   Marketable securities                                                              208               179
   Accounts receivable, net                                                        32,723            19,473
   Inventories                                                                     29,325            31,072
   Prepaid expenses and other current assets                                        3,683             2,923
                                                                                ---------        ----------
     Total current assets                                                          68,303            59,142
                                                                                ---------        ----------

Property, plant and equipment, net                                                  8,111             8,123
                                                                                ---------        ----------

Other assets                                                                        2,393             2,614
                                                                                ---------        ----------

Total assets                                                                    $  78,807        $   69,879
                                                                                =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                $  10,814        $    7,568
   Current maturities of long term debt                                               371               324
   Accounts payable                                                                 4,550             6,244
   Accrued expenses and other current liabilities                                   6,213             4,704
                                                                                ---------        ----------
     Total current liabilities                                                     21,948            18,840
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt                                                                     451               559
   Deferred income taxes                                                            1,837             1,851
   Other long-term obligations                                                        164               157
                                                                                ---------        ----------
     Total long-term obligations                                                    2,452             2,567
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries                                        274               222
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value                                                 2,211             2,178
   Additional paid-in capital                                                      16,539            15,921
   Retained earnings                                                               37,950            32,360
   Accumulated translation                                                           (889)             (528)
                                                                                ----------       -----------
     Total                                                                         55,811            49,931

Less:
   Common stock held in treasury, at cost                                          (1,665)           (1,665)
   Unearned compensation                                                              (13)              (16)
                                                                                ----------       -----------
                                                                                   54,133            48,250
                                                                                ---------        ----------

Total liabilities and stockholders' equity                                      $  78,807        $   69,879
                                                                                =========        ==========

            See notes to condensed consolidated financial statements




                         SAUCONY, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
 For the Thirteen Weeks and Twenty-Six Weeks Ended July 2, 1999 and July 3, 1998

                                   (Unaudited)
                      (in thousands, except per share data)

                                                                 Thirteen     Thirteen    Twenty-Six   Twenty-Six
                                                                   Weeks        Weeks        Weeks        Weeks
                                                                   Ended        Ended        Ended        Ended
                                                                  July 2,      July 3,      July 2,      July 3,
                                                                   1999         1998         1999         1998

Net sales                                                       $  37,706    $  26,562    $  80,112     $ 56,186
Other revenue                                                          74          158          282          200
                                                                ---------    ---------    ---------     --------
Total revenue                                                      37,780       26,720       80,394       56,386
                                                                ---------    ---------    ---------     --------

Costs and expenses
   Cost of sales                                                   23,569       16,480       50,554       36,131
   Selling expenses                                                 5,908        4,779       11,341        9,202
   General and administrative expenses                              4,246        4,070        8,554        7,580
                                                                ---------    ---------    ---------     --------
     Total costs and expenses                                      33,723       25,329       70,449       52,913
                                                                ---------    ---------    ---------     --------

Operating income                                                    4,057        1,391        9,945        3,473

Non-operating income (expense)
   Interest, net                                                     (246)        (175)        (392)        (385)
   Foreign currency                                                   (11)         (57)          15          (68)
   Other                                                               13            9           37           43
                                                                ---------    ---------    ---------     --------

Income before income taxes and minority interest                    3,813        1,168        9,605        3,063

Provision for income taxes                                          1,543          494        3,973        1,392

Minority interest in income of consolidated subsidiaries               13            1           42           24
                                                                ---------    ---------    ---------     --------

Net income                                                      $   2,257    $     673    $   5,590     $  1,647
                                                                =========    =========    =========     ========


Per share amounts:

Earnings per common share - basic:                              $     0.36   $     0.11   $     0.90    $    0.26
                                                                ==========   ==========   ==========    =========
Earnings per common share - diluted:                            $     0.34   $     0.11   $     0.86    $    0.26
                                                                ==========   ==========   ==========    =========

Weighted average common shares and equivalents outstanding          6,625        6,342        6,512        6,348
                                                                =========    =========    =========     ========

Cash dividends per share of common stock                                0            0            0            0
                                                                =========    =========    =========     ========

            See notes to condensed consolidated financial statements





                         SAUCONY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
          For the Twenty-Six Weeks Ended July 2, 1999 and July 3, 1998

                        (in thousands, except share data)


                                                                     Common Stock           Paid-in     Retained
                                                                  Class A      Class B      Capital     Earnings

Balance, January 2, 1998                                        $     902    $   1,248    $  15,652     $ 28,781
Issuance of 25,500 shares of common stock
   upon exercise of stock options                                       0            8           77            0
Amortization of unearned compensation                                   0            0            0            0
Net income                                                              0            0            0        1,647
Foreign currency translation adjustments                                0            0            0            0
                                                                ---------    ---------    ---------     --------
Balance, July 3, 1998                                           $     902    $   1,256    $  15,729     $ 30,428
                                                                =========    =========    =========     ========


Balance, January 1, 1999                                        $     902    $   1,276    $  15,921     $ 32,360
Issuance of 100,274 shares of common stock
   upon exercise of stock options                                       0           33          333            0
Amortization of unearned compensation                                   0            0            0            0
Tax benefit related to stock options                                    0            0          261            0
Issuance of non-qualified stock options                                 0            0           24            0
Net income                                                              0            0            0        5,590
Foreign currency translation adjustments                                0            0            0            0
                                                                ---------    ---------    ---------     --------
Balance, July 2, 1999                                           $     902    $   1,309    $  16,539     $ 37,950
                                                                =========    =========    =========     ========


                                                                                                              Total
                                                    Treasury Stock           Unearned      Accumulated    Stockholders'
                                                 Shares        Amount      Compensation    Translation       Equity

Balance, January 2, 1998                        198,400       $  (1,054)     $   (40)        $ (417)        $  45,072
Issuance of 25,500 shares of common stock
   upon exercise of stock options                     0               0            0              0                85
Amortization of unearned compensation                 0               0           16              0                16
Net income                                            0               0            0              0             1,647
Foreign currency translation adjustments              0               0            0           (216)             (216)
                                               --------       ---------      -------         -------        ----------
Balance, July 3, 1998                           198,400       $  (1,054)     $   (24)        $ (633)        $  46,604
                                               ========       ==========     ========        =======        =========


Balance, January 1, 1999                        305,400       $  (1,665)     $   (16)        $ (528)        $  48,250
Issuance of 100,274 shares of common stock
   upon exercise of stock options                     0               0            0              0               366
Amortization of unearned compensation                 0               0            3              0                 3
Tax benefit related to stock options                  0               0            0              0               261
Issuance of non-qualified stock options               0               0            0              0                24
Net income                                            0               0            0              0             5,590
Foreign currency translation adjustments              0               0            0           (361)             (361)
                                               --------       ---------      -------         -------        ----------
Balance, July 2, 1999                           305,400       $  (1,665)     $   (13)        $ (889)        $  54,133
                                               ========       ==========     ========        =======        =========

            See notes to condensed consolidated financial statements




                         SAUCONY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 1999 AND JULY 3, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)

                                   (Unaudited)


                                                                                July 2,              July 3,
                                                                                  1999                1998
Cash flows from operating activities:


   Net income                                                                   $  5,590           $   1,647
                                                                                --------           ---------

   Adjustment to reconcile net income to net cash  provided  (used) by operating activities:
     Depreciation and amortization                                                   935                 843
     Provision for bad debts and discounts                                         2,791               2,685
     Deferred income tax benefit                                                    (370)               (222)
     Other                                                                           104                 194

Changes in operating  assets and  liabilities,  net of effects of  acquisitions, dispositions and foreign currency adjustments:
     Decrease (increase) in assets:
       Marketable securities                                                         (29)                (39)
       Accounts receivable                                                       (16,070)             (6,632)
       Inventories                                                                 1,223                (835)
       Prepaid expenses and other current assets                                    (343)                440
     Increase (decrease) in liabilities:
       Accounts payable                                                           (1,605)               (439)
       Accrued expenses                                                            1,795               1,975
                                                                                --------           ---------

     Total adjustments                                                           (11,569)             (2,030)
                                                                                ---------          ----------

Net cash used by operating activities                                             (5,979)               (383)
                                                                                ---------          ----------

Cash flows from investing activities:

   Purchases of property, plant and equipment                                       (673)               (499)
   Increase in deferred charges, deposits and other                                  (28)               (180)
   Proceeds from sale of equipment                                                     3                  15
   Payments for business acquisitions                                                  0                (579)
                                                                                --------           ----------

Net cash used by investing activities                                               (698)             (1,243)
                                                                                ---------          ----------


Cash flows from financing activities:

   Net short-term borrowings                                                       3,642               2,143
   Repayment of long-term debt and capital lease obligations                        (221)             (2,178)
   Issuances of common stock                                                         366                  85
                                                                                --------           ---------

Net cash provided by financing activities                                          3,787                  50
                                                                                --------           ---------

Effect of exchange rate changes on cash and
   cash equivalents                                                                 (241)                (39)
                                                                                ---------          ----------

Net decrease in cash and cash equivalents                                         (3,131)             (1,615)

Cash and equivalents at beginning of period                                        5,495               4,432
                                                                                --------           ---------

Cash and equivalents at end of period                                           $  2,364           $   2,817
                                                                                ========           =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Income taxes, net of refunds                                               $  4,277           $     218
                                                                                ========           =========

     Interest                                                                   $    343           $     413
                                                                                ========           =========

Non-cash investing and financing activities:

   Property purchased under capital leases                                      $    160           $       0
                                                                                ========           =========



            See notes to condensed consolidated financial statements


                                  SAUCONY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 1999

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 1, 1999. Operating results for twenty-six weeks ended July 2, 1999, are not necessarily indicative of the results for the entire year.


NOTE 2 - RECLASSIFICATION

Certain items in prior years Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.


NOTE 3 - INVENTORIES

Inventories at July 2, 1999 and January 1, 1999 consisted of the following (in thousands):


                                           July 2,           January 1,
                                            1999                1999

     Finished goods                     $    23,109        $    24,194

     Work in progress                         1,124                834

     Raw materials                            5,092              6,044
                                        -----------        -----------

                                        $    29,325        $    31,072
                                        ===========        ===========

NOTE 4 - EARNINGS PER SHARE

                                                                             (Unaudited)
                                                              (in thousands, except per share amounts)

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            July 2, 1999                   July 3, 1998
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
Net income available for common
   shares and assumed conversions                    $    2,257      $   2,257      $      673     $      673
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   outstanding                                            6,264          6,264           6,262          6,262

Effect of dilutive securities:
   Employee stock options                                     0            361               0             80
                                                     ----------      ---------      ----------     ----------

Weighted-average common shares
   and equivalents outstanding                            6,264          6,625           6,262          6,342
                                                     ==========      =========      ==========     ==========

Earnings per share                                   $     0.36      $    0.34      $    0.11      $     0.11
                                                     ==========      =========      =========      ==========




                                                       Twenty-Six Weeks Ended         Twenty-Six Weeks Ended
                                                            July 2, 1999                   July 3, 1998
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
Net income available for common
   shares and assumed conversions                    $    5,590      $   5,590      $    1,647     $    1,647
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   outstanding                                            6,246          6,246           6,267          6,267

Effect of dilutive securities:
   Employee stock options                                     0            266               0             81
                                                     ----------      ---------      ----------     ----------

Weighted-average common shares
   and equivalents outstanding                            6,246          6,512           6,267          6,348
                                                     ==========      =========      ==========     ==========

Earnings per share                                   $     0.90      $    0.86      $    0.26      $     0.26
                                                     ==========      =========      =========      ==========



NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                                          (in thousands)

                                                       Thirteen       Thirteen      Twenty-Six      Twenty-Six
                                                         Weeks          Weeks          Weeks           Weeks
                                                         Ended          Ended          Ended           Ended
                                                     July 2, 1999   July 3, 1998   July 2, 1999    July 3, 1998
                                                     ------------   ------------   ------------    ------------

Net income                                           $    2,257      $     673      $    5,590     $    1,647

Other comprehensive income:
   Foreign currency translation adjustment                 (175)          (184)           (361)          (216)
                                                                                                              =
   Income tax benefit related to other
     comprehensive expense                                  (19)           (74)           (154)           (86)
                                                     -----------     ----------     -----------    -----------=
Other comprehensive income, net of tax                     (156)          (110)           (207)          (130)
                                                     -----------     ----------     -----------    -----------

Comprehensive income                                 $    2,101      $     563      $    5,383     $    1,517
                                                     ==========      =========      ==========     ==========


NOTE 6 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony Segment and Other Products Segment. The determination of the reportable segments for the thirteen and twenty-six weeks ended July 2, 1999 and July 3, 1998, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K as filed for the fiscal year ended January 2, 1999.


                                                                              (in thousands)

                                                       Thirteen       Thirteen      Twenty-Six      Twenty-Six
                                                         Weeks          Weeks          Weeks           Weeks
                                                         Ended          Ended          Ended           Ended
                                                     July 2, 1999   July 3, 1998   July 2, 1999    July 3, 1998
           Revenues:
                Saucony                              $   32,606      $  21,778      $   70,433     $   47,662
                Other products                            5,174          4,942           9,961          8,724
                                                     ----------      ---------      ----------     ----------
                                                     $   37,780      $  26,720      $   80,394     $   56,386
                                                     ==========      =========      ==========     ==========

           Income (loss) before income taxes:
                Saucony                              $    4,169      $   2,078      $   10,234     $    4,258
                Other products                             (356)          (910)           (629)        (1,195)
                                                     -----------     ----------     -----------    -----------
                                                     $    3,813      $   1,168      $    9,605     $    3,063
                                                     ==========      =========      ==========     ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Highlights

The following table sets forth the comparison, as a percent change and in absolute dollars, of certain items in the consolidated statement of earnings for the thirteen and twenty-six weeks ended July 2, 1999 and July 3, 1998 and, for the periods indicated, the percentage of certain items in the consolidated statement of earnings relative to net sales.

                                                                               Percent Change
                                                                             Increase (Decrease)

                                                                     Thirteen               Twenty-Six
                                                                       Weeks                   Weeks

         Net sales                                                     42.0%                   42.6%
         Gross profit                                                  40.2                    47.4
         Selling, general and administrative                           14.7                    18.5

                                                                                 $ Change
                                                                              (in thousands)

                                                                     Thirteen               Twenty-Six
                                                                       Weeks                   Weeks

         Operating income                                             $ 2,666                $ 6,472
         Income before tax and minority interest                        2,645                  6,542
         Net income                                                     1,584                  3,943

                                                                          Percent of Net Sales

                                                               Thirteen                         Twenty-Six
                                                                 Weeks                             Weeks
                                                                 -----                             -----
                                                           1999          1998                1999         1998
                                                           ----          ----                ----         ----

        Gross margin                                       37.5%        38.0%               36.9%        35.7%
        Selling, general and administrative                27.0         33.3                24.8         29.9
        Operating income                                   10.8          5.2                12.4          6.2
        Income before tax and minority interest            10.1          4.4                12.0          5.5
        Net income                                          6.0          2.5                 7.0          2.9

The following table sets forth net sales (in thousands) and percentages of net sales of the Company's product lines in the thirteen and twenty-six weeks ended July 2, 1999 and July 3, 1998, respectively:

                                       Thirteen Weeks Ended July 2, 1999 and July 3, 1998

                                                              1999                           1998
                                                     ----------------------         ----------------------
                                                           $          %                  $           %
                                                           -          -                  -           -

              Saucony                                $   32,578       86.4%         $   21,624       81.4%
              Other products                              5,128       13.6%              4,938       18.6%
                                                     ----------   ---------         ----------   ---------

              Total                                  $   37,706      100.0%         $   26,562      100.0%
                                                     ==========   =========         ==========   =========


                                       Twenty-Six Weeks Ended July 2, 1999 and July 3, 1998

                                                              1999                           1998
                                                     ----------------------         ----------------------
                                                           $          %                  $           %
                                                           -          -                  -           -

              Saucony                                $   70,253       87.7%         $   47,475       84.5%
              Other products                              9,859       12.3%              8,711       15.5%
                                                     ----------   ---------         ----------   ---------

              Total                                  $   80,112      100.0%         $   56,186      100.0%
                                                     ==========   =========         ==========   =========


Thirteen Weeks Ended July 2, 1999 Compared to Thirteen Weeks Ended July 3, 1998

Consolidated Net Sales

Net sales increased 42% to $37,706,000 in the thirteen weeks ended July 2, 1999 from $26,562,000 in the thirteen weeks ended July 3, 1998. The impact of foreign exchange rate changes in the thirteen weeks ended July 2, 1999 was negligible.

Saucony Brand Segment

Worldwide net sales of branded Saucony footwear and apparel increased 51% to $32,578,000 in the thirteen weeks ended July 2, 1999 from $21,624,000 in the thirteen weeks ended July 3, 1998, primarily due to an 86% unit volume growth in the footwear category. Overall average sell prices declined 23% in the thirteen weeks ended July 2, 1999 due to a higher proportion of more moderately-priced Originals footwear in the Company's domestic product mix.

Domestic net sales increased 67% to $28,705,000 due primarily to increased unit volumes and higher average unit sell prices for Saucony's Originals (introduced in the second quarter of 1998).

International net sales decreased 13% to $3,873,000 due primarily to the discontinuance of operations in Australia, which was offset in part by increased distributor unit volume and increased unit volumes recorded by the Company in Canada and Western Europe.

Other Products Segment

Net sales of Other Products increased 4% to $5,128,000 in the thirteen weeks ended July 2, 1999 from $4,938,000 in the thirteen weeks ended July 3, 1998, reflecting revenue growth in both bicycle and related products, increased domestic and international sales of the Company's Hind apparel brand and, to a lesser extent, increased sales at the Company's factory outlet stores, offset in part by lower international sales of non-Saucony brands due to the cessation of operations in Australia in July 1998. The growth in bicycle and related products revenue is due in large measure to the growth in the Merlin business and the acquisition of Real Design in August 1998.

Cost and Expenses

The Company's gross profit increased 40% to $14,137,000 in the thirteen weeks ended July 2, 1999 from $10,082,000 in the thirteen weeks ended July 3, 1998 due to higher domestic unit volumes. The Company's gross margin decreased to 37.5% in the thirteen weeks ended July 2, 1999 from 38.0% in the thirteen weeks ended July 3, 1998 due to inefficiencies in domestic manufacturing operations.

Selling, general and administrative expenses increased to $10,154,000, or 27.0% of net sales, in the thirteen weeks ended July 2, 1999 from $8,849,000, or 33.3% of net sales, in the thirteen weeks ended July 3, 1998. Selling expenses increased $1,129,000 in the thirteen weeks ended July 2, 1999 due to increased domestic spending for print media, athlete and event sponsorship and co-operative advertising, as well as increased sales commissions and payroll and related expenses. General and administrative expenses increased $176,000 in the thirteen weeks ended July 2, 1999 due to increased staffing, performance-based compensation, increased bad debt expense, increased administrative cost to sustain the growth of the Hind apparel and bicycle division, offset in part by reduced international administrative spending as a result of the cessation of operations in Australia in July 1998.

Net interest expense increased 41% to $246,000 in the thirteen weeks ended July 2, 1999 from $175,000 in the thirteen weeks ended July 3, 1998 due to increased borrowings against the Company's domestic credit facility to finance working capital requirements.


Income Before Tax (in thousands)

                                            1999                       1998
                                            ----                       ----

Segment
     Saucony Brand                        $   4,169                  $  2,078
     Other Products                            (356)                     (910)
                                          ----------                 ---------
     Consolidated                         $   3,813                  $  1,168
                                          =========                  ========

Consolidated income before tax increased to $3,813,000 in the thirteen weeks ended July 2, 1999 from $1,168,000 in the thirteen weeks ended July 3, 1998 due primarily to increased domestic Saucony Brand income and the improved financial performance of Hind apparel.

Income Taxes

The provision for income taxes increased to $1,543,000 in the thirteen weeks ended July 2, 1999 from $494,000 in the thirteen weeks ended July 3, 1998, due primarily to increased domestic pre-tax income. The effective tax rate decreased to 40.5% in the thirteen weeks ended July 2, 1999 from 42.3% in the thirteen weeks ended July 3, 1998 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

Net Income

Net income increased to $2,257,000 in the thirteen weeks ended July 2, 1999 from $673,000 in the thirteen weeks ended July 3, 1998. Diluted earnings per share increased to $0.34 in the thirteen weeks ended July 2, 1999 compared to $0.11 in the thirteen weeks ended July 3, 1998.


Twenty-Six Weeks Ended July 2, 1999 Compared to Twenty-Six Weeks Ended July 3, 1998

Consolidated Net Sales

Net sales increased 43% to $80,112,000 in the twenty-six weeks ended July 2, 1999 from $56,186,000 in the twenty-six weeks ended July 3, 1998. The impact of foreign exchange rate changes in the twenty-six weeks ended July 2, 1999 was negligible.

Saucony Brand Segment

Worldwide net sales of branded Saucony footwear and apparel increased 48% to $70,253,000 in the twenty-six weeks ended July 2, 1999 from $47,475,000 in the twenty-six weeks ended July 3, 1998, primarily due to an 84% unit volume growth in the footwear category. Overall average sell prices declined 26% in the twenty-six weeks ended July 2, 1999 due to a higher proportion of more moderately-priced Originals in the Company's domestic product mix.

Domestic net sales increased 70% to $61,348,000 due primarily to increased unit volumes for Saucony's core technical footwear models and Originals (introduced in the second quarter of 1998).

International net sales decreased 21% to $8,905,000 due primarily to the discontinuance of operations in Australia and decreased distributor unit volumes, offset in part by increased unit volumes recorded by the Company in Canada and Western Europe.

Other Products Segment

Net sales of Other Products increased 13% to $9,859,000 in the twenty-six weeks ended July 2, 1999 from $8,711,000 in the twenty-six weeks ended July 3, 1998, reflecting revenue growth in both bicycle and related products, increased domestic and international sales of the Company's Hind apparel brand and, to a lesser extent, increased sales at the Company's factory outlet stores, offset in part by lower international sales due to the cessation of operation in Australia in July 1998. The growth in bicycles and related products revenue is due in large measure to the growth in the Merlin business and the acquisition of Real Design in August 1998.

Cost and Expenses

The Company's gross profit increased 47% to $29,558,000 in the twenty-six weeks ended July 2, 1999 from $20,055,000 in the twenty-six weeks ended July 3, 1998 due to higher domestic unit volumes. The Company's gross margin improved to 36.9% in the twenty-six weeks ended July 2, 1999 from 35.7% in the twenty-six weeks ended July 3, 1998 due to lower levels of product returns and markdowns and a change in the product mix compared to the prior comparable period.

Selling, general and administrative expenses increased to $19,895,000, or 24.8% of net sales, in the twenty-six weeks ended July 2, 1999 from $16,782,000, or 29.9% of net sales, in the twenty-six weeks ended July 3, 1998. Selling expenses increased $2,139,000 in the twenty-six weeks ended July 2, 1999 due to increased domestic spending for print media, athlete and event sponsorship, co-operative advertising, as well as increased sales commissions and payroll and related expenses. General and administrative expenses increased $974,000 in the twenty-six weeks ended July 2, 1999 due to increased staffing, performance-based compensation, increased bad debt expense, increased administrative cost to sustain the growth of the Hind apparel and bicycle division, offset in part by reduced international administrative spending as a result of the cessation of operations in Australia in July 1998.

Net interest expense increased 2% to $392,000 in the twenty-six weeks ended July 2, 1999 from $385,000 in the twenty-six weeks ended July 3, 1998 due to increased borrowing under the Company's domestic credit facility to finance working capital requirements, which was largely offset by lower debt levels resulting from the paydown of the Company's senior notes payable in the second quarter of 1998.

Income Before Tax (in thousands)


                                            1999                       1998
                                            ----                       ----

Segment
     Saucony Brand                        $  10,234                  $  4,258
     Other Products                            (629)                   (1,195)
                                          ----------                 ---------
     Consolidated                         $   9,605                  $  3,063
                                          =========                  ========



Consolidated income before tax increased to $9,605,000 in the twenty-six weeks ended July 2, 1999 from $3,063,000 in the twenty-six weeks ended July 3, 1998 due primarily to increased domestic Saucony Brand income and the improved financial performance of Hind apparel.

Income Taxes

The provision for income taxes increased to $3,973,000 in the twenty-six weeks ended July 2, 1999 from $1,392,000 in the twenty-six weeks ended July 3, 1998, due primarily to increased domestic pre-tax income. The effective tax rate decreased to 41.4% in the twenty-six weeks ended July 2, 1999 from 45.4% in the twenty-six weeks ended July 3, 1998 due primarily to a deferred tax valuation allowance recorded in the twenty-six weeks ended July 3, 1998, relating to foreign operating losses that were not expected to be realized.

Net Income

Net income increased to $5,590,000 in the twenty-six weeks ended July 2, 1999 from $1,647,000 in the twenty-six weeks ended July 3, 1998. Diluted earnings per share increased to $0.86 in the twenty-six weeks ended July 2, 1999 compared to $0.26 in the twenty-six weeks ended July 3, 1998.

Liquidity and Capital Resources

As of July 2, 1999 the Company's cash and cash equivalents totaled $2,364,000, a decrease of $3,131,000 from January 1, 1999. The decrease is due primarily to an increase in accounts receivable of $13,279,000, net of the provision for bad debts and discounts, partially offset by an increase in accrued liabilities of $1,795,000 and an increase in borrowings against the Company's domestic and foreign credit facilities of $3,642,000. The increase in accounts receivable is due to increased net sales of the Company's Saucony, Hind and bicycle products in the twenty-six weeks ended July 2, 1999. The Company's days sales outstanding for its accounts receivable remained constant at 74 days in the twenty-six weeks ended July 2, 1999 as compared to July 3, 1998. Inventories decreased $1,223,000 in the twenty-six weeks ended July 2, 1999 due to the management of domestic inventory levels. As a consequence of the improved inventory management and the velocity of Originals, the Company's inventory turns ratio increased to 3.4 turns in the twenty-six weeks ended July 2, 1999 from 3.0 turns in the twenty-six weeks ended July 3, 1998.

For the twenty-six weeks ended July 2, 1999, the Company used $5,979,000 of net cash from operating activities, expended $673,000 to acquire capital assets, and expended $221,000 to reduce long-term debt and received $366,000 from the issuance of common stock in connection with the exercise of employee stock options.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the twenty-six weeks ended July 2, 1999 were, a decrease of $1,605,000 in accounts payable (due to decreased inventory levels), an increase of $1,795,000 in accrued expenses (due to increased variable selling and administrative expenses associated with a higher level net sales) and an increase of $343,000 in prepaid expenses (due to an increase in advance payments for advertising and inventory).

The liquidity of the Company is contingent upon a number of factors, principally the Company's future operating results. Management believes that the Company's current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet its working capital requirements and to fund its capital investments needs and debt service payments.

Year 2000

The Company views its exposure to the Year 2000 problem in three areas: (i) internal computer systems used to manage the Company's business, (ii) microprocessors and other electronic devices included as components of equipment used by the Company ("embedded chips") and (iii) computer systems used by suppliers and customers of the Company. The Company's plan, under the coordination of the Vice President Information Systems, is to resolve its internal Year 2000 problems following sequential phases of evaluation, updating and testing and to pursue Year 2000 compliance awareness and supporting documentation from key suppliers and customers. In the evaluation phase, the Company reviews the applicable system to identify Year 2000 problems and determines the necessary remediation steps. The updating and testing phases involve the implementation and testing, respectively, of Year 2000 remediation measures.

Based on the evaluation of its exposure for the Year 2000 problem, the Company has modified or replaced portions of its software, computer and other equipment systems. The Company has incurred costs of approximately $20,000 in fiscal 1998 and expects to incur additional costs of $100,000 to $150,000 in fiscal 1999 related to the Year 2000 modifications. To date, the Company has evaluated substantially all of its internal computer systems and embedded chips and has completed the majority of necessary upgrades. The Company expects that full evaluation, updating and testing will be completed during the fourth quarter of fiscal 1999.

The Company has interviewed key suppliers to determine their capability to continue providing goods and services. Based on responses from over 80% of those surveyed, the Company believes that its suppliers are unlikely to disrupt inventory agreements due to a Year 2000 problem. Nevertheless, the Company continues to expand its understanding of the Year 2000 problems of its significant business partners based on ongoing surveys and interviews and this process will continue throughout 1999. Contingency plans for supply disruptions are being formulated and are expected to be completed in the third quarter of 1999.

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

The Company has determined the risks associated with the reasonably worst-case scenario. Except for the risks associated with customer readiness which are beyond the Company's control, there are manual backup and outsourcing opportunities readily available to support the Company's internal fulfillment systems.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in inflation and foreign currency exchange rates. The effect of inflation on the Company's results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by the Company from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. The Company, however, is subject to currency fluctuation risk with respect to the operating results of the Company's foreign subsidiaries and certain foreign currency-denominated payables. The Company has entered into certain forward foreign exchange contracts to minimize the transaction currency risk.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

At the 1999 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 20, 1999, the following matters were acted upon by the stockholders of the Company:

     1. The election of John M. Connors, Jr., John H. Fisher, Phyllis H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., and John J. Neuhauser as directors of the Company.

     2. The ratification of the selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent auditors for the current 1999 fiscal year.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                                   Votes            Votes                             Broker
                                                    For            Against        Abstentions        Non-votes
1.       Election of Directors

         John M Connors, Jr.                     2,487,616          --                6,321             N.A.
         John H. Fisher                          2,487,616          --                6,321             N.A.
         Phyllis H. Fisher                       2,487,616          --                6,321             N.A.
         Charles A. Gottesman                    2,487,616          --                6,321             N.A.
         Robert J. LeFort, Jr.                   2,487,616          --                6,321             N.A.
         John. J. Neuhauser                      2,487,616          --                6,321             N.A.


2.       Ratification of Independent
          Auditors                               2,489,815           3,212             910              N.A.


ITEM 5 - Stockholder Proposals for the 2000 Annual Meeting of Stockholders

As set forth in the Company's proxy statement for its 1999 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934 (the "Exchange Act") for inclusion in the Company's proxy materials for its 2000 Annual Meeting of Stockholders must be received by the Company on or before December 31, 1999.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 2000 Annual Meeting of Stockholders must be received by the Company on or before March 22, 2000 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.

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

SAUCONY, INC.


By: /s/ Terence P. Chin
Terence P. Chin
Senior Vice President
Chief Financial Officer
(Duly authorized officer and principal financial officer)


Date:  August 12, 1999