Form 10-Q
period 1999-10-01
SAUCONY INC
filed 1999-11-12
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 1999

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

                                Yes [ X ] No [ ]

                    Class                   Outstanding as of November 8, 1999

Class A Common Stock-$.33 1/3 Par Value              2,681,727
Class B Common Stock-$.33 1/3 Par Value              3,671,319
                                                     ---------
                                                     6,353,046

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of October 1, 1999
       and January 1, 1999

     Condensed Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended October 1, 1999 and October 2, 1998

     Condensed Consolidated Statements of Stockholders' Equity for the thirty-nine weeks ended October 1, 1999 and October 2, 1998

     Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 1, 1999 and October 2, 1998

     Notes to Condensed Consolidated Financial Statements -
       October 1, 1999

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
Signature






                         SAUCONY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)
                                 (in thousands)

                                     ASSETS
                                                                               October 1,       January 1,
                                                                                  1999             1999
Current assets:
   Cash and cash equivalents                                                    $   4,636        $    5,495
   Marketable securities                                                              218               179
   Accounts receivable                                                             31,390            19,473
   Inventories                                                                     31,170            31,072
   Prepaid expenses and other current assets                                        4,056             2,923
                                                                                ---------        ----------
     Total current assets                                                          71,470            59,142
                                                                                ---------        ----------

Property, plant and equipment, net                                                  8,343             8,123
                                                                                ---------        ----------

Other assets                                                                        2,371             2,614
                                                                                ---------        ----------

Total assets                                                                    $  82,184        $   69,879
                                                                                =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                $  10,656        $    7,568
   Current maturities of long term debt                                               375               324
   Accounts payable                                                                 3,351             6,244
   Accrued expenses and other current liabilities                                   7,536             4,704
                                                                                ---------        ----------
     Total current liabilities                                                     21,918            18,840
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt                                                                     357               559
   Deferred income taxes                                                            1,874             1,851
   Other long-term obligations                                                        168               157
                                                                                ---------        ----------
     Total long-term obligations                                                    2,399             2,567
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries                                        299               222
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value                                                 2,216             2,178
   Additional paid-in capital                                                      16,659            15,921
   Retained earnings                                                               41,044            32,360
   Accumulated translation                                                           (673)             (528)
                                                                                ----------       -----------
     Total                                                                         59,246            49,931

Less:
   Common stock held in treasury, at cost                                          (1,665)           (1,665)
   Unearned compensation                                                              (13)              (16)
                                                                                ----------       -----------
                                                                                   57,568            48,250
                                                                                ---------        ----------

Total liabilities and stockholders' equity                                      $  82,184        $   69,879
                                                                                =========        ==========

            See notes to condensed consolidated financial statements






                         SAUCONY, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
 For the Thirteen Weeks and Thirty-Nine Weeks Ended October 1, 1999 and October 2, 1998

                                   (Unaudited)
                      (in thousands, except per share data)

                                                                 Thirteen     Thirteen    Thirty-Nine  Thirty-Nine
                                                                   Weeks        Weeks        Weeks        Weeks
                                                                   Ended        Ended        Ended        Ended
                                                                October 1,   October 2,   October 1,   October 2,
                                                                   1999         1998         1999         1998

Net sales                                                       $  43,454    $  26,056    $ 123,566     $ 82,242
Other revenue                                                         137           51          419          251
                                                                ---------    ---------    ---------     --------
Total revenue                                                      43,591       26,107      123,985       82,493
                                                                ---------    ---------    ---------     --------

Costs and expenses
   Cost of sales                                                   26,083       16,806       76,637       52,937
   Selling expenses                                                 6,895        4,331       18,236       13,533
   General and administrative expenses                              4,932        3,819       13,486       11,399
                                                                ---------    ---------    ---------     --------
     Total costs and expenses                                      37,910       24,956      108,359       77,869
                                                                ---------    ---------    ---------     --------

Operating income                                                    5,681        1,151       15,626        4,624

Non-operating income (expense)
   Interest, net                                                     (201)        (135)        (593)        (520)
   Foreign currency                                                   (44)         321          (29)         253
   Other                                                                6          (35)          43            8
                                                                ---------    ----------   ---------     --------

Income before income taxes and minority interest                    5,442        1,302       15,047        4,365

Provision for income taxes                                          2,322          497        6,295        1,889

Minority interest in income of consolidated subsidiaries               26            5           68           29
                                                                ---------    ---------    ---------     --------

Net income                                                      $   3,094    $     800    $   8,684     $  2,447
                                                                =========    =========    =========     ========


Per share amounts:

Earnings per common share - basic:                              $     0.49   $     0.13   $     1.38    $    0.39
                                                                ==========   ==========   ==========    =========
Earnings per common share - diluted:                            $     0.47   $     0.13   $     1.32    $    0.38
                                                                ==========   ==========   ==========    =========

Weighted average common shares and equivalents outstanding          6,639        6,363        6,571        6,374
                                                                =========    =========    =========     ========

Cash dividends per share of common stock                                0            0            0            0
                                                                =========    =========    =========     ========

            See notes to condensed consolidated financial statements





                         SAUCONY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
       For the Thirty-Nine Weeks Ended October 1, 1999 and October 2, 1998
                                   (Unaudited)
                        (in thousands, except share data)

                                                                     Common Stock           Paid-in     Retained
                                                                  Class A      Class B      Capital     Earnings

Balance, January 2, 1998                                        $     902    $   1,248    $  15,652     $ 28,781
Issuance of 25,500 shares of common stock
   upon exercise of stock options                                       0            8           77            0
Amortization of unearned compensation                                   0            0            0            0
Acquisition of 95,400 shares of common stock, at cost                   0            0            0            0
Net income                                                              0            0            0        2,447
Foreign currency translation adjustments                                0            0            0            0
                                                                ---------    ---------    ---------     --------
Balance, October 2, 1998                                        $     902    $   1,256    $  15,729     $ 31,228
                                                                =========    =========    =========     ========

Balance, January 1, 1999                                        $     902    $   1,276    $  15,921     $ 32,360
Issuance of 114,014 shares of common stock
   upon exercise of stock options                                       0           38          386            0
Amortization of unearned compensation                                   0            0            0            0
Tax benefit related to stock options                                    0            0          319            0
Issuance of non-qualified stock options                                 0            0           33            0
Net income                                                              0            0            0        8,684
Foreign currency translation adjustments                                0            0            0            0
                                                                ---------    ---------    ---------     --------
Balance, October 1, 1999                                        $     902    $   1,314    $  16,659     $ 41,044
                                                                =========    =========    =========     ========

                                                                                                              Total
                                                    Treasury Stock           Unearned      Accumulated    Stockholders'
                                                 Shares        Amount      Compensation    Translation       Equity

Balance, January 2, 1998                        198,400       $  (1,054)     $   (40)        $ (417)        $  45,072
Issuance of 25,500 shares of common stock
   upon exercise of stock options                     0               0            0              0                85
Amortization of unearned compensation                 0               0           23              0                23
Acquisition of 95,400 shares of common
   stock, at cost                                95,400            (537)           0              0              (537)
Net income                                            0               0            0              0             2,447
Foreign currency translation adjustments              0               0            0           (279)             (279)
                                               --------       ---------      -------         -------        ----------
Balance, October 2, 1998                        293,800       $  (1,591)     $   (17)        $ (696)        $  46,811
                                               ========       ==========     ========        =======        =========

Balance, January 1, 1999                        305,400       $  (1,665)     $   (16)        $ (528)        $  48,250
Issuance of 114,014 shares of common stock
   upon exercise of stock options                     0               0            0              0               424
Amortization of unearned compensation                 0               0            3              0                 3
Tax benefit related to stock options                  0               0            0              0               319
Issuance of non-qualified stock options               0               0            0              0                33
Net income                                            0               0            0              0             8,684
Foreign currency translation adjustments              0               0            0           (145)             (145)
                                               --------       ---------      -------         -------        ----------
Balance, October 1, 1999                        305,400       $  (1,665)     $   (13)        $ (673)        $  57,568
                                               ========       ==========     ========        =======        =========

            See notes to condensed consolidated financial statements





                         SAUCONY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1999 AND OCTOBER 2, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)

                                   (Unaudited)

                                                                               October 1,          October 2,
                                                                                  1999                1998
Cash flows from operating activities:

   Net income                                                                   $  8,684           $   2,447
                                                                                --------           ---------
   Adjustment to reconcile net income to net cash  provided  (used) by operating activities:
     Depreciation and amortization                                                 1,394               1,295
     Provision for bad debts and discounts                                         3,947               3,821
     Deferred income tax benefit                                                    (749)               (663)
     Other                                                                           143                 264

Changes in operating  assets and  liabilities,  net of effects of  acquisitions, dispositions and foreign currency adjustments:
     Decrease (increase) in assets:
       Marketable securities                                                         (39)                 11
       Accounts receivable                                                       (15,928)             (7,604)
       Inventories                                                                  (427)              1,196
       Prepaid expenses and other current assets                                    (293)                323
     Increase (decrease) in liabilities:
       Accounts payable                                                           (2,825)               (728)
       Accrued expenses                                                            3,116               3,465
                                                                                --------           ---------

     Total adjustments                                                           (11,661)              1,380
                                                                                ---------          ---------

Net cash provided (used) by operating activities                                  (2,977)              3,827
                                                                                ---------          ---------

Cash flows from investing activities:

   Purchases of property, plant and equipment                                     (1,305)               (716)
   Increase in deferred charges, deposits and other                                  (62)               (249)
   Proceeds from sale of equipment                                                     3                  61
   Payments for business acquisitions, net of cash acquired                            0                (863)
                                                                                --------           ----------

Net cash used by investing activities                                             (1,364)             (1,767)
                                                                                ---------          ----------


Cash flows from financing activities:

   Net short-term borrowings                                                       3,269                (565)
   Repayment of long-term debt and capital lease obligations                        (310)             (2,268)
   Common stock repurchased                                                            0                (537)
   Issuances of common stock                                                         424                  85
                                                                                --------           ---------

Net cash provided (used) by financing activities                                   3,383              (3,285)
                                                                                --------           ----------

Effect of exchange rate changes on cash and
   cash equivalents                                                                   99                (506)
                                                                                --------           ----------

Net decrease in cash and cash equivalents                                           (859)             (1,731)

Cash and equivalents at beginning of period                                        5,495               4,432
                                                                                --------           ---------

Cash and equivalents at end of period                                           $  4,636           $   2,701
                                                                                ========           =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Income taxes, net of refunds                                               $  5,914           $     246
                                                                                ========           =========

     Interest                                                                   $    561           $     526
                                                                                ========           =========

Non-cash investing and financing activities:

   Property purchased under capital leases                                      $    160           $      26
                                                                                ========           =========



            See notes to condensed consolidated financial statements



                                  SAUCONY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 1, 1999

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended January 1, 1999. Operating results for thirty-nine weeks ended October 1, 1999, are not necessarily indicative of the results for the entire year.


NOTE 2 - RECLASSIFICATION

Certain items in prior years Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.


NOTE 3 - INVENTORIES

Inventories at October 1, 1999 and January 1, 1999 consisted of the following (in thousands):


                                           October 1,          January 1,
                                             1999                1999

    Finished goods                        $    25,873        $    24,194

    Work in progress                            1,196                834

    Raw materials                               4,101              6,044
                                          -----------        -----------

                                          $    31,170        $    31,072
                                          ===========        ===========

NOTE 4 - EARNINGS PER SHARE

                                                                             (Unaudited)
                                                              (in thousands, except per share amounts)

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                           October 1, 1999                October 2, 1998
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
Net income available for common
   shares and assumed conversions                    $    3,094      $   3,094      $      800     $      800
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   and equivalents outstanding                            6,336          6,336           6,229          6,229

Effect of dilutive securities:
   Employee stock options                                     0            303               0            134
                                                     ----------      ---------      ----------     ----------

Weighted-average common shares
   and equivalents outstanding                            6,336          6,639           6,229          6,363
                                                     ==========      =========      ==========     ==========

Earnings per share                                   $     0.49      $    0.47      $    0.13      $     0.13
                                                     ==========      =========      =========      ==========



                                                       Thirty-Nine Weeks Ended        Thirty-Nine Weeks Ended
                                                           October 1, 1999                October 2, 1998
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
Net income available for common
   shares and assumed conversions                    $    8,684      $   8,684      $    2,447     $    2,447
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   outstanding                                            6,293          6,293           6,235          6,235

Effect of dilutive securities:
   Employee stock options                                     0            278               0            139
                                                     ----------      ---------      ----------     ----------

Weighted-average common shares
   and equivalents outstanding                            6,293          6,571           6,235          6,374
                                                     ==========      =========      ==========     ==========

Earnings per share                                   $     1.38      $    1.32      $    0.39      $     0.38
                                                     ==========      =========      =========      ==========



NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                                          (in thousands)

                                                 Thirteen          Thirteen         Thirty-Nine       Thirty-Nine
                                                   Weeks             Weeks             Weeks             Weeks
                                                   Ended             Ended             Ended             Ended
                                              October 1, 1999   October 2, 1998   October 1, 1999   October 2, 1998
                                              ---------------   ---------------   ---------------   ---------------

Net income                                       $   3,094         $   800            $   8,684         $  2,447

Other comprehensive income:
  Foreign currency translation adjustment              216             (63)                (145)            (279)
                                                                                                                 =
  Income tax benefit related to other
   comprehensive expense                                37             (38)                (117)            (124)
                                                 ---------         --------           ----------        ---------=
Other comprehensive income, net of tax                 179             (25)                 (28)            (155)
                                                 ---------         --------           ----------        ---------

Comprehensive income                             $   3,273         $   775            $   8,656         $  2,292
                                                 =========         =======            =========         ========


NOTE 6 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony Segment and Other Products Segment. The determination of the reportable segments for the thirteen and thirty-nine weeks ended October 1, 1999 and October 2, 1998, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K as filed for the fiscal year ended January 1, 1999.


                                                                      (in thousands)

                                               Thirteen           Thirteen        Thirty-Nine        Thirty-Nine
                                                 Weeks              Weeks            Weeks              Weeks
                                                 Ended              Ended            Ended              Ended
                                            October 1, 1999    October 2, 1998  October 1, 1999    October 2, 1998
        Revenues:

          Saucony                              $  37,164        $   21,009        $  107,597        $   68,671
          Other products                           6,427             5,098            16,388            13,822
                                               ---------        ----------        ----------        ----------
                                               $  43,591        $   26,107        $  123,985        $   82,493
                                               =========        ==========        ==========        ==========

        Income (loss) before income taxes:
          Saucony                              $   5,695        $    1,453        $   15,929        $    4,759
          Other products                            (253)             (151)             (882)             (394)
                                               ----------       -----------       -----------       -----------
                                               $   5,442        $    1,302        $   15,047        $    4,365
                                               =========        ==========        ==========        ==========





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Highlights

The following table sets forth the comparison, as a percent change and in absolute dollars, of certain items in the consolidated statement of earnings for the thirteen and thirty-nine weeks ended October 1, 1999 and October 2, 1998 and, for the periods indicated, the percentage of certain items in the consolidated statement of earnings relative to net sales.

                                                                               Percent Change
                                                                             Increase (Decrease)

                                                                  Thirteen Weeks         Thirty-Nine Weeks
                                                                       Ended                   Ended
                                                                  Ocober 1, 1999          October 1, 1999
                                                                  --------------          ---------------

         Net sales                                                     66.8%                   50.2%
         Gross profit                                                  87.8                    60.1
         Selling, general and administrative expenses                  45.1                    27.2


                                                                                 $ Change
                                                                              (in thousands)

                                                                  Thirteen Weeks         Thirty-Nine Weeks
                                                                       Ended                   Ended
                                                                  October 1, 1999         October 1, 1999

         Operating income                                             $ 4,530               $ 11,002
         Income before tax                                              4,140                 10,682
         Net income                                                     2,294                  6,237



                                                                          Percent of Net Sales

                                                           Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                         October 1,   October 2,            October 1,   October 2,
                                                            1999         1998                  1999         1998
                                                            ----         ----                  ----         ----

         Gross margin                                       40.0%        35.5%                 38.0%        35.6%
         Selling, general and administrative expenses       27.2         31.3                  25.7         30.3
         Operating income                                   13.1          4.4                  12.6          5.6
         Income before tax                                  12.5          5.0                  12.2          5.3
         Net income                                          7.1          3.0                   7.0          3.0


The following table sets forth net sales (in thousands) and percentages of net sales of the Company's product lines in the thirteen and thirty-nine weeks ended October 1, 1999 and October 2, 1998, respectively:

                                                   Thirteen Weeks Ended October 1, 1999 and October 2, 1998

                                                              1999                           1998
                                                     ----------------------         ----------------------
                                                           $            %                $             %
                                                           -            -                -             -

              Saucony                                $   37,075       85.3%         $   20,976       80.5%
              Other                                       6,379       14.7%              5,080       19.5%
                                                     ----------    --------         ----------    --------

              Total                                  $   43,454      100.0%         $   26,056      100.0%
                                                     ==========    ========         ==========    ========


                                                  Thirty-Nine Weeks Ended October 1, 1999 and October 2, 1998

                                                              1999                           1998
                                                     ----------------------         ----------------------
                                                           $            %                $             %
                                                           -            -                -             -

              Saucony                                $  107,328       86.9%         $   68,451       83.2%
              Other                                      16,238       13.1%             13,791       16.8%
                                                     ----------    --------         ----------    --------

              Total                                  $  123,566      100.0%         $   82,242      100.0%
                                                     ==========    ========         ==========    ========


Thirteen Weeks Ended October 1, 1999 Compared to Thirteen Weeks Ended October 2, 1998

Consolidated Net Sales

Net sales increased 67% to $43,454,000 in the thirteen weeks ended October 1, 1999 from $26,056,000 in the thirteen weeks ended October 2, 1998. The impact of foreign exchange rate changes in the thirteen weeks ended October 1, 1999 was negligible.

Saucony Brand Segment

Worldwide net sales of branded Saucony footwear and apparel increased 77% to $37,075,000 in the thirteen weeks ended October 1, 1999 from $20,976,000 in the thirteen weeks ended October 2, 1998, primarily due to an increase of 118% in unit volume in the footwear category. Overall average sell prices declined 13% in the thirteen weeks ended October 1, 1999 as compared to the thirteen weeks ended October 2, 1998, due to a higher proportion of more moderately-priced Originals footwear in the Company's domestic product mix.

Domestic net sales increased 98% to $32,638,000 in the thirteen weeks ended October 1, 1999 from $16,522,000 in the thirteen weeks ended October 2, 1998. This increase was due primarily to increased unit volumes for Saucony's
Originals (introduced in the second quarter of 1998), for core technical footwear models. Average unit sell prices increased for both Saucony's core technical footwear and Originals in the thirteen weeks ended October 1, 1999, however, due to the sales mix, overall average unit sell prices declined. Originals unit volume accounted for 67% of domestic unit volume shipped in the thirteen weeks ended October 1, 1999.

International net sales decreased .4% to $4,437,000 in the thirteen weeks ended October 1, 1999 from $4,454,000 in the thirteen weeks ended October 2, 1998 due primarily to the discontinuance of operations in Australia, which was offset in part by increased footwear unit volumes recorded by the Company in Canada and Western Europe.

Other Products Segment

Net sales of Other Products increased 26% to $6,379,000 in the thirteen weeks ended October 1, 1999 from $5,080,000 in the thirteen weeks ended October 2, 1998, reflecting increased in domestic and international sales of the Company's Hind apparel brand, increased sales volume at the cycling division and, to a lesser extent, increased sales at the Company's factory outlet stores, due to the addition of two stores in 1999, offset in part by lower international sales due to the cessation of operations in Australia in July 1998.

Cost and Expenses

The Company's gross profit increased 88% to $17,371,000 in the thirteen weeks ended October 1, 1999 from $9,250,000 in the thirteen weeks ended October 2, 1998 due to higher domestic unit volumes and, to a lesser extent, improved international margins. The Company's gross margin increased to 40.0% in the thirteen weeks ended October 1, 1999 from 35.5% in the thirteen weeks ended October 2, 1998 due to a change in product mix, purchasing economies, lower levels of product returns and markdowns and decreased foreign sales of non-current models.

Selling, general and administrative expenses increased to $11,827,000, or 27.2% of net sales, in the thirteen weeks ended October 1, 1999 from $8,150,000, or 31.3% of net sales, in the thirteen weeks ended October 2, 1998. Selling expenses increased $2,564,000 in the thirteen weeks ended October 1, 1999 due to increased domestic spending for print media, athlete and event sponsorship and co-operative advertising, as well as increased sales commissions, performance incentives and payroll and related expenses. General and administrative expenses increased $1,113,000 in the thirteen weeks ended October 1, 1999 due to increased staffing, increased performance-based compensation, increased bad debt expense and increased administrative cost related to Hind apparel and the Company's cycling division. Domestic selling and administrative spending increases were partially offset by reduced international spending as a result of the cessation of operations in Australia in July 1998.

Net interest expense increased 49% to $201,000 in the thirteen weeks ended October 1, 1999 from $135,000 in the thirteen weeks ended October 2, 1998 due to increased borrowings against the Company's domestic credit facility to finance domestic working capital requirements.


Income Before Tax (in thousands)


                                                  Thirteen Weeks Ended

                                          October 1,                October 2,
                                             1999                      1998
Segment
     Saucony Brand                        $   5,695                  $  1,453
     Other Products                            (253)                     (151)
                                          ----------                 ---------
     Consolidated                         $   5,442                  $  1,302
                                          =========                  ========

Consolidated income before tax increased to $5,442,000 in the thirteen weeks ended October 1, 1999 from $1,302,000 in the thirteen weeks ended October 2, 1998 due primarily to increased domestic and international Saucony Brand income and the improved financial performance of Hind apparel, offset by higher losses sustained by the cycling division.

Income Taxes

The provision for income taxes increased to $2,322,000 in the thirteen weeks ended October 1, 1999 from $497,000 in the thirteen weeks ended October 2, 1998, due primarily to increased domestic pre-tax income. The effective tax rate increased to 42.7% in the thirteen weeks ended October 1, 1999 from 38.2% in the thirteen weeks ended October 2, 1998 due primarily to a shift in the composition of domestic and foreign pre-tax earnings and an increase in the U.S. federal tax rate to 35% due to the increase in domestic pre-tax income.

Net Income and Earnings Per Share

Net income increased to $3,094,000 in the thirteen weeks ended October 1, 1999 from $800,000 in the thirteen weeks ended October 2, 1998. Diluted earnings per share increased to $0.47 in the thirteen weeks ended October 1, 1999 compared to $0.13 in the thirteen weeks ended October 2, 1998.


Thirty-Nine Weeks Ended October 1, 1999 Compared to Thirty-Nine Weeks Ended October 2, 1998

Consolidated Net Sales

Net sales increased 50% to $123,566,000 in the thirty-nine weeks ended October 1, 1999 from $82,242,000 in the thirty-nine weeks ended October 2, 1998. The impact of foreign exchange rate changes in the thirty-nine weeks ended October 1, 1999 was negligible.

Saucony Brand Segment

Worldwide net sales of branded Saucony footwear and apparel increased 57% to $107,328,000 in the thirty-nine weeks ended October 1, 1999 from $68,451,000 in the thirty-nine weeks ended October 2, 1998, primarily due to a 95% unit volume growth in the footwear category. Overall average sell prices declined 16% in the thirty-nine weeks ended October 1, 1999 due to a higher proportion of more moderately-priced Originals in the Company's domestic product mix.

Domestic net sales increased 78% to $93,986,000 in the thirty-nine weeks ended October 1, 1999 from $52,674,000 in the thirty-nine weeks ended October 2, 1998 due primarily to increased unit volumes for Saucony's Originals (introduced in the second quarter of 1998), and, to a lesser extent, increased unit volumes for Saucony's core technical footwear models. Average unit sell prices increased for both Saucony's core technical footwear and Originals in the thirteen weeks ended October 1, 1999, however, due to the sales mix, overall average unit sell prices declined. Originals unit volume accounted for 58% of domestic unit volume shipped in the thirty-nine weeks ended October 1, 1999.

International net sales decreased 15% to $13,342,000 in the thirty-nine weeks ended October 1, 1999 from $15,777,000 in the thirty-nine weeks ended October 2, 1998 due primarily to the discontinuance of operations in Australia and decreased distributor unit volumes, both of which were offset in part by increased unit volumes recorded by the Company in Canada and Western Europe.

Other Products Segment

Net sales of Other Products increased 18% to $16,238,000 in the thirty-nine weeks ended October 1, 1999 from $13,791,000 in the thirty-nine weeks ended October 2, 1998, reflecting increased domestic and international sales of the Company's Hind apparel brand, continued sales growth at the cycling division and, to a lesser extent, increased sales at the Company's factory outlet stores, due to the addition of two stores in 1999, offset in part by lower international sales due to the cessation of operation in Australia in July 1998.

Cost and Expenses

The Company's gross profit increased 60% to $46,929,000 in the thirty-nine weeks ended October 1, 1999 from $29,305,000 in the thirty-nine weeks ended October 2, 1998 due to higher domestic unit volumes and, to a lesser extent, improved international margins. The Company's gross margin improved to 38.0% in the thirty-nine weeks ended October 1, 1999 from 35.6% in the thirty-nine weeks ended October 2, 1998 due to a change in the product mix, purchasing economies, lower levels of product returns and markdowns and decreased foreign sales of non-current models.

Selling, general and administrative expenses increased to $31,722,000, or 25.7% of net sales, in the thirty-nine weeks ended October 1, 1999 from $24,932,000, or 30.3% of net sales, in the thirty-nine weeks ended October 2, 1998. Selling expenses increased $4,703,000 in the thirty-nine weeks ended October 1, 1999 due to increased domestic spending for print media, athlete and event sponsorship, co-operative advertising, as well as increased sales commissions, performance incentives and payroll and related expenses. General and administrative expenses increased $2,087,000 in the thirty-nine weeks ended October 1, 1999 due to increased staffing, increased performance-based compensation, increased bad debt expense and increased administrative cost related to Hind apparel and the Company's cycling division. Domestic selling and administrative expense increases were offset in part by reduced international administrative spending as a result of the cessation of operations in Australia in July 1998.

Net interest expense increased 14% to $593,000 in the thirty-nine weeks ended October 1, 1999 from $520,000 in the thirty-nine weeks ended October 2, 1998 due to increased borrowings against the Company's domestic credit facility to finance domestic working capital requirements, which was partially offset by lower debt levels resulting from the paydown of the Company's senior notes payable in the second quarter of 1998.

Income Before Tax (in thousands)

                                                 Thirty-Nine Weeks Ended

                                          October 1,                October 2,
                                             1999                      1998

Segment
     Saucony Brand                        $  15,929                  $  4,759
     Other Products                            (882)                     (394)
                                          ----------                 ---------
     Consolidated                         $  15,047                  $  4,365
                                          =========                  ========



Consolidated income before tax increased to $15,047,000 in the thirty-nine weeks ended October 1, 1999 from $4,365,000 in the thirty-nine weeks ended October 2, 1998 due primarily to increased domestic Saucony Brand income and the improved financial performance of Hind apparel, offset by higher losses sustained by the cycling division.

Income Taxes

The provision for income taxes increased to $6,295,000 in the thirty-nine weeks ended October 1, 1999 from $1,889,000 in the thirty-nine weeks ended October 2, 1998, due primarily to increased domestic pre-tax income. The effective tax rate decreased to 41.8% in the thirty-nine weeks ended October 1, 1999 from 43.3% in the thirty-nine weeks ended October 2, 1998 due primarily to a deferred tax valuation allowance recorded in the thirty-nine weeks ended October 2, 1998, relating to foreign operating losses that were not expected to be realized, partially offset by an increase in the U.S. federal tax rate to 35% due to the increase in domestic pre-tax income.

Net Income and Earnings Per Share

Net income increased to $8,684,000 in the thirty-nine weeks ended October 1, 1999 from $2,447,000 in the thirty-nine weeks ended October 2, 1998. Diluted earnings per share increased to $1.32 in the thirty-nine weeks ended October 1, 1999 compared to $0.38 in the thirty-nine weeks ended October 2, 1998.

Liquidity and Capital Resources

As of October 1, 1999 the Company's cash and cash equivalents totaled $4,636,000, a decrease of $859,000 from January 1, 1999. The decrease is due primarily to an increase in accounts receivable of $11,981,000, net of the provision for bad debts and discounts, offset somewhat by an increase in accrued liabilities of $3,116,000 and an increase in borrowings of $3,269,000 against the Company's domestic credit facility. The increase in accounts receivable is due to increased net sales of the Company's Saucony, Hind and cycling products in the thirty-nine weeks ended October 1, 1999. The Company's days sales outstanding for its accounts receivable decreased to 69 days in the thirty-nine weeks ended October 1, 1999 from 75 days in the thirty-nine weeks ended October 2, 1998. Inventories increased $427,000 in the thirty-nine weeks ended October 1, 1999 due to increased domestic inventory levels of Saucony footwear. The Company's inventory turns ratio increased to 3.3 turns in the thirty-nine weeks ended October 1, 1999 from 2.9 turns in the thirty-nine weeks ended October 2, 1998 due primarily to the increased demand for the Originals footwear line.

For the thirty-nine weeks ended October 1, 1999, the Company used $2,977,000 of net cash from operating activities, expended $1,305,000 to acquire capital assets, and expended $310,000 to reduce long-term debt and received $424,000 from the issuance of common stock in connection with the exercise of employee stock options.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the thirty-nine weeks ended October 1, 1999 were a decrease of $2,825,000 in accounts payable (due to the timing of payments for inventory purchases), an increase of $3,116,000 in accrued expenses (due to increased income taxes payable on higher levels of pre-tax income and increased variable selling and administrative expenses associated with a higher level of net sales) and an increase of $293,000 in prepaid expenses (due to an increase in current deferred taxes and an increase in advance payments for advertising and sponsorship).

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

Based on the evaluation of its exposure for the Year 2000 problem, the Company has modified or replaced portions of its software, computer and other equipment systems. The Company has incurred costs of approximately $20,000 in fiscal 1998 and expects to incur additional costs of $170,000 in fiscal 1999 related to the Year 2000 modifications. To date, the Company has evaluated substantially all of its internal computer systems and embedded chips and has completed the majority of necessary upgrades. The Company expects its internal systems and embedded processors will be Year 2000 ready for the new millennium.

The Company has interviewed key suppliers to determine their capability to continue providing goods and services. Based on responses from over 80% of those surveyed, the Company believes that its suppliers are unlikely to disrupt inventory agreements due to a Year 2000 problem. The Company continues to educate suppliers regarding Year 2000 issues and expand its understanding of potential supply-chain problems. However, based upon factory discussions and current supply-chain responsiveness, the Company has no plans to acquire excess inventory or take other contingency actions based upon a potential Year 2000 problem.

The Company has interviewed key customers and those accounts that utilize Electronic Data Interchange (EDI) as the principal means of placing orders. Many large customers have provided the Company with written information about their Year 2000 compliance programs. Also, substantially all of the Company's EDI accounts are in production status with Year 2000 ready document exchanges. However, small and medium size customers present a potential Year 2000 business risk because of the Company's limited ability to influence their actions or internal processes.

The Company has determined the risks associated with the reasonably worst-case scenarios. Except for power loss at the electric utility level or a breakdown in customer receiving and distribution activities, which are beyond the Company's control, there are manual backup and outsourcing opportunities readily available to support the Company's internal fulfillment systems.

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements that were derived using numerous assumptions. Despite the Company's belief that its Year 2000 program reduces the risk of an internal compliance failure and is taking an active approach to assess the readiness of its business partners, there can be no assurances that all parties will achieve timely Year 2000 compliance or that such non-compliance will not have a material adverse impact to the Company.


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

SAUCONY, INC.


By: /s/ Michael Umana
Michael Umana
Vice President, Finance
Chief Financial Officer
(Duly authorized officer and principal financial officer)


Date:  November 12, 1999