Form 10-K
period 1999-12-31
SAUCONY INC
filed 2000-03-29
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
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

                     13 Centennial Drive, Peabody, MA 01960
                     ---------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, as of March 10, 2000, was approximately $53,894,220 (based on the closing prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 10, 2000 was 2,618,827 and 3,557,769, respectively.

Portions of the following documents are incorporated by reference in this Report.

                       Documents Incorporated by Reference

      Document                                             Form 10-K Part

Proxy Statement for Annual Meeting of Stockholders             Part III
of the Registrant to be held on May 18, 2000, to be filed with the Securities and Exchange
Commission.

PART I

ITEM 1 - BUSINESS

OVERVIEW

We design, manufacture and market performance-oriented athletic footwear, athletic apparel and bicycles. Our principal products are:

o running, walking, cross training and outdoor trail shoes, which we sell under the Saucony brand name;

o technical running shoe models from the early 1980's, which we reintroduced in 1998, as Saucony "Originals", our "classic" footwear line;

o athletic apparel, which we sell under the Hind brand name;

o high-performance bicycles, bicycle frames and component parts, which we sell under the Quintana Roo, Merlin and Real Design brand names; and

o shoes for coaches and officials, which we sell under the Spot-bilt brand name.

Our products are sold in the United States at more than 5,500 retail locations and eight factory outlet stores and outside the United States in 23 countries through 17 distributors located throughout the world. For the fiscal year ended December 31, 1999, we generated total sales of $154.1 million.

Saucony(R), Spot-bilt(R), GRID(R), Quintana Roo(R), Merlin(R) and Hind(R) are our registered trademarks. This annual report on Form 10-K also includes other service marks, trademarks and trade names of ours and of companies other than us.

PRODUCTS

Our principal products are Saucony(R) athletic footwear, Hind(R) athletic apparel, Quintana Roo(R) and Merlin(R) bicycles and bicycle frames, Real
Design(R) bicycle component parts and Spot-bilt(R) shoes for coaches and officials.

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony product line and our other product lines for the periods and geographic areas indicated. "Other" consists of the Hind, Quintana Roo, Merlin, Real Design and Spot-bilt businesses, together with sales of our products at our eight factory outlets.

                                                             Net Sales
                                                        (dollars in thousands)

                                   Fiscal 1999                   Fiscal 1998                 Fiscal 1997
                            ----------------------         ---------------------        --------------------
                                 $           %                  $           %                $           %
                                 -           -                  -           -                -           -
   Saucony
      Domestic..............$  115,118        75%          $   67,774        64%        $  56,050        60%
      International.........    16,780        11%              18,558        18%           22,580        24%
                            ----------    -------          ----------    -------        ---------    -------
      Total.................$  131,898        86%          $   86,332        82%        $  78,630        84%
                            ----------    -------          ----------    -------        ---------    -------

   Other
      Domestic..............$   19,910        13%          $   15,590        15%        $   9,552        10%
      International.........     2,250         1%               3,152         3%            5,429         6%
                            ----------    -------          ----------    -------        ---------    -------
      Total.................$   22,160        14%          $   18,742        18%        $  14,981        16%
                            ----------    -------          ----------    -------        ---------    -------

   Total....................$  154,058       100%          $  105,074       100%        $  93,611       100%
                            ==========       ====          ==========    =======        =========    =======

FOOTWEAR

SAUCONY

TECHNICAL FOOTWEAR. We sell performance running, walking, cross training and outdoor trail shoes for athletes under the Saucony brand name, which has been marketed in the United States for over 30 years. A substantial majority of sales are in the running shoe category. We have several different product offerings within each Saucony brand category. These offerings have different designs and features, resulting in different cushioning, stability, support characteristics and prices.

We design and market separate lines for men and women within most technical footwear categories. We currently sell approximately the same percentage of technical shoes to men and women. In keeping with our emphasis on performance, we market and sell our technical footwear to athletes who have a high participation rate in their sport of choice. We address this market through our "Loyal to the Sport" advertising campaign. We believe that these consumers are more brand loyal than those who buy athletic footwear for casual use. The suggested domestic retail prices for most of our technical footwear products are in the range of $50 to $85 per pair, with our top-of-the-line running shoes having suggested domestic retail prices of up to $140 per pair.

The Saucony brand is recognized for its technical innovation and performance. As a result of our application of biomechanical technology in the design process, we believe that our Saucony footwear has a distinctive "fit and feel" that is attractive to athletic users. A key element in the design of our shoes is an anatomically correct toe and heel configuration that provides support and comfort for the particular activity for which the shoe is designed.

We build a variety of technical features into our shoes. Most of our technical running and other athletic shoes incorporate our Ground Reaction Inertia Device, or GRID system, an innovative midsole system that employs molded strings engineered to create a feeling similar to that of the "sweet spot" of a tennis racquet. In contrast with conventional athletic shoe midsoles, the GRID system is designed to react to various stress forces differently, thereby maximizing shock absorption and minimizing rear foot motion. We have continually improved the GRID system since it was first introduced in 1991.

We design our Saucony technical cross training, women's walking and outdoor technical trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony technical running shoes. Currently, our most popular non-running technical athletic shoe is a women's performance walking shoe.

ORIGINALS LINES. In 1998, we reintroduced a number of our technical running shoe models from the early 1980's under the name "Originals." These shoes appeal to younger consumers who do not generally wear them for athletic purposes. We believe our Originals shoes have benefited from the trend toward "retro" products in footwear and apparel. We offer these lines in a variety of styles with over one hundred combinations of colors and materials. The suggested retail prices for our Originals are in the range of $40 to $80 per pair.

Our initial Originals offering consisted of two models, the "Jazz Originals" and the "Shadow Originals." In light of the success of these products, we are expanding the Originals product line to include color variations on our initial Originals. We also plan to introduce additional Originals products, including "retro" footwear products, or contemporary-styled reintroductions of our technical running shoe models from the early 1980's and "new school" footwear products, or athletic footwear designed for the 12 to 25 year old footwear consumer. For spring and fall 2000 seasons, we plan to introduce additional models of "Originals" including Matrix, Jazz Fade Ice, Jazz Pleather and Hornet.

Originals accounted for 37% of fiscal 1999 consolidated net sales.


SPOT-BILT

We sell shoes for coaches and officials under the Spot-bilt brand name through the same distribution channels for our Saucony brand shoes.


ATHLETIC APPAREL

HIND

We sell a full line of technical apparel under the Hind brand name for use in a variety of sports, including bicycling, swimming and running. We believe that our Hind products have a reputation among athletes for delivering comfort and performance. Most of our Hind products incorporate our moisture management technology, which transfers moisture away from the wearer's skin, to maximize comfort. In addition, we frequently add innovations to our Hind product offerings in an effort to incorporate the latest fabric technology. For example, our fall 2000 cold weather collection features Hind's exclusive Rain Jammer(R) and Wind Jammer(R) fabrics, which are both flexible, polyurethane membranes that provide protection against the elements while enabling specific activities.

OTHER BRANDS

We also market athletic apparel under the Saucony label. We target our Saucony apparel line at the mainstream running consumer. We believe that our Saucony athletic apparel supports our Saucony athletic footwear products by enhancing the visibility of the Saucony brand.

We also sell triathlon wet suits under the Quintana Roo brand. Our Quintana Roo wet suits feature 3Generation, a flexible, buoyant rubber/jersey complex manufactured for us by Yamamoto Rubber Company.


BICYCLES

QUINTANA ROO

We manufacture and distribute a line of performance bicycles for the triathlete and road/mountain racing enthusiast under the Quintana Roo brand name. Quintana Roo bicycles have suggested retail prices ranging from $1,500 to over $3,500. This line includes:

o triathlon bicycles featuring distinctive 26-inch wheels, steep seat angles and aerodynamic handlebars that are appropriate for triathlon racing; and

o road bicycles made principally from lightweight aluminum and carbon fiber that offer advanced design features at competitive prices.

We also offer a line of Quintana Roo bicycle accessories, such as shoes and seat covers.


MERLIN

We are a leading manufacturer of titanium road and mountain bicycles and bicycle frames which we sell under the Merlin brand name. Merlin bicycles have suggested retail prices ranging from $3,000 to over $5,000. All of our Merlin bicycles are designed for exhilarating performance, exceptional comfort and lifetime durability. All of our Merlin frames are manufactured in Massachusetts using materials that are certified through advanced quality control procedures.


REAL DESIGN

We design and market precision bicycle components under the Real Design brand name. Our Real Design products include chainrings, cogsets, cranksets, x-levers, hubs and brake shoes. We also offer a selection of bicycle accessories and apparel that feature our distinctive Real Design logo.


PRODUCT DESIGN AND DEVELOPMENT

We believe that the technical performance of our Saucony footwear and other product lines is important to the ultimate consumers of our products. We continually strive to produce products that improve athletic performance and maximize comfort. We use the consulting services of professional designers as well as podiatrists, orthopedists, athletes, trainers and coaches as part of our product development program. We also maintain a staff of 16 design and development specialists in Peabody, Massachusetts and Boulder, Colorado to undertake continuing product development.

In fiscal 1999 and fiscal 1998, we spent approximately $1.68 million on our product development programs, compared to $1.44 million in fiscal 1997. Most of our research and development expenditures relate to Saucony brand products.


SALES AND MARKETING

SAUCONY BRAND

We sell our Saucony footwear products at more than 5,500 retail outlets in the United States, primarily higher-end, full-margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. Retail outlets include Foot Locker/Lady Foot Locker, The Athlete's Foot, The Sports Authority, Road Runner Sports, Foot Action and Finish Line.

We maintain a corporate sales team that is directly responsible for the sales activity in our largest 48 accounts. We also sell our footwear and apparel to retail outlets in the United States through 13 independent manufacturer agents whose organizations employ approximately 41 sales representatives. Our web sites (saucony.com and sock-a-knee.com) receive thousands of "hits" weekly from consumers looking for new product profiles and race and event data, as well as general Saucony information.

We sell our Saucony products outside the United States in 23 countries through 17 distributors located throughout the world, including a Canadian subsidiary in which we hold an 85% ownership interest and our wholly owned subsidiaries located in the United Kingdom and the Netherlands.

To accommodate our customers' requirements and plan for our own product needs, we employ a "futures" order program for our Saucony, Hind and bicycle products under which we take orders well in advance of the selling season for a particular product and commit to ship the product to the customer in time for the selling season. We offer our customers price discounts and extended payment terms as an incentive for using this ordering program.

We strive to enhance our reputation and image in the marketplace and increase recognition of the Saucony brand name by advertising our products through print media and television advertising. For our technical footwear, we advertise primarily in sport-specific magazines such as "Runner's World," "Walking" and "Triathlete." We also sponsor sporting events and telecasts to drive brand awareness and image of our technical footwear to athletes. Examples include "Saucony Running and Racing" seen monthly on ESPN, as well as sponsorship of the L.A. Marathon and Chase Corporate Challenge race series. To build in-store presence, we use account-specific and in-store promotions, such as athlete appearances, special events, gift with purchase programs and discounts for store employee purchases of our products. For our Originals line, we generally advertise in "lifestyle" magazines that target 12 to 25 year olds, such as "Teen People," "Vibe" and "Spin."

Most of our advertising and promotional programs for our Saucony brand are directed toward the ultimate consumer. We also promote the Saucony brand to the retail trade through attendance at trade shows and similar events and employ a cooperative advertising program, which is intended to maximize advertising resources by having our retailers share in the cost of promoting our Saucony brand in print advertising, while affording our retailers the opportunity to promote their stores.

OTHER BRANDS

We sell our Hind, Quintana Roo and Merlin products domestically and internationally at specialty sporting equipment stores. We service Quintana Roo and Merlin retailers with our corporate sales team and through six independent manufacturer agents whose organizations employ approximately ten sales representatives. We sell Real Design products through a select number of dealers covering regional territories throughout the United States. We market our Spot-bilt line through our Saucony brand distribution channels and directly to customers through our E-Commerce web-site at Spotbilt.com. We advertise these other brands in magazines and through promotions at trade shows and similar events.

FACTORY STORES

We currently operate eight factory outlet stores at which we sell Saucony, Hind, Quintana Roo and Spot-bilt products. To avoid competing against the full-margin retail outlets, we generally limit the items offered at these stores to products with cosmetic defects, discontinued merchandise and certain slow-moving products. As part of our growth strategy, we intend to expand our factory stores to target regions where we believe the Saucony brand is underdeveloped. We plan to expand by establishing clusters of factory stores, which we believe will strengthen Saucony brand name recognition. We intend to open approximately four additional factory stores during fiscal 2000.

MANUFACTURING

We assemble most of our domestically sold Saucony technical footwear at our manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. We believe that assembly at our Bangor facility enables us to produce and deliver finished technical footwear more quickly than most of our competitors. Independent overseas manufacturers produce the balance of our Saucony products, including our Originals lines, and all of our Spot-bilt products.

The overseas footwear manufacturers that supply products and components to us are located in Asia, primarily in China, but also in Taiwan and Thailand. We select footwear manufacturers in large part on the basis of our prior experience with the manufacturer and the availability of production capacity. We have developed long-term relationships with key footwear manufacturers that we believe have yielded many benefits, including quality control, favorable costs, flexible working arrangements and predictable production capacity. Although to date we have not experienced difficulty in obtaining manufacturing services, we seek to develop additional overseas manufacturing sources from time to time, both to increase our sourcing capacity and to obtain alternative sources of supply.

We perform an array of quality control procedures at various stages of the production process, from testing of product prototypes prior to manufacture, to inspection of finished goods prior to shipment. Our quality control program is designed to ensure that finished goods meet our established design specifications and quality high standards. We employee approximately 27 Saucony footwear quality control personnel in Taiwan as well as quality control specialists at our manufacturing facilities in the United States. Our personnel in Taiwan regularly visit our footwear manufacturers throughout Asia to monitor, oversee and improve the quality control and production processes.

We contract with third parties for the manufacture of our Quintana Roo bicycle products, Real Design bicycle components and Hind apparel. Most of our Quintana Roo bicycle products and Real Design bicycle components are manufactured in Taiwan. Most of our Hind apparel is manufactured in the United States. We manufacture our Merlin bicycle products ourselves at a facility in Cambridge, Massachusetts and manufacture our Quintana Roo wet suits ourselves at a facility in San Marcos, California.

SUPPLIERS

Raw materials required for the manufacture of our products, including leather, rubber, titanium, aluminum, nylon and other fabrics, are generally available in the country in which our products are manufactured. We and our suppliers have not experienced any difficulty in satisfying raw material needs to date.

The number of our foreign suppliers and the percentage of products sourced by us from particular foreign suppliers varies from time to time. During fiscal 1999, we purchased footwear products from approximately 21 overseas suppliers. One such supplier, located in China, accounted for approximately 62% of our total overseas footwear purchases by dollar volume.

Although we have no long-term manufacturing agreements with our overseas suppliers and compete with other athletic shoe, apparel and bicycle companies, including companies that are much larger than us, for access to production facilities, we believe that our relationships with our footwear and other suppliers are strong. We also believe that we have the ability to develop, over time, alternative sources in various countries for footwear, footwear components and other products that we source from our current suppliers. However, in the event of a supply interruption, our operations could be materially and adversely affected if a substantial delay occurred in locating and securing alternative sources of supply.

DISTRIBUTION AND INVENTORY

We distribute our Saucony and Hind products from our owned warehouse in Massachusetts and a leased warehouse in Canada and The Netherlands, as well as through third-party operated warehouse facilities located in California and the United Kingdom. We distribute our Quintana Roo and Real Design products through our leased warehouse in California and Merlin products through our leased warehouse in Massachusetts.

We generally maintain an open-stock inventory on most of our products which permits us to ship to retailers on an "at once" basis in response to orders. However, we sell our Originals line of footwear only on a "futures" basis with no planned inventory position. We have adopted this two-pronged inventory strategy because we believe that demand for products from our Originals line is more closely tied to style and fashion trends than demand for our other products. By maintaining no planned inventory of our Originals line, we seek to minimize the risk of inventory obsolescence that can result from unanticipated changes in consumer preferences.

BACKLOG

Our backlog of unfilled orders was approximately $65.4 million at December 31, 1999 and $55.1 million at January 1, 1999. We expect that all of our backlog at December 31, 1999 will be shipped in fiscal 2000. While we have not generally experienced material cancellations of orders, orders may be cancelled by customers without financial penalty, and backlog does not necessarily represent actual future shipments.

During 1999, we derived approximately 15% of our consolidated revenue from sales to one customer, Venator, which operates Foot Locker, Lady Foot Locker, Kids Foot Locker and Eastbay Running stores.

TRADE POLICY

Our practice of sourcing products and components overseas, with subsequent importation into the United States, exposes us to possible product supply disruptions and increased costs in the event of actions by United States or foreign government agencies adverse to continued trade or the enactment of legislation that restricts trade.

As an example, we import significant amounts of our products and components from China. The United States extends to China non-discriminatory "normal trade relations" status, formerly known as "most favored nation" status, allowing China to receive the same tariff treatment that the United States extends to its other "normal" trading partners. Despite this current policy, Congress could seek to revoke normal trade relations status for China or condition its renewal on factors such as China's human rights record or relations with Taiwan. The cancellation of, or the imposition of conditions upon, China's normal trade relations status could significantly add to our cost of goods and could restrict our supply of products and components from that country. The failure of Congress to extend permanent normal trade relations status to China could also negatively affect our ability to source products and components from China.

We are unable to predict whether additional United States customs duties, quotas or other restrictions may be imposed in the future upon the importation of our products or components. Any such occurrences might adversely affect our sales or profitability, possibly materially.

COMPETITION

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands and financial resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and ASICS. The principal competitors for our Hind products are Nike, Pearl Izumi and TYR. The principal competitors for our Quintana Roo and Merlin products are Cannondale, Trek and Litespeed. We believe that the key competitive factors for all of our products are technical performance, styling, durability, product identification through promotion, brand awareness and price. We believe that we are competitive in all of these areas.

TRADEMARKS

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our goods. We have registered our Saucony(R), Spot-bilt(R), GRID(R), Quintana Roo(R), Merlin(R) and Hind(R) marks, among others, in the United States. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we cannot guarantee that we will be able to register or use such marks in each foreign country in which we seek registration.

EMPLOYEES

As of December 31, 1999, we employed approximately 494 people worldwide. Of these employees, approximately 419 were in the United States and approximately 75 were in foreign locations. We believe that our employee relations are excellent. We have never experienced a strike or other work stoppage. Approximately 34 employees in our Massachusetts warehouse were represented by a union as of December 31, 1999. None of our other employees are represented by a union or are subject to a collective bargaining agreement.


ITEM 2 - PROPERTIES

Our general and executive offices and our main distribution facility are located in Peabody, Massachusetts and are owned by us. This facility consists of approximately 175,000 square feet, of which 145,000 square feet is warehouse space.

We also own a facility in Bangor, Maine containing approximately 82,000 square feet of space, substantially all of which is used for the assembly of our Saucony running shoes. We also own an inactive warehouse in East Brookfield, Massachusetts containing approximately 109,000 square feet.

We lease approximately 15,000 square feet of manufacturing and office space in San Marcos, California, 13,600 square feet of manufacturing and office space in Cambridge, Massachusetts and an additional 4,000 square feet of office space in Boulder, Colorado.


ITEM 3 - LEGAL PROCEEDINGS

We are involved in routine litigation incident to our business. We do not believe that any of these proceedings will have a material adverse effect on our financial position, operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

            Name                     Age                              Position


John H. Fisher                52              President, Chief Executive Officer
                                              and Director


Charles A. Gottesman          49              Executive Vice President,
                                              Chief Operating Officer, Treasurer
                                              and Director

Michael Umana                 37              Vice President, Finance and
                                              Chief Financial Officer


Arthur E. Rogers, Jr.         37              President, Saucony North America


Wolfgang Schweim              47              President, Saucony International


Kenneth W. Graham             46              Senior Vice President,
                                              Research & Development


Roger P. Deschenes            41              Vice President, Controller and
                                              Chief Accounting Officer


Daniel J. Horgan              44              Vice President, Operations


Andrew M. James               43              Vice President, MIS


John H. Fisher has served as our Chief Executive Officer since 1991. He was elected President and Chief Operating Officer in 1985 after having served as Executive Vice President from 1981 to 1985 and as Vice President, Sales from 1979 and 1981. Mr. Fisher is a member of the World Federation of Sporting Goods Industries, is the former Chairman of the Athletic Footwear Council of the Sporting Goods Manufacturers Association, and is a member of various civic associations. Mr. Fisher became a director in 1980.

Charles A. Gottesman has served as our Executive Vice President and Chief Operating Officer since 1992, and served as Executive Vice President, Finance from 1989 to 1992, Senior Vice President from 1987 to 1989, Vice President from 1985 to 1987, and Treasurer since 1983. Mr. Gottesman became a director in 1983 and is the brother-in-law of John H. Fisher.

Michael Umana joined us in October 1999 as Vice President, Finance and Chief Financial Officer. From 1997 to 1999, Mr. Umana served as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit, at PerkinElmer, Inc., a high technology manufacturer. Prior to 1997, Mr. Umana held various auditing and consulting positions, the most recent being Senior Manager, Business Consulting, at Arthur Andersen LLP, a professional services company from 1985 to 1997. Mr. Umana is a Certified Public Accountant.

Arthur E. Rogers, Jr. became the President of Saucony North America in January 1998. Mr. Rogers re-joined us as Senior Director of Global Marketing in 1994, having previously served as Brand Manager from 1990 to 1992. From 1992 to 1994, Mr. Rogers held various sales and marketing positions at Converse Shoe, Inc., an athletic shoe company. From 1994 to 1997, Mr. Rogers served as Vice President of North American Sales and Worldwide Marketing. Prior to joining us, Mr. Rogers held various sales and marketing positions at Proctor & Gamble, Inc., a diversified consumer products company.

Wolfgang Schweim became the President of Saucony International in January 1998 after serving as President of our athletic footwear division from June 1994 to January 1998. From 1993 to 1994, Mr. Schweim served as Managing Director for Saucony Europe. From 1989 to 1993, Mr. Schweim was the German Managing Director and Marketing Sales Manager for Europe at Asics, an athletic shoe manufacturer. Prior to 1989, Mr. Schweim worked in sales and marketing positions with various shoe manufacturers, including Nike International, Le Coq Sportif and Adidas AG.

Kenneth W. Graham became our Senior Vice President of Research and Development in January 1998 after serving as Senior Vice President of Research and Development/Manufacturing since 1996. Mr. Graham previously served as our Vice President of Research and Development/Manufacturing from 1991 to 1994. Mr. Graham joined us in 1984. Prior to joining us, Mr. Graham worked for seven years with New Balance Athletic Shoe, Inc.

Roger P. Deschenes has served as Vice President, Controller and Chief Accounting Officer since August 1997, after having served as Controller and Chief Accounting Officer from October 1995 to August 1997. Mr. Deschenes joined us in 1990 as Corporate Accounting Manager. He was employed at Allen-Bradley Company, a subsidiary of Rockwell International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. Mr. Deschenes is a Certified Management Accountant.

Daniel J. Horgan became Vice President of Operations in September 1995 after serving as Senior Director of Operations from September 1994 to September 1995. Mr. Horgan joined us in 1982 as Manager of Import and Export Operations, served as Product Procurement and Distribution Manager from 1985 to 1988, Manager of Production from 1988 to 1992, and Director of International Trade from 1992 to 1994.

Andrew M. James joined us in February 1984. He served as Accounting Manager from 1984 to 1988; Assistant Controller from 1989 to 1993; Senior Director of Information Systems from 1994 to 1997; and became Vice President, MIS in 1997.


PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock and Class B Common Stock trade on the Nasdaq National Market under the symbols "SCNYA" and "SCNYB," respectively. The following table sets forth, for the periods indicated, the actual high and low sales prices per share of the Class A Common Stock and the Class B Common Stock as reported by the Nasdaq National Market.

                                                                     Class A                        Class B
                                                                  Common Stock                Common Stock

                                                              High           Low             High            Low
                                                              ----           ---             ----            ---

     FISCAL YEAR ENDED DECEMBER 31, 1999

     First quarter..........................................$ 9-3/4       $      5      $        9       $   4-5/8
     Second quarter......................................... 24-1/8          6-1/2          24-1/2           6-1/4
     Third quarter..........................................     26             12          28-1/2          12-5/8
     Fourth quarter......................................... 19-3/4         10-3/4          19-3/4          10-3/4



     FISCAL YEAR ENDED JANUARY 1, 1999

     First quarter..........................................$     5       $  3-3/4      $        5       $   3-7/8
     Second quarter.........................................  7-3/4          4-3/8           6-1/8          4-5/16
     Third quarter..........................................      8          4-3/4           8-1/2           4-1/4
     Fourth quarter.........................................  7-1/2          3-5/8           6-7/8               4



There were 295 and 281 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 10, 2000. Only the Class A Common Stock has voting rights.

We do not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. We currently intend to retain future earnings to fund the development and growth of its business. Our credit facility agreement restricts the payment or declaration of any dividend. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED INCOME STATEMENT DATA
                                                                    (in thousands; except per share amounts)

                                                           Year         Year         Year         Year          Year
                                                           Ended        Ended        Ended        Ended         Ended
                                                         Dec. 31,      Jan. 1,      Jan. 2,      Jan. 3,       Jan. 5,
                                                           1999         1999         1998         1997          1996
                                                           ----         ----         ----         ----          ----

Revenues............................................... $154,691     $105,810     $ 93,962      $ 91,879     $ 78,840

Operating income (loss)................................   18,196        5,741       (1,935)        2,345          491

Income (loss) from continuing operations...............   10,319        3,579       (4,032)        1,349          522

Discontinued operations: (2)
   Income (loss) from discontinued operations..........       --           --         (394)         (243)         863
   Gain on disposal of Brookfield business.............       --           --           96            --           --

Net income (loss)......................................   10,319        3,579       (4,330)        1,106        1,385

Earnings per common share - basic
   Income (loss) from continuing operations............ $   1.64     $   0.57     $   0.65)     $   0.22      $  0.08
   Income (loss) from discontinued operations..........     0.00         0.00        (0.05)        (0.04)        0.14
                                                        --------     --------     ---------     ---------     -------
Net income (loss) per common share - basic............. $   1.64     $   0.57     $  (0.70)     $   0.18      $  0.22
                                                        ========     ========     =========     =========     =======

Earnings per common share - diluted
   Income (loss) from continuing operations............ $   1.57    $    0.56     $  (0.65)     $   0.22      $  0.08
   Income (loss) from discontinued operations..........     0.00         0.00        (0.05)        (0.04)        0.14
                                                        --------    ---------     ---------     --------      -------
Net income (loss) per common share - diluted .......... $   1.57    $    0.56     $  (0.70)     $   0.18      $  0.22
                                                        ========    =========     =========     ========      =======

Weighted average common shares and
   equivalents outstanding ............................    6,568        6,373        6,240         6,268        6,244

Cash dividends per share of common stock...............       --           --           --            --           --


SELECTED BALANCE SHEET DATA
                                                         Dec. 31,      Jan. 1,      Jan. 2,      Jan. 3,       Jan. 5,
                                                           1999         1999         1998         1997          1996
                                                           ----         ----         ----         ----          ----

Current assets(1)...................................... $ 66,480    $  58,963     $ 50,091      $ 57,896     $ 58,984

Current liabilities....................................   15,403       18,840       13,315        13,963       14,728

Working capital........................................   51,077       40,123       36,776        43,933       44,256

Total assets...........................................   77,181       69,879       61,316        70,752       69,265

Long-term debt and capitalized lease
   obligations, net of current portion.................      292          559          771         4,893        4,205

Stockholders' equity...................................   58,962       48,250       45,072        49,484       48,160

---------------------------

(1) Certain marketable securities have been reclassified from current assets to long-term assets to conform with the 1999 financial statement presentation.

(2) See Note 14 of the Notes to Consolidated Financial Statements regarding discontinued operations.








ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollar amounts throughout this Item 7 are in thousands, except per shares amounts.

HIGHLIGHTS

                                                                 Percent Change Increase (Decrease)
                                                                 ----------------------------------
                                                                 1999 vs. 1998         1998 vs. 1997
                                                                 -------------         -------------

         Net sales...............................................    46.6%                 12.2%
         Gross profit............................................    57.1                  24.4
         Selling, general and administrative expenses............    27.2                   7.8


                                                                             $ Change

         Operating income.......................................$   12,455             $   7,676
         Income before income taxes.............................    12,351                 9,038
         Net income.............................................     6,740                 7,909



                                                                        Percent of Net Sales
                                                                        --------------------
                                                                   1999         1998         1997
                                                                   ----         ----         ----

         Gross profit..............................................38.2%        35.6%        32.2%
         Selling, general and administrative expenses..............26.8         30.9         32.2
         Operating income (loss)...................................11.8          5.5         (2.1)
         Income (loss) before income taxes.........................11.4          5.0         (4.1)
         Net income..............................................   6.7          3.4         (4.6)


CONSOLIDATED NET SALES

Net sales increased 47% to $154,058 in fiscal 1999 from $105,074 in fiscal 1998. The impact of foreign exchange rate changes on sales was negligible. Net sales increased 12% to $105,074 in 1998 from $93,611 in fiscal 1997. At constant exchange rates, fiscal 1998 net sales would have been $2,317, or 15%, higher than fiscal 1997.

On a geographic basis, domestic sales increased $51,664, or 62%, to $135,028 in fiscal 1999 from $83,364 in fiscal 1998. International sales decreased $2,681, or 12%, to $19,030 in fiscal 1999 from $21,710 in fiscal 1998. Domestic sales in fiscal 1998 increased $17,762, or 27%, to $83,364 from $65,602 in fiscal 1997.
International sales decreased $6,299, or 22%, to $21,710 in fiscal 1998 from $28,009 in fiscal 1997. At constant exchange rates, the international sales decrease in 1999 would have been 14%.


SAUCONY BRAND SEGMENT

                           1999                   1998                 1997
                           ----                   ----                 ----

      Net Sales        $131,898 (+53%)        $86,332 (+10%)         $78,630


Worldwide net sales of Saucony branded footwear and apparel increased 53% to $131,898 in fiscal 1999 from $86,332 in fiscal 1998 primarily due to an 82% unit volume growth in the footwear category. The average domestic wholesale selling price per pair of domestic footwear decreased 14% in fiscal 1999 versus fiscal 1998 due to a higher proportion of more moderately-priced Originals and special make-up footwear in our domestic product mix.

Domestic net sales increased 70% to $115,118 in fiscal 1999 from $67,774 in fiscal 1998. Domestic sales increased primarily due to the continued strong demand for the Originals footwear which accounted for 58% of domestic footwear unit volume for the year and, to a lesser extent, increased special make-up and technical footwear volume.

International net sales decreased 10% to $16,780 in fiscal 1999 from $18,558 in fiscal 1998 due primarily due to the cessation of Australian operations and decreased distributor unit volume, partially offset by increased direct sales by us in Canada and Western Europe due to increased unit volume in these two geographic areas.

Worldwide net sales of Saucony branded footwear and apparel increased 10% to $86,332 in fiscal 1998 from $78,630 in fiscal 1997 primarily due to 12% unit volume growth in the footwear category. The average domestic wholesale selling price per pair of technical footwear increased 4% versus fiscal 1997, but a higher proportion of more moderately-priced Jazz Originals in our domestic product mix contributed to an 8% decline in overall selling prices compared to 1997.

Domestic net sales increased 21% to $67,774 in fiscal 1998 from $56,050 in fiscal 1997. Domestic sales benefited from the introduction of Jazz Originals in the second quarter of fiscal 1998, which accounted for 21% of domestic footwear unit volume for the year.

International net sales decreased 18% to $18,558 in fiscal 1998 from $22,580 in fiscal 1997 primarily due to the cessation of Australian operations in July 1998 and reduced distributor unit volumes, partially offset by higher direct sales by us in Canada and Western Europe.


OTHER PRODUCTS SEGMENT
                           1999                     1998                  1997
                           ----                     ----                  ----

    Net Sales         $22,160 (+18%)           $18,742 (+25%)           $14,981

The Other Products segment consists of our Hind athletic apparel, Quintana Roo and Merlin bicycles and frames, Real Design bicycle components and Quintana Roo wetsuits, Spot-bilt coaches shoes and eight factory outlet stores. Each of these businesses represented less than 10% of our revenues and, in the aggregate, represented 14% of our net sales in fiscal 1999.

Worldwide sales of Other Products increased 18% to $22,160 in fiscal 1999 from $18,742 in fiscal 1998 due to increased domestic net sales. Other Products segment domestic sales increased 28% to $19,910 in fiscal 1999 from $15,590 in fiscal 1998 due primarily to increased unit volume for our Hind apparel brand and, to a lesser extent, increased unit volume in both bicycles and related products. This sales increase also reflects increased retail sales at our outlet division due to the addition of two factory outlet stores. International net sales of Other Products decreased 29% to $2,250 in fiscal 1999 from $3,152 in fiscal 1998 due to the cessation of operations in Australia.

Worldwide sales of Other Products increased 25% to $18,742 in fiscal 1998 from $14,981 in fiscal 1997 due to increased domestic net sales. Other Products segment domestic sales increased 63% in fiscal 1998 to $15,590 from $9,552 in fiscal 1997, reflecting significantly higher revenues in both bicycles and related products as well as higher sales of our Hind apparel brand. The increase in net sales in fiscal 1998 also reflected the acquisition of the Merlin bicycle business in February 1998 and of the Real Design business in August 1998. International net sales of Other Products decreased 42% to $3,152 in fiscal 1998 from $5,429 in fiscal 1997 due to the cessation of Australian operations in July 1998.

COSTS AND EXPENSES

For the 1999 fiscal year, the gross margin improved 2.6% to 38.2% from 35.6% in fiscal 1998. The improvement in the fiscal 1999 margin was due to a change in product mix, purchasing economies, lower levels of product returns and markdowns and lower levels of closeout product sales. For the 1998 fiscal year, the gross margin improved 3.4% to 35.6% from 32.2% in fiscal 1997 due to the favorable impact of reduced levels of close-out goods and other product markdowns in fiscal 1998. Gross margins in fiscal 1997 were negatively impacted by declines in gross margin realized by our Australian subsidiary on close-out sales during the fourth quarter of fiscal 1997, in addition to the Australian inventory write-down of $1,340 taken in the fourth quarter of fiscal 1997.

Our SG&A expense ratio improved to 26.8% of net sales in fiscal 1999 from 30.9% in fiscal 1998. The improvement in the ratio resulted from our continued management of advertising, selling and administrative expenses below the rate of sales growth. In absolute dollars, selling, general and administrative expenses increased to $41,261 in fiscal 1999, or 27%, from $32,446 in fiscal 1998. Increased spending in fiscal 1999 was attributable to increased performance-based incentive compensation, increased staffing, an increase in the provision for doubtful accounts due primarily to the bankruptcy filing by Just for Feet, Inc., increased volume driven advertising and selling expenses and increased athlete and event sponsorship.

For the 1998 fiscal year, the SG&A expense ratio improved 1.3% to 30.9% of net sales versus 32.2% in fiscal 1997. The improvement in the ratio resulted from cost management on selling and administrative expenses below the rate of sales growth and reduced spending on advertising and promotions. In absolute dollars, selling, general and administrative expenses increased 8% to $32,446 in fiscal 1998 from $30,110 in fiscal 1997. Increased spending in fiscal 1998 was due to increased variable selling expenses, increased staffing and incentive compensation, increased professional fees, as well as increased selling and administrative expenses associated with the Hind apparel brand and the Quintana Roo and Merlin businesses.

No non-recurring charges were recorded in either fiscal 1999 or fiscal 1998. In fiscal 1997, we recorded a non-recurring charge of $850 ($508 after-tax, or $0.08 per diluted share) to recognize the impairment of an inactive distribution facility.

Also, in fiscal 1997, we wrote down the assets of our Australian subsidiary to their net realizable values. This resulted in our recording a non-recurring pre-tax charge of $2,766 (or $0.44 per share). Inventory, accounts receivable and other assets were written down by $1,340, $858 and $568, respectively. The inventory write-down was included in cost of sales. In addition we also recorded a deferred tax valuation allowance of $999 ($0.16 per diluted share) relating to the loss carryforwards of our Australian subsidiary, which are not expected to be realized.

Net interest expense totaled $683 and $707 in fiscal years 1999 and 1998, respectively. Interest expense decreased 3% in fiscal 1999 due to lower average debt levels and, to a lesser extent, lower interest rates compared to fiscal 1998. In fiscal 1998, net interest expense decreased 13% to $707 from $817 in fiscal 1997 due to lower average debt levels, due primarily to the paydown of our senior debt, and to a lesser extent, lower interest rates compared to 1997.


INCOME BEFORE TAXES

      Segment                 1999             1998              1997
      -------                 ----             ----              ----

  Saucony Brand            $  18,965         $  5,497         $  (2,946)
  Other Products              (1,376)            (259)             (854)
                           ----------        ---------        ----------
  Consolidated             $  17,589         $  5,238         $  (3,800)
                           =========         ========         ==========


Income before tax improved by $12,351 in fiscal 1999 to $17,589 compared to $5,238 in fiscal 1998, due primarily to the significant increase in pre-tax income realized by the domestic Saucony Brand Segment and achieving profitable international operations. The Other Products Segment recorded a pre-tax loss of $1,376 in fiscal 1999 compared to a loss of $259 in fiscal 1998. The deterioration in the Other Products Segment pre-tax income in fiscal 1999 was due principally to losses incurred at Quintana Roo, due in large part to inventory writedowns and a high level of administrative overhead.

Income before taxes was $5,238 in fiscal 1998, or $9,038 higher, than the loss of $3,800 incurred in 1997. This improvement reflected higher income in the domestic Saucony Brand Segment and significantly reduced losses compared to fiscal 1997 related to the cessation of the our Australian operations. The Other Products Segment recorded a loss before taxes of $259 in 1998 versus a loss of $854 in 1997. The reduction in this loss reflected lower losses by our Australian subsidiary and lower Hind related losses in fiscal 1998 compared to fiscal 1997.


INCOME TAXES

The provision for income taxes increased to $7,194 in fiscal 1999 from $1,629 in fiscal 1998, due primarily to an increase in domestic pre-tax income and a higher marginal domestic tax rate in fiscal 1999. The effective tax rate increased by 9.8% to 40.9% in fiscal 1999 from 31.1% in fiscal 1998 due to a shift in the composition of domestic and foreign pre-tax earnings and the higher marginal domestic tax rate.

In fiscal 1998, the provision for income taxes increased to $1,629 from $355 in fiscal 1997, due primarily to an increase in domestic pre-tax income over fiscal 1997. The effective tax rate increased by 21.8% to 31.1% in fiscal 1998 from 9.3% in fiscal 1997 due primarily to a shift in the composition of foreign and domestic pre-tax profits and losses.


NET INCOME

Net income for fiscal 1999 was $10,319, or $1.57 per diluted share, compared to $3,579, or $0.56 per diluted share, in fiscal 1998. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,568 and 6,373, respectively, in fiscal 1999 and 1998. Fiscal 1998 net income was $3,579 compared to a net loss of $4,330 in fiscal 1997. Diluted earnings per share was $0.56 compared to a loss of $0.70 per diluted share in fiscal 1997. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,373 and 6,240, respectively, in fiscal 1998 and fiscal 1997.



LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1999

As of December 31, 1999, our cash and cash equivalents totaled $3,515, a decrease of $1,980 from January 1, 1999. The decrease was due primarily to a decrease of $5,429 in borrowings against our credit facilities, the repayment of $375 of long-term debt, the repurchase of shares of the our Common Stock of $514 and $1,661 of cash expended to acquire capital assets. Offsetting this cash outflow was the generation of $5,494 of cash from operations and the receipt of $503 from the issuance of shares of our Common Stock.

The increase in accounts receivable of $4,368, net of the provision for bad debt and discounts (including a reserve of $1,525 provided for a receivable due from Just for Feet, Inc.), is due primarily to increased net sales of our Saucony products in the fourth quarter of fiscal 1999. Our days sales outstanding for our accounts receivable decreased to 57 days in fiscal 1999 from 68 days in fiscal 1998 due to a reduction in domestic terms offered on sales of Originals footwear and the reserve provided for the receivable due from Just for Feet, Inc. Inventories increased $4,700 in fiscal 1999 due to increased domestic and international Saucony footwear inventory and increased inventory at our factory outlet stores, reflecting the addition of two stores in 1999. Our inventory turns ratio increased to 2.9 turns in fiscal 1999 from 2.5 turns in fiscal 1998. The number of days sales in inventory decreased 19% to 135 days in fiscal 1999 from 167 days in fiscal 1998.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in fiscal 1999 included an increase of $994 in accrued letters of credit (due to increased in-transit inventory), an increase of $3,337 in accrued expenses (due to increased performance-based compensation accruals, increased accruals for advertising and promotional expenses and increased levels of administrative spending), a decrease of $1,242 in accounts payables (due to the timing of inventory purchases) and a decrease of $801 in accrued income taxes payable due to domestic tax payments made in the fourth quarter of 1999.

FISCAL 1998

As of January 1, 1999, our cash and cash equivalents totaled $5,495, an increase of $1,063 from January 2, 1998. The increase was due primarily to net cash from operating activities of $2,477 and increased borrowings against our domestic credit facility, offset by $1,257 of capital expenditures and cash outlays for the acquisition of substantially all of the net assets of Merlin Metalworks, Inc. and Real Product Design, Inc. for $863, the repurchase of shares of our Common Stock of $611, the receipt of $297 from the issuance of shares of our Common Stock and the repayment of $2,364 of long-term debt.

The increase in accounts receivable of $810, net of the provision for bad debt and discounts, was due primarily to increased net sales of our Saucony, Hind and bicycle products in the fourth quarter of fiscal 1998. Our days sales outstanding for our accounts receivable decreased to 68 days in fiscal 1998 from 73 days in fiscal 1997. Inventories increased $7,002 in fiscal 1998 due primarily to the buildup of Saucony footwear and Hind apparel inventory in the latter part of the fourth quarter of fiscal 1998 and increased bicycle inventory associated with the acquisition and expansion of the Merlin product line. The inventory increase was due in part to the acquisition of inventory in response to the significant increase in "futures" orders for Originals footwear models. As a consequence of the fiscal 1998 year-end inventory increase, our inventory turns ratio decreased to 2.5 turns in fiscal 1998 from 2.6 turns in fiscal 1997. The number of days sales in inventory increased 24% to 167 days in fiscal 1998 from 135 days in fiscal 1997.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in fiscal 1998 included a decrease of $176 in prepaid expenses (due to a decrease in advance payments for inventory and certain administrative expenses), an increase of $1,589 in accrued letters of credit (due to increased in-transit inventory), an increase of $714 in accounts payable (due to increased inventory purchases), an increase of $1,921 in accrued expenses (due to increased performance-based compensation accruals and increased income tax accruals resulting from higher pre-tax earnings in fiscal 1998).

CREDIT FACILITY

We maintain a revolving credit line of $20,000 for cash borrowings and letters of credit. As of March 10, 2000, $7,504 was available for borrowing under the credit facility.

Several of the Company's foreign subsidiaries maintain credit facilities in the aggregate principal amount of approximately $3,514. At February 25, 2000, an aggregate of approximately $2,319 was available for borrowing under the facilities of our foreign subsidiaries. See Note 9 to the Consolidated Financial Statements.

CAPITAL EXPENDITURES COMMITMENTS

At December 31, 1999, our commitments for capital expenditures were not material.

OVERALL LIQUIDITY

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments.


INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into forward foreign exchange contracts to minimize certain transaction currency risk.


YEAR 2000

We have not experienced any problems with our computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. We are also not aware of any material year 2000 problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems in the future. We incurred year 2000 costs of approximately $20 and $177 during fiscal 1998 and 1999, respectively, in prevention costs relating to anticipated year 2000 problems.


ACCOUNTING PRONOUNCEMENTS

SFAS 133 AND SFAS 137

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) (as amended by Financial Accounting Standards No. 137, a deferral of the effective date of FASB statement No. 133 (SFAS 137)), which is effective for fiscal quarters of fiscal years commencing after June 15, 2000, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. In the period of adoption, the transition adjustments may effect current earnings and may effect other comprehensive income. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item or be deferred in other comprehensive income. The Company is assessing the impact of the provisions of SFAS 133 on its hedging activities, which are currently limited to forward foreign currency exchange contracts. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on current earnings or on the Company's financial position, however, at this time, the effect of the adoption of SFAS 133 on the Company's future earnings and financial position cannot be estimated.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this annual report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this annual report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section.


CERTAIN OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

WE FACE INTENSE COMPETITION

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign, several of which have diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and ASICS. The principal competitors for our Hind products are Nike, Pearl Izumi and TYR. The principal competitors for our Quintana Roo, Merlin and Real Design products are Cannondale, Trek and Litespeed. We compete based on a variety of factors, including price, quality, product design, brand image, marketing and promotion and ability to meet delivery commitments to retailers. A technological breakthrough or marketing or promotional success by one of our competitors could adversely affect our competitive position. The intensity of the competition that we face constitutes a significant risk to our business.

WE DEPEND ON FOREIGN SUPPLIERS

A number of manufacturers located in Asia, primarily in China, Taiwan and Thailand, supply products and product components to us. During fiscal 1999, one of our suppliers, located in China, accounted for approximately 62% of our total purchases by dollar volume. We are subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, trade limitations imposed by the United States or foreign governments and political and labor instability. In particular, there are a number of trade-related and other issues creating significant friction between the governments of the United States and China and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, we have no long-term manufacturing agreements with our foreign suppliers and compete with other athletic shoe, apparel and bicycle companies, including companies that are much larger than us, for access to production facilities.

WE NEED TO ANTICIPATE AND RESPOND TO CONSUMER PREFERENCES AND MERCHANDISE TRENDS

The footwear and apparel industries are subject to rapid changes in consumer preferences. Demand for our products, particularly our Originals line, may be adversely affected by changing fashion trends and consumer style preferences. We believe that our success depends in substantial part on our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. In addition, our decisions concerning new product designs often need to be made several months before we can determine consumer acceptance. As a result, our failure to anticipate, identify or react appropriately to changes in styles or features could lead to problems such as excess inventories and higher markdowns, lower gross margins due to the necessity of providing discounts to retailers, as well as the inability to sell such products through our own factory stores.

OUR QUARTERLY RESULTS MAY FLUCTUATE

Our revenues and quarterly operating results may vary significantly depending on a number of factors, including:

o        the timing and shipment of individual orders;
o        market acceptance of footwear and other products offered by us;
o        changes in our operating expenses;
o        personnel changes;
o        mix of products sold;
o        changes in product pricing; and,
o        general economic conditions.

In addition, a substantial portion of our revenue is realized during the last few weeks of each quarter. As a result, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter, which could adversely impact the results of operations for a particular quarter.

Our current expense levels are based in part on our expectations of future revenue. As a result, net income for a given period could be disproportionately affected by any reduction in revenue. It is possible that in some future quarter our revenue or operating results will be below the expectations of stock market securities analysts and investors. If that were to occur, the market price of our common stock could be materially adversely affected.

OUR REVENUES ARE SUBJECT TO FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

We conduct operations in various international countries and a portion of our sales is transacted in local currencies. As a result, our revenues are subject to foreign exchange rate fluctuations. From time to time, our financial results have been adversely affected by fluctuations in foreign currency exchange rates. We enter into forward currency exchange contracts to protect us from the effect of changes in foreign exchange rates. However, our efforts to reduce currency exchange losses may not be successful and currency exchange rates may have an adverse impact on our future operating results and financial condition.

OUR BUSINESS IS AFFECTED BY SEASONAL CONSUMER BUYING PATTERNS

The footwear, apparel and bicycle industries are generally characterized by significant seasonality of sales and results of operations. Sales of our Saucony brand products have historically been seasonal in nature, with the strongest sales generally occurring in the first and third quarters. In addition, sales of our Hind brand products are generally strongest in the third and fourth quarters due to the popularity of the Hind winter apparel collection. We believe that sales of our products will continue to follow this seasonal cycle. Therefore, our results of operations for any one quarter may not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

WE ARE SUSCEPTIBLE TO FINANCIAL DIFFICULTIES OF RETAILERS

We sell our products primarily to major retailers, some of whom have experienced financial difficulties, including bankruptcy. We cannot predict what effect the future financial condition of such retailers will have on our business. In particular, we cannot guarantee that our bad debt expenses may be material in future periods.

WE NEED EFFECTIVE MARKETING AND ADVERTISING PROGRAMS

Because consumer demand for our products is heavily influenced by brand image, our business requires substantial investments in marketing and advertising. Failure of such investments to achieve the desired effect in terms of increased retailer acceptance or consumer purchase of our products could adversely affect our financial results. In addition, we believe that our success depends in part upon our ability to periodically launch new marketing and advertising programs. If we are unable to successfully design or execute new marketing and advertising, or if such programs are ineffective, our business will suffer.

WE DEPEND ON CERTAIN KEY CUSTOMERS

During 1999, we derived approximately 15% of our consolidated revenue from sales to a single major customer, Venator, which operates Foot Locker, Lady Foot Locker, Kids Foot Locker and Eastbay Running stores. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if a major customer were unable or unwilling to proceed with a large order or to pay us for a large order on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

CHANGES IN GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS

Our business is sensitive to consumers' spending patterns, which in turn are subject to prevailing regional and national economic conditions, such as interest and taxation rates, employment levels and consumer confidence. Adverse changes in these economic factors may restrict consumer spending, thereby negatively affecting our growth and profitability.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign exchange rates. Our objective in managing our exposure to interest rates and foreign currency rate changes is to limit impact of the changes on cash flows and earnings and to lower our overall borrowing costs. In order to achieve these objectives we identify the risks and manage them by adjusting fixed and variable rate debt positions and selectively hedging foreign currency risks. Almost all of our borrowings are based on floating rates, which would increase interest expense in an environment of rising interest rates. We have a policy of selectively hedging foreign currency risks, but there are no assurances that this program will fully insulate against short-term fluctuations in financial results.

We have calculated the effect of a 10% change in interest rates over a month period and also a 10% change in certain foreign currency rates over the same period and determined the effects to be immaterial. We do not expect to make any significant changes in our management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the foreseeable future.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to our Consolidated Financial Statements in Item 14 and the Consolidated Financial Statements, notes and schedules that are filed as part of this Form 10-K following the signature page and are incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 18, 2000 (the "2000 Proxy Statement") under the captions "ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference. We expect to file the 2000 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 1999.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement and is incorporated herein by this reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Index to Consolidated Financial Statements

              The following Consolidated Financial Statements of Saucony, Inc. and its subsidiaries are included in this report immediately following the signature page:

              - Reports of Independent Accountants

              - Consolidated balance sheets at December 31, 1999 and January 1,
                1999

              - Consolidated statements of income for the years ended December
                31, 1999, January 1, 1999 and January 2, 1998

              - Consolidated statements of stockholders' equity for the years ended December 31, 1999, January 1, 1999 and January 2, 1998

              - Consolidated statements of cash flows for the years ended
                December 31, 1999, January 1, 1999 and January 2, 1998

              - Notes to the Consolidated Financial Statements


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
              -------------------

              No Current Reports on Form 8-K were filed in the fourth quarter of fiscal 1999.


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

Date:    March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                         CAPACITY                         DATE
        ----                         --------                         ----


/s/ John H. Fisher              President,                        March 29, 2000
-------------------------       Chief Executive Officer
John H. Fisher                  and Director
                               (Principal Executive Officer)


/s/ Charles A. Gottesman        Executive Vice President,         March 29, 2000
-------------------------       Chief Operating Officer and
Charles A. Gottesman            Director


/s/ Michael Umana               Vice President, Finance and       March 29, 2000
-------------------------       Chief Financial Officer
Michael Umana                  (Principal Financial Officer)


/s/ Roger P. Deschenes          Vice President, Controller and    March 29, 2000
-------------------------       Chief Accounting Officer
Roger P. Deschenes             (Principal Accounting Officer)


/s/ John J. Neuhauser           Director                          March 29, 2000
-------------------------
John J. Neuhauser

/s/ Robert J. LeFort, Jr.       Director                          March 29, 2000
-------------------------
Robert J. LeFort, Jr.

/s/ John M. Connors, Jr.        Director                          March 29, 2000
-------------------------
John M. Connors, Jr.

/s/ Phyllis H. Fisher           Director                          March 29, 2000
-------------------------
Phyllis H. Fisher


REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
Saucony, Inc.

         In our opinion, based on our audits and the report of the other auditors, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Saucony, Inc. and its subsidiaries at December 31, 1999 and January 1, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We did not audit the financial statements of Saucony SP Pty. Ltd., for the year ended January 2, 1998, which statements reflect total revenues of eleven percent of consolidated revenues for the year ended January 2, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Saucony SP Pty. Ltd.(before adjustments to U.S. GAAP), is based solely on the report of the other auditors. We also audited the translation of the financial statements of Saucony SP Pty. Ltd., in Australian dollars to U.S. dollars as well as other adjustments required to ensure that the financial statements are in accordance with U.S. GAAP for the year ended January 2, 1998. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.





                           PricewaterhouseCoopers LLP


Boston, Massachusetts
February 7, 2000




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

Audit Opinion

In our opinion, the financial statements of Saucony S.P. Pty. Ltd. are properly drawn up so as to present fairly, in all material respects, the company's financial position as at 2 January 1998 and the results of their operations and their cash flows for the year ended 2 January 1998 in accordance with accounting principles generally accepted in Australia which differ in certain aspects from those followed in the United States.

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



GRANT THORNTON
Chartered Accountants

/s/ B R Gordon
B R GORDON
Partner

2 April 1998

                                             SAUCONY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                         ASSETS
                                          (in thousands, except share amounts)
                                                                                       December 31,    January 1,
                                                                                           1999           1999
                                                                                           ----           ----
Current assets:
     Cash and cash equivalents.........................................................$    3,515      $   5,495
     Accounts receivable, net of allowance for doubtful accounts
       and discounts (1999, $3,534; 1998, $1,880)......................................    23,968         19,473
     Inventories ......................................................................    35,270         31,072
     Deferred income taxes.............................................................     2,140          1,605
     Prepaid expenses and other current assets.........................................     1,587          1,318
                                                                                       ----------      ---------
       Total current assets............................................................    66,480         58,963
                                                                                       ----------      ---------

Property, plant and equipment, net of accumulated depreciation and amortization........     8,279          8,123
                                                                                       ----------      ---------

Other assets:
     Goodwill, net of accumulated amortization (1999, $352; 1998, $205) ...............     1,327          1,474
     Deferred charges, net of accumulated amortization (1999, $1,569; 1998, $1,472)....       271            223
     Long-term accounts and notes receivable...........................................         7             82
     Marketable securities.............................................................       307            179
     Deferred income taxes.............................................................        99            353
     Other.............................................................................       411            482
                                                                                       ----------      ---------
       Total other assets..............................................................     2,422          2,793
                                                                                       ----------      ---------

Total assets...........................................................................$   77,181      $  69,879
                                                                                       ==========      =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Letters of credit payable...........................................................$    2,282      $   2,790
   Notes payable.......................................................................     1,928          7,568
   Current portion of long-term debt and capital lease obligations.....................       375            324
   Accounts payable....................................................................     3,615          3,454
   Accrued expenses....................................................................     7,203          4,704
                                                                                       ----------      ---------
     Total current liabilities.........................................................    15,403         18,840
                                                                                       ----------      ---------

Long-term obligations:
     Long-term debt, net of current portion............................................        20             36
   Capital lease obligations, net of current portion ..................................       272            523
   Deferred income taxes...............................................................     2,045          1,851
   Other long-term obligations.........................................................       171            157
                                                                                       ----------      ---------
     Total long-term obligations.......................................................     2,508          2,567
                                                                                       ----------      ---------
Commitments and contingencies..........................................................        --             --

Minority interest in consolidated subsidiaries.........................................       308            222
                                                                                       ----------      ---------

Stockholders' equity:
   Preferred stock, $1.00 par; authorized 500,000 shares; none issued..................        --             --

   Common stock:
      Class A, $.333 par; authorized 20,000,000 shares
     (issued 1999, 2,711,127; 1998, 2,707,027).........................................       904            902
      Class B, $.333 par; authorized 20,000,000 shares
     (issued 1999, 3,955,309; 1998, 3,826,805).........................................     1,318          1,276

   Additional paid-in capital..........................................................    16,815         15,921
   Retained earnings...................................................................    42,679         32,360
   Accumulated other comprehensive income..............................................      (564)          (528)
                                                                                       -----------     ----------
                                                                                           61,152         49,931
                                                                                       ----------      ---------
  Less:
   Common stock held in treasury, at cost (1999, 346,900 shares; 1998, 305,400 shares).    (2,179)        (1,665)
     Unearned compensation.............................................................       (11)           (16)
                                                                                       -----------     ----------
                                                                                           58,962         48,250
                                                                                       ----------      ---------
Total liabilities and stockholders' equity.............................................$   77,181      $  69,879
                                                                                       ==========      =========

                                       See notes to Consolidated Financial Statements

                                               SAUCONY, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998

                                                 (in thousands, except share amounts)
                                                                            1999           1998          1997
                                                                            ----           ----          ----

Net sales................................................................$  154,058    $  105,074    $   93,611
Other revenue............................................................       633           736           351
                                                                         ----------    ----------    ----------

Total revenue............................................................   154,691       105,810        93,962
                                                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sales.........................................................    95,234        67,623        63,511
   Selling expenses......................................................    22,511        17,507        16,698
   General and administrative expenses...................................    18,750        14,939        13,412
   Writedown of Australian assets........................................        --            --         1,426
   Writedown of impaired real estate ....................................        --            --           850
                                                                         ----------    ----------    ----------
     Total costs and expenses............................................   136,495       100,069        95,897
                                                                         ----------    ----------    ----------

Operating income (loss)..................................................    18,196         5,741        (1,935)

Non-operating income (expense):
   Interest, net.........................................................      (683)         (707)         (817)
   Foreign currency......................................................       (88)          124        (1,127)
   Other.................................................................       164            80            79
                                                                         ----------    ----------    ----------

Income (loss) before income taxes and minority interest..................    17,589         5,238        (3,800)

Provision for income taxes...............................................     7,194         1,629           355

Minority interest in income (loss) of consolidated subsidiaries..........        76            30          (123)
                                                                         ----------    ----------    -----------

Income (loss) from continuing operations.................................    10,319         3,579        (4,032)

Discontinued operations (net of tax):
   Loss from discontinued operations.....................................        --            --          (394)
   Gain on disposal of Brookfield business...............................        --            --            96
                                                                         ----------    ----------    ----------

Net income (loss)........................................................$   10,319    $    3,579    $   (4,330)
                                                                         ==========    ==========    ===========

Per share amounts:

Earnings per common share - basic:
   Income (loss) from continuing operations..............................$     1.64    $     0.57    $    (0.65)
   Income (loss) from discontinued operations............................      0.00          0.00         (0.05)
                                                                         ----------    ----------    -----------
Net income (loss) per common share - basic...............................$     1.64    $     0.57    $    (0.70)
                                                                         ==========    ==========    ===========

Earnings per common share - diluted:
   Income (loss) from continuing operations..............................$     1.57    $     0.56    $    (0.65)
   Income (loss) from discontinued operations............................      0.00          0.00         (0.05)
                                                                         ----------    ----------    -----------
Net income (loss) per common share - diluted.............................$     1.57    $     0.56    $    (0.70)
                                                                         ==========    ==========    ===========

                 See notes to Consolidated Financial Statements

                                                 SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998

                                              (in thousands, except share amounts)

                                                                 Common Stock            Paid-In      Retained
                                                             Class A      Class B        Capital      Earnings
                                                             -------      -------        -------      --------

Balance, January 3, 1997.....................................$  902       $ 1,243       $ 15,581       $33,111

Issuance of common stock, stock option exercise..............    --             5             34            --

Cancellation of below market options.........................    --            --            (15)           --

Issuance of below market options and
   restricted stock..........................................    --            --             52            --

Amortization of unearned compensation........................    --            --             --            --

Net loss.....................................................    --            --             --        (4,330)

Foreign currency translation adjustments.....................    --            --             --            --
                                                             ------       -------       --------       -------

Balance, January 2, 1998.....................................$  902       $ 1,248       $ 15,652       $28,781

Issuance of common stock, stock options exercised ...........    --            28            269            --

Amortization of unearned compensation........................    --            --             --            --

Repurchasing of common stock, at cost........................    --            --             --            --

Net income...................................................    --            --             --         3,579

Foreign currency translation adjustments.....................    --            --             --            --
                                                             ------       -------       --------       -------

Balance, January 1, 1999.....................................$  902       $ 1,276       $ 15,921       $32,360

Issuance of common stock, stock options exercised............     2            42            459            --

Issuance of non-qualified stock options......................    --            --            113            --

Tax benefit of non-qualified stock options...................    --            --            322            --

Amortization of unearned compensation........................    --            --             --            --

Repurchase of common stock, at cost..........................    --            --             --            --

Net income...................................................    --            --             --        10,319

Foreign currency translation adjustments.....................    --            --             --            --
                                                             ------       -------       --------       -------

Balance, December 31, 1999...................................$  904       $ 1,318       $ 16,815       $42,679
                                                             ======       =======       ========       =======

                                                 See notes to Consolidated Financial Statements

                                                 SAUCONY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                           FOR THE YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998

                                              (in thousands, except share amounts)

                                                                                          Accumulated
                                                                                             Other         Total
                                                         Treasury Stock       Unearned   Comprehensive Stockholders'
                                                       Shares      Amount   Compensation    Income        Equity
                                                       ------      ------   ------------    ------        ------

Balance, January 3, 1997............................. 198,400    $ (1,054)    $  (65)     $  (234)       $  49,484

Issuance of common stock, stock option exercise......      --          --         --           --               39

Cancellation of below market options.................      --          --         15           --               --

Issuance of below market options and
   restricted stock..................................      --          --        (52)          --               --

Amortization of unearned compensation................      --          --         62           --               62

Net loss ............................................      --          --         --           --           (4,330)

Foreign currency translation adjustments.............      --          --         --         (183)            (184)
                                                     --------    --------     ------      --------       ----------

Balance, January 2, 1998............................. 198,400    $ (1,054)    $  (40)     $  (417)       $  45,072

Issuance of common stock, stock options exercised....      --          --         --           --              297

Amortization of unearned compensation................      --          --         24           --               24

Repurchase of common stock, at cost.................. 107,000        (611)        --           --             (611)

Net income...........................................      --          --         --           --            3,579

Foreign currency translation adjustments.............      --          --         --         (111)            (111)
                                                     --------    --------     ------      --------       ----------

Balance, January 1, 1999............................. 305,400    $ (1,665)    $  (16)     $  (528)       $  48,250

Issuance of common stock, stock options exercised....      --          --         --           --        $     503

Issuance of non-qualified stock options .............      --          --         --           --              113

Tax benefit of non-qualified stock options...........      --          --         --           --              322

Amortization of unearned compensation................      --          --          5           --                5

Repurchase of common stock, at cost..................  41,500        (514)        --           --             (514)

Net income...........................................      --          --         --           --           10,319

Foreign currency translation adjustments.............      --          --         --          (36)             (36)
                                                     --------    --------     ------      --------       ----------

Balance, December 31, 1999........................... 346,900    $ (2,179)    $  (11)     $  (564)       $  58,962
                                                     ========    =========    =======     ========       =========


                                                 See notes to Consolidated Financial Statements



                                              SAUCONY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998

                                                    (in thousands)

                                                                              1999           1998           1997
                                                                              ----           ----           ----
Cash flows from operating activities:
   Net income (loss).......................................................$  10,319      $   3,579       $ (4,330)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Writedown of Australian assets........................................       --             --          2,766
     Discontinued operations...............................................       --             --            298
     Depreciation and amortization.........................................    1,862          1,836          1,594
     Provision for bad debt and discounts..................................    6,880          4,908          4,887
     Deferred income tax provision (benefit)...............................      (99)           461         (1,269)
     Writedown of impaired real estate.....................................       --             --            850
     Compensation from stock grants and options............................      113             --             --
     Minority interest in income (loss) of consolidated subsidiaries.......       76             30           (123)
     Other.................................................................       45            (17)           (29)
Changes in operating  assets and  liabilities,  net of effects of acquisitions, dispositions and foreign currency adjustments:
Decrease (increase) in assets:
   Accounts and notes receivable...........................................  (11,248)        (5,718)        (6,711)
   Inventories.............................................................   (4,700)        (7,002)        (1,301)
   Prepaid expenses and other current assets...............................      (42)           176           (539)
Increase (decrease) in liabilities:
   Letters of credit payable...............................................      994          1,589           (612)
   Accounts payable........................................................   (1,242)           714            919
   Accrued expenses........................................................    3,337            977           (296)
   Accrued income taxes....................................................     (801)           944            159
                                                                           ----------     ---------       --------
Total adjustments..........................................................   (4,825)        (1,102)           593
                                                                           ----------     ----------      --------

Net cash provided (used) by continuing operations..........................    5,494          2,477         (3,737)
Net cash provided by discontinued operations...............................       --             --          2,227
                                                                           ---------      ---------       --------
Net cash provided (used) by operating activities...........................    5,494          2,477         (1,510)
                                                                           ---------      ---------       ---------

Cash flows from investing activities:
   Proceeds from the sale of Brookfield business...........................       --             --          6,841
   Purchases of property, plant and equipment..............................   (1,661)        (1,257)        (1,305)
   Proceeds from the sale of equipment.....................................        3             72            511
   Change in deferred charges, deposits and other..........................       (8)            92            (26)
   Marketable securities - realized and unrealized (gain) loss.............     (127)           (31)            88
   Payments for business acquisitions......................................       --           (863)          (140)
                                                                           ---------      ----------      ---------
Net cash provided (used) by investing activities...........................   (1,793)        (1,987)         5,969
                                                                           ----------     ----------      --------

Cash flows from financing activities:
   Net short-term borrowings...............................................   (5,429)         3,426          (1,063)
   Repayment of long-term debt and capital lease obligations...............     (375)        (2,364)         (2,711)
   Common stock repurchased................................................     (514)          (611)             --
   Issuances of common stock, including options............................      503            297              39
                                                                           ---------      ---------       ---------

Net cash provided (used) by financing activities...........................   (5,815)           748          (3,735)
Effect of exchange rate changes on cash and cash equivalents...............      134           (175)            905
                                                                           ---------      ----------      ---------
Net increase (decrease) in cash and cash equivalents.......................   (1,980)         1,063           1,629
Cash and cash equivalents at beginning of period...........................    5,495          4,432           2,803
                                                                           ---------      ---------       ---------
Cash and cash equivalents at end of period.................................$   3,515      $   5,495       $   4,432
                                                                           =========      =========       =========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:

     Income taxes, net of refunds..........................................$   8,090      $     257       $     663
                                                                           =========      =========       =========

     Interest..............................................................$     688      $     657       $     887
                                                                           =========      =========       =========

Non-cash Investing and Financing Activities:
   Property purchased under capital leases.................................$     160      $     141       $      86
                                                                           =========      =========       =========

                                    See notes to Consolidated Financial Statements




                         SAUCONY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   For the Years Ended December 31, 1999, January 1, 1999 and January 2, 1998

                      (in thousands, except share amounts)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BUSINESS ACTIVITY

       The Company is an importer and manufacturer of a broad line of high-performance athletic footwear, athletic apparel and high-quality bicycles, bicycle frames and components. The Company markets its products principally to domestic and international retailers and distributors.

       REPORTING PERIOD

       The  Company's  fiscal year ends on the first Friday  falling on or after
       December 31, resulting in fiscal years of 52 or 53 weeks. The Consolidated Financial Statements and notes for 1999, 1998 and 1997 represent the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively. In management's opinion, the Consolidated Financial Statements for 1999, 1998 and 1997 are comparable.

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

       RISKS AND UNCERTAINTIES

       In fiscal 1999, one of our suppliers, located in China, accounted for approximately 62% of our total purchases by dollar volume. See Footnotes 18 and 20 for additional disclosure of risks and uncertainties.

       REVENUE RECOGNITION

       Sales, net of discounts and estimated returns and allowances, and related costs of sales are recognized upon shipment of products. Provisions for returns and allowances are determined principally on the basis of past experience.

       CASH AND CASH EQUIVALENTS

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

       INVESTMENTS IN MARKETABLE SECURITIES

       Investment in marketable securities are categorized as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The marketable securities are included in other assets since the Company intends to hold these investments, until certain deferred compensation payments are due.

       DEFERRED CHARGES AND GOODWILL

       Deferred charges consist primarily of trademarks. Trademarks are amortized over five years; goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is being amortized over the period of expected benefit of fifteen years.

       INCOME TAXES

       The provision for income taxes is calculated according to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of December 31, 1999 and January 1, 1999 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

       EARNINGS PER SHARE

       Earnings per common share is calculated in accordance with Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). Basic earnings per share excludes the dilutive effect of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of options, warrants and convertible securities.

       STOCK-BASED COMPENSATION

       The Company grants stock options to officers, key employees, directors, consultants and advisors with the exercise price determined by the Compensation Committee of the Board of Directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which defines stock compensation as the excess of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee is required to pay. Grants to non-employees are accounted for in accordance with SFAS 123. As prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company has disclosed in Notes 11 and 12 the pro forma effects on net income and earnings per share of determining stock-based compensation expense based upon the fair value of the stock options granted subsequent to December 31, 1994.

       FORWARD FOREIGN CURRENCY EXCHANGE CONTRACTS

       From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains and losses on forward exchange contracts are offset against foreign currency exchange gains or losses on the underlying hedged item.


       RECLASSIFICATIONS

       Certain items in prior years' Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.

       ADVERTISING AND PROMOTION

       Advertising and promotion costs, including print media production cost, are expensed as incurred, with the exception of co-operative advertising, which is accrued and the advertising costs expensed in the period of revenue recognition. Advertising and promotion expense amounted to $10,065, $7,912 and $8,543 for 1999, 1998 and 1997, respectively.

       RESEARCH AND DEVELOPMENT EXPENSES

       Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,676, $1,681 and $1,438 for 1999, 1998 and 1997, respectively.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) (as amended by Financial Accounting Standards No. 137 (SFAS 137), with respect to the delayed effective date of SFAS 133) which is effective for fiscal quarters of fiscal years commencing after June 15, 2000, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. The Company is still assessing the impact of the provisions of SFAS 133 on its hedging activities, which are currently limited to forward foreign currency exchange contracts. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings. At this time, the effect of the adoption of SFAS 133 on the Company's future earnings and financial position cannot be estimated.


2.     MARKETABLE SECURITIES:
       ---------------------

       As of December 31, 1999, the Company's holdings in marketable securities consisted primarily of equity securities which are classified as trading securities.

       The cost of the securities held at December 31, 1999 and January 1, 1999 was $133 and $134, respectively. As of December 31, 1999 and January 1, 1999, the market value of such securities was $307 and $179, respectively.

       Included in the determination of net income for the years ended December 31, 1999 and January 1, 1999 and January 2, 1998 were: 1999, net realized gains of $1 and net unrealized gains of $127; 1998, net realized losses of $3 and net unrealized gains of $35; and 1997, net realized gains of $22 and net unrealized gains of $2.




3.     INVENTORIES:
       -----------

       Inventories at December 31, 1999 and January 1, 1999 consisted of the following (in thousands):

                                                      1999           1998
                                                      ----           ----

           Finished goods..........................$ 30,067        $ 24,194

           Work-in-process.........................     920             834

           Raw materials and supplies..............   4,283           6,044
                                                   --------        --------

           Total...................................$ 35,270        $ 31,072
                                                   ========        ========


4.     PROPERTY, PLANT AND EQUIPMENT:
       -----------------------------

       Major classes of property, plant and equipment at December 31, 1999 and January 1, 1999 were as follows (in thousands):

                                                       1999             1998
                                                       ----             ----

           Land.....................................$     484         $     484
           Buildings and improvements...............    6,186             5,997
           Machinery and equipment..................   10,513             9,777
           Capitalized leases.......................    1,666             1,586
           Leasehold improvements...................      418               275
                                                    ---------         ---------
                                                       19,267            18,119
           Less accumulated depreciation
           and amortization.........................   10,988             9,996
                                                    ---------         ---------

           Total....................................$   8,279         $   8,123
                                                    =========         =========

       Accumulated amortization of the leased property was $1,133 and $790 at December 31, 1999 and January 1, 1999, respectively.


5.     ACCRUED EXPENSES:

       Accrued expenses at December 31, 1999 and January 1, 1999 consisted of the following (in thousands):
                                                     1999                1998
                                                     ----                ----

         Payroll and bonuses......................$  2,734           $   1,249
         Income taxes.............................      --                 869
         Sales commissions........................     282                 237
         Selling and advertising..................     567                 186
         Other....................................   3,620               2,163
                                                  --------           ---------
         Total....................................$  7,203           $   4,704
                                                  ========           =========

       Included in prepaid expenses at December 31, 1999, were prepaid income taxes of $287.


6.     LONG-TERM DEBT:

       The Company has two notes with monthly installments of $0.6 and $0.7, respectively. Payments are due through June 2002, with interest rates ranging from 3.9% to 10.0%. As of December 31, 1999 and January 1, 1999, the outstanding balance was $31 and $47, respectively. The current portion of the long-term debt was $11 for the year ending December 31, 1999 and January 1, 1999.

       Long-term debt maturities payable for the three years or after subsequent to December 31, 1999 are as follows (in thousands):

                       2000...........................    11
                       2001...........................    14
                       2002...........................     6
                                                      ------

                       Total..........................$   31
                                                      ======




7.     CAPITAL LEASE OBLIGATIONS:

       The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999 (in thousands):

            2000...................................................$     388
            2001...................................................      248
            2002...................................................       28
            2003...................................................        5
                                                                   ---------
            Total minimum lease payments...........................      669
            Less amounts representing interest.....................       33
                                                                   ---------
            Present value of minimum lease payments................      636
            Less current portion...................................      364
                                                                   ---------
            Long-term portion......................................$     272
                                                                   =========


8.     EMPLOYEE RETIREMENT PLANS:

       The Company has maintained a qualified retirement savings plan ("401(k) Plan") since 1991. As amended, all United States employees of the Company who meet the minimum age and service requirements are eligible to participate in the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan equal to a certain percentage of the participating employees' contributions, subject to the limitations imposed by the 401(k) Plan and the Internal Revenue Code. Such contributions amounted to $121, $72 and $83 for 1999, 1998 and 1997, respectively.

       In 1995, the Company established a deferred compensation program ("DCP") to provide key executives and highly compensated employees with supplemental retirement benefits. Eligibility is determined by the Company's Board of Directors. The DCP is not qualified under Section 401 of the Internal Revenue Code. The Company may make discretionary contributions to the DCP equal to a certain percentage of the participants' contributions. Such expenses amounted to $31, $14 and $10 for 1999, 1998 and 1997, respectively.



9.     COMMITMENTS AND CONTINGENCIES:
       -----------------------------

       LEASE COMMITMENTS

       The Company is obligated under various operating leases for equipment and rental space through 2005. Total equipment and rental expenses for 1999, 1998 and 1997 were $903, $959 and $910, respectively. Future minimum equipment and rental payments are as follows: 2000, $745; 2001, $599; 2002, $480; 2003, $149; 2004 and thereafter, $81.

       SHORT-TERM BORROWING ARRANGEMENTS

       On August 31, 1998, the Company entered into a revolving credit agreement under the terms of which a bank committed a maximum credit line of $15,000 to the Company for cash borrowings and letters of credit. The credit facility, which was amended and increased on March 15, 1999 to $20,000, terminates on July 31, 2001. Borrowings under the facility bear interest at either the bank's prime rate of interest, less 0.5%, or at the LIBO rate, plus 1.5%. In addition, the Company pays a quarterly commitment fee of 0.375% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the declaration or payment of dividends, a minimum tangible net worth, as defined, restrictions on annual capital expenditures, a minimum current ratio, as defined, a minimum leverage ratio, a minimum interest coverage, as defined. The credit facility is subject to the bank's periodic review of the Company's operations.

       The Company was in compliance with such covenants at December 31, 1999. At December 31, 1999, there were no borrowings outstanding under the facility and there were letters of credit outstanding of $2,845.

       On March 25, 1998, the Company's primary lender and several of the Company's foreign subsidiaries entered into demand lines of credit letter agreements to provide working capital resources. Demand lines of credit were made available as follows: Saucony Sports BV, Dutch Guilders 3,500,000 and Saucony UK, Inc., British Pounds 800,000. The lines of credit are not committed facilities and as such the availability of advances under the lines of credit are at the sole discretion of the bank. At December 31, 1999, aggregate borrowings under the demand lines of credit amounted to $1,928.

       Saucony Canada, Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a credit line of Canadian Dollars 1,000,000 for cash borrowings and letters of credit. At December 31, 1999, there were no borrowings or letters of credits outstanding under this credit facility.

       At December 31, 1999, the Company was committed under foreign exchange contracts to purchase U.S. dollars in the notional amount of $750 and $735 at December 31, 1999 and January 1, 1999, respectively. Unrealized gains or losses relating to these contracts at December 31, 1999 were not material.

       LITIGATION

       The Company is involved in various routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In management's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, operations or cash flows (irrespective of any potential insurance recovery).


10.    COMMON STOCK:
       ------------

       The Company has two classes of Common Stock. The Class A Common Stock has voting rights. The Class B Common Stock is non-voting, except with respect to amendments to the Company's Articles of Organization that alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely and as otherwise required by law. The Class B Common Stock has certain features, including a "Class B Protection" feature and a premium equal to 110% of the cash dividend, payable on Class A Common Stock, if any, which are intended to minimize the economic reasons for the Class A Common Stock to trade at a premium compared to the Class B Common Stock. The other terms of the Class A Common Stock and Class B Common Stock, including rights with respect to special cash dividends, stock dividends, stock splits, consideration payable in a merger or consolidation and distributions upon liquidation, generally are the same.

       As of December 31, 1999, January 1, 1999 and January 2, 1998, the number of shares of Class A Common Stock and Class B Common Stock outstanding were as follows:

                                                                       Class A                   Class B
                                                                       Common                    Common
                                                                        Stock                     Stock
                                                                        -----                     -----
           Shares outstanding at January 3, 1997.....................  2,703,227                 3,533,659
           Shares issued.............................................         --                    14,428
                                                                     -----------               -----------
           Shares outstanding at January 2, 1998.....................  2,703,227                 3,548,087
           Shares issued.............................................        800                    83,318
           Shares repurchased........................................    (25,000)                  (82,000)
                                                                     ------------              ------------
           Shares outstanding at January 1, 1999.....................  2,679,027                 3,549,405
           Shares issued.............................................      4,100                   128,504
           Shares repurchased........................................    (15,000)                  (26,500)
                                                                     ------------              ------------
           Shares outstanding at December 31, 1999...................  2,668,127                 3,651,409
                                                                     ===========               ===========



11.    STOCK OPTIONS:
       -------------

       Under the Company's 1993 Equity Incentive Plan (the "Equity Incentive Plan") the Company may grant incentive stock options and restricted stock awards to officers, key employees and Directors of the Company. Outside consultants and advisors to the Company are eligible to receive non-statutory stock options and awards of restricted stock.

       The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors which, at its sole discretion, grants options to purchase shares of Common Stock and make awards of restricted stock. The purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, in the case of Incentive Stock Options, the purchase price shall not be less than 100% of the fair market value of such stock at the time of grant of the option. The terms of option agreements are established by the Board of Directors, except in the case of Incentive Stock Options, wherein the term cannot exceed ten years. The vesting schedule is subject to the discretion of the Board of Directors.

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

       At December 31, 1999, a total of 1,150,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the plan.

       The Director Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options upon specified occasions. A total of 100,000 shares of Class B Common Stock have been reserved for issuance under the plan. The option purchase price per share shall equal the fair market value of Class B Common Stock on the date of the grant. The options are exercisable at any time, in whole or in part, prior to the fifth anniversary of the date of the grant. No further options may be granted under the Director Stock Option Plan which expired in 1998. The remaining 62,000 shares reserved under the Plan are no longer available for grant.

       The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan and the Director Stock Option Plan for the three-year reporting period ended December 31, 1999:

                                                                       Shares
                                                                       ------

           Shares available at January 3, 1997.....................    457,726
           Additional shares reserved..............................    350,000
           Awards granted..........................................   (149,150)
           Options expired.........................................     25,278
                                                                   -----------
           Shares available at January 2, 1998.....................    683,854
           Awards granted..........................................    (18,750)
           Options expired.........................................     26,666
           Director stock option plan expiration...................    (62,000)
                                                                   ------------
           Shares available at January 1, 1999.....................    629,770
           Awards granted..........................................   (345,575)
           Options expired or cancelled............................     50,465
                                                                   -----------
           Shares available at December 31, 1999...................    334,660
                                                                   ===========


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

       Stock-based compensation arising from the issuance of restricted stock warrants and below market options, is being amortized to expense over the vesting period of the stock grant or option term and amounted to $38, $24 and $62 for 1999, 1998 and 1997, respectively.

       The following table summarizes the Company's stock option activity as of January 2, 1998, January 1, 1999 and December 31, 1999:

                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise             Option
                                                                Shares             Price             Price Range
                                                                ------             -----             -----------

           Outstanding at January 3, 1997.....................   333,174         $  4.36       $  2.00   - $  12.25

                Granted.......................................   147,350         $  4.50       $  4.44   - $   5.00
                Exercised.....................................   (12,628)        $  3.11       $  2.50   - $   3.69
                Forfeited.....................................   (38,278)        $  5.87       $  2.50   - $   8.50
                Expired.......................................    (3,000)        $  3.35       $  2.88   - $   3.63
                                                              -----------

           Outstanding at January 2, 1998.....................   426,618         $  4.32       $  2.00   - $  12.25

                Granted.......................................    18,750         $  5.05       $  4.44   - $   6.50
                Exercised.....................................   (84,118)        $  3.52       $  2.25   - $   5.00
                Forfeited.....................................    (3,266)        $  3.27       $  2.50   - $   5.00
                Expired.......................................   (23,400)        $  8.46       $  3.69   - $  12.25
                                                              -----------

           Outstanding at January 1, 1999.....................   334,584         $  4.28       $  2.00   - $   6.50

                Granted.......................................   345,575         $  9.84       $  4.13   - $  22.63
                Exercised.....................................  (132,404)        $  3.78       $  2.00   - $   6.50
                Forfeited.....................................   (41,465)        $  8.03       $  4.44   - $  23.63
                Expired.......................................    (4,000)        $  5.75       $  5.75
                Cancelled.....................................   (14,000)        $  5.13       $  4.75   - $   5.63
                                                              -----------

           Outstanding at December 31, 1999...................   488,290         $  7.99       $  4.00   - $  23.63
                                                                 =======




       Options exercisable for shares of the Company's Class A and Class B Common Stock as of January 2, 1998, January 1, 1999 and December 31, 1999 are as follows:


                                                                 Options Exercisable

                                                                                          Weighted Average
                                                                                           Exercise Price
                                                                                           --------------
                                         Class A         Class B                       Class A        Class B
                                         Common          Common                        Common         Common
                                          Stock           Stock          Total          Stock          Stock
                                          -----           -----          -----          -----          -----

              January 2, 1998              4,900         228,586         233,486      $  2.27       $   4.71

              January 1, 1999              4,100         224,054         228,154      $  2.27       $   4.22

              December 31, 1999               --         203,220         203,220        --          $   5.88


       The  following   table   summarizes   information   about  stock  options
       outstanding at December 31, 1999:


                                                   Options Outstanding                       Options Exercisable
                                        -----------------------------------------         -------------------------
                                                          Weighted
                                          Shares           Average       Weighted           Shares         Weighted
                                        Outstanding       Remaining       Average         Exercisable       Average
                     Range of               at           Contractual     Exercise             at           Exercise
                  Exercise Prices        12/31/99           Life           Price           12/31/99          Price
                  ---------------        --------           ----           -----           --------          -----

              $  4.00   - $  4.88          199,090          2.02         $  4.52            131,820        $  4.56
              $  5.00   - $  5.75          130,400          4.02         $  5.12             47,000        $  5.12
              $  6.00   - $  7.00            4,900          3.90         $  6.49                400        $  6.09
              $      11.375                 33,400          4.35         $ 11.38                 --        $     --
              $ 12.50   - $ 13.44            8,500          4.90         $ 12.60                 --        $     --
              $ 14.63   - $ 14.69           44,750          4.80         $ 14.69             24,000        $ 14.69
              $ 16.16   - $ 17.75           60,250          4.81         $ 16.53                 --        $     --
              $ 19.88   - $ 23.63            7,000          4.50         $ 23.09                 --        $     --
                                        ----------                                        ---------
                                           488,290                                          203,220
                                        ==========                                        =========

12.    EARNINGS PER SHARE

       The following table sets forth the computation of basic earnings per common share and diluted earnings per common share (dollars in thousands, except per share amounts):

                                                    1999                       1998                      1997
                                            ---------------------     ----------------------    ----------------------
                                             Earnings    Earnings     Earnings     Earnings     Earnings      Earnings
                                                per         per          per          per          per           per
                                              Common      Common       Common       Common       Common        Common
                                              Share -    Share -       Share -      Share -      Share -       Share -
                                               Basic      Diluted       Basic       Diluted       Basic        Diluted
                                               -----      -------       -----       -------       -----        -------

       Net income (loss)

         Income (loss) from
          continuing operations            $ 10,319     $ 10,319      $ 3,579      $ 3,579      $ (4,032)    $ (4,032)
         Loss from discontinued
          operations                             --           --           --           --          (298)        (298)
                                           --------     --------      -------      -------      ---------    ---------
         Net income (loss) available
          for common shares and
          assumed conversions              $ 10,319     $ 10,319      $ 3,579      $ 3,579      $ (4,330)    $ (4,330)
                                           ========     ========      =======      =======      =========    =========

       Weighted-average common shares
        and equivalents outstanding:

         Weighted-average shares
          outstanding                         6,292        6,292        6,242        6,242         6,240        6,240

         Effect of dilutive securities:
          Stock options                          --          276           --          131            --           --
                                           --------     --------      -------      -------      --------     --------
                                              6,292        6,568        6,242        6,373         6,240        6,240
                                           ========     ========      =======      =======      ========     ========
       Earnings per share:
         Income (loss) from
          continuing operations            $   1.64     $   1.57      $  0.57      $  0.56      $ (0.65)     $  (0.65)
         Loss from discontinued
          operations                           0.00         0.00         0.00         0.00        (0.05)        (0.05)
                                           --------     --------      -------      -------      --------     ---------

         Net income (loss)                 $   1.64     $   1.57      $  0.57      $  0.56      $ (0.70)     $  (0.70)
                                           ========     ========      =======      =======      ========     =========


       Options to purchase 112,000 shares of common stock were outstanding at December 31, 1999, but were not included in the computations of EPS since the options were anti-dilutive. There were no anti-dilutive options outstanding at January 1, 1999 and January 2, 1998.

       The weighted average fair value at date of grant for options granted in 1999, 1998 and 1997 was $4.91, $2.30 and $2.03 per option, respectively.
       The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.5%, 5.6%, and 6.3%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 62.3%, 42.9% and 40.7%; and a weighted-average expected life of the options of 3.5, 5.0 and 5.0 years.

       Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards in 1999, 1998 and 1997, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income
       (loss) per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):


                                                   1999                     1998                       1997
                                          ----------------------     ---------------------     ------------

                                           Earnings     Earnings     Earnings     Earnings     Earnings     Earnings
                                              per          per          per          per          per          per
                                            Common       Common       Common       Common       Common       Common
                                            Share -     Share -       Share -      Share -      Share -      Share -
                                             Basic       Diluted       Basic       Diluted       Basic       Diluted
       Net income (loss):
         As reported                     $  10,319    $  10,319      $ 3,579      $ 3,579      $ (4,330)    $ (4,330)
         Compensation expense for
          stock, net of tax                    304          304          (81)         (81)          (63)         (63)
                                         ---------    ---------      --------     --------     ---------    ---------

       Pro forma net income (loss)       $  10,015    $  10,015        3,498        3,498        (4,393)      (4,393)
                                         =========    =========      =======      =======      =========    =========

       Pro forma earnings per share:
         As reported                     $    1.64    $    1.57      $  0.57      $  0.56      $ (0.70)     $ (0.70)
         Compensation expense for
          stock, net of tax                  (0.05)       (0.05)       (0.01)       (0.01)       (0.01)       (0.01)
                                         ----------   ----------     --------     --------     --------     --------

       Pro forma net income (loss)
         per share                       $    1.59    $    1.52      $  0.56      $  0.55      $ (0.71)     $ (0.71)
                                         =========    =========      =======      =======      ========     ========


       The pro forma net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because SFAS 123 does not take into consideration pro forma compensation expense related to option grants made prior to 1995.

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



13.    INCOME TAXES:

       The provision for income taxes was based on pre-tax income (loss) from continuing operations before minority interest which was subject to taxation by the following jurisdictions (in thousands):

                                          1999             1998           1997
                                          ----             ----           ----

         Pre-tax income (loss):

            United States...............$ 15,864        $  3,870       $    369
            Foreign.....................   1,725           1,368         (4,169)
                                         --------        --------       --------

            Total.......................$ 17,589        $  5,238       $ (3,800)
                                         ========       ========       ========


       The provision (credit) for income taxes consists of the following (in thousands):

                                               1999         1998         1997
                                               ----         ----         ----
         Current:
           Federal...........................$ 5,349      $   830       $ 1,058
           State.............................  1,511          234           309
           Foreign...........................    421          104           223
                                             -------      -------       -------
                                               7,281        1,168         1,590
                                             -------      -------       -------
         Deferred:
           Federal...........................   (139)         239          (971)
           State.............................    (47)          90          (298)
           Foreign...........................    466          (36)       (1,365)
                                             -------      --------      --------
                                                 280          293        (2,634)
                                             -------      --------      --------

         Change in valuation allowance.......   (367)         168         1,399
                                             --------     --------     --------

           Total.............................$ 7,194      $ 1,629      $    355
                                             =======      =======      ========


       The net deferred tax asset or liability reported on the consolidated balance sheet consist of the following items as of December 31, 1999 and January 1, 1999 (in thousands):

                                                                                          1999           1998
                                                                                          ----           ----
         Net current deferred tax assets:
           Allowance for doubtful accounts and discounts..............................$   1,207      $     581
           Inventory allowances and tax costing adjustments...........................      338            336
           Deferred compensation......................................................      330            468
           Other accrued expenses.....................................................      103            172
           Unrealized gain on marketable securities...................................      (70)           (18)
           Foreign loss carryforwards.................................................      232             66
                                                                                      ---------      ---------
              Total...................................................................$   2,140      $   1,605
                                                                                      ---------      ---------

         Net long-term deferred tax assets:
           Foreign loss carryforwards.................................................$     197      $     921
           Valuation allowance........................................................      (98)          (568)
                                                                                      ----------     ----------
              Total...................................................................$      99      $     353
                                                                                      ---------      ---------

         Net long-term deferred tax liabilities:
           Property, plant and equipment..............................................$     868      $     697
           Investment in limited partnership..........................................    1,177          1,154
                                                                                      ---------      ---------
              Total...................................................................$   2,045      $   1,851
                                                                                      ---------      ---------

         Net deferred tax asset.......................................................$     194      $     107
                                                                                      =========      =========

       The  foreign   loss   carryforwards   relate  to   operating   losses  of
       approximately $1,156 which may be carried forward indefinitely. At December 31, 1999, the Company has determined that it is more likely than not that $98 of the deferred tax assets resulting from foreign operating losses will not be realized.

       A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate on pre-tax income from continuing operations before minority interest follows:

                                                                                    1999         1998        1997
                                                                                    ----         ----        ----

         U.S. federal income tax rate...............................................34.3%       34.0%      (34.0%)
         State income tax, net of federal benefit....................................5.5         4.8         0.2
         Non-deductible expenses and tax-exempt income...............................1.7         0.4         0.7
         International tax rate differences..........................................1.6        (7.6)        7.0
         Detriment (benefit) of valuation allowance relating
           to foreign losses........................................................(2.1)        3.2        36.8
         Low-income housing tax credits.............................................(0.1)       (0.7)       (1.4)
         Adjustment of prior years' estimated tax liabilities......................  0.0        (3.0)        0.0
                                                                                   -----       ------      -----

         Effective income tax rate................................................. 40.9%       31.1%        9.3%
                                                                                   ======      ======      ======

       The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $2,002 at December 31, 1999.


14.    DISCONTINUED OPERATIONS:

       On July 4, 1997, the Brookfield Athletic Co., Inc. ("Brookfield"), a wholly owned domestic subsidiary of the Company, sold substantially all of the net assets used in its business of distributing recreational products for $6,841. The Company recorded a pre-tax gain on the sale of $417, net of transaction costs of $278.

       The operating results of Brookfield for the 1997 fiscal year has been segregated from continuing operations and is reported as discontinued operations in the Company's Consolidated Financial Statements. A summary of such results follows (in thousands):

                                                                      1997
                                                                      ----

             Revenues..............................................$  2,381
             Costs and expenses....................................   3,037
                                                                   --------
             Loss before income taxes..............................    (656)
             Income tax benefit....................................    (262)
                                                                   ---------
             Loss from discontinued operations.....................$   (394)
                                                                   =========
             Gain on sale of net assets............................$    417
             Post measurement date operating losses................    (243)
                                                                   ---------
             Gain on disposal before income taxes..................     174
             Income tax expense....................................      78
                                                                   --------
             Gain on disposal of Brookfield business...............$     96
                                                                   ========
             Total loss from discontinued operations...............$   (298)
                                                                   =========



15.    ASSET WRITEDOWNS:
       ----------------

       During 1997, the Company's Australian subsidiary recorded a $1,426 non-recurring charge to write-down accounts receivables (by $858) and other assets (by $568) to their net realizable values. In addition, a write-down of inventory of $1,340 was included in cost of sales in 1997. The Company recorded a deferred tax valuation allowance of $999 relating to net operating loss carryforwards of the Australian subsidiary which are not expected to be realized.

       During the second quarter of fiscal 1997, the Company recorded a non-recurring charge of $850 ($508 after tax, $0.08 per diluted share) to reduce the carrying value of the Company's inactive distribution facility in East Brookfield, Massachusetts to estimated fair value. The fair value of the facility was based on a present value calculation of assumed market rental income using a discount rate of 12.0%.

       This facility consisted of approximately 109,000 square feet of warehouse and distribution space, as well as a retail factory outlet situated on approximately 5.4 acres of land. The facility encompassed nine separate buildings adjoined together. The dates of construction for the buildings range from 1925 to 1972.

       The facility had functioned as an overflow warehouse for the Company. On July 4, 1997, the Company's wholly-owned subsidiary, Brookfield Athletic Co., Inc., ("Brookfield"), sold substantially all of the assets used in Brookfield's business. At that time, approximately 15% of the facilities aggregate square footage was either utilized by the Company or let out. The Company had no current or anticipated future need for the under-utilized space, nor were there any definitive or prospective plans to lease additional space. Attempts to lease the facility were unsuccessful due to the inefficient configuration of the facility. Accordingly, the Company determined that the East Brookfield distribution facility was impaired. Management is assessing the use of this facility and is considering various options. Management believes that the carrying value at December 31, 1999 represents the fair value of the facility.

       The non-recurring charge affected the United States business segment.


16.    GEOGRAPHIC SEGMENT DATA:
       -----------------------

       The following table summarizes the Company's continuing operations by geographic area for the years ended December 31, 1999, January 2, 1998 and January 3, 1997 and identifiable assets as of December 31, 1999, January 1, 1999 and January 2, 1998. Operating income (loss) for fiscal 1997 has been reclassified on a basis consistent with operating segment information presented in Note 17.

                                                                                         (in thousands)

                                                                              1999           1998          1997
                                                                              ----           ----          ----
       REVENUES:

         United States...................................................$   135,410    $    83,617     $    65,711
         International...................................................     19,281         22,193          28,251
                                                                         -----------    -----------     -----------
                                                                         $   154,691    $   105,810     $    93,962
                                                                         ===========    ===========     ===========

       INTERNATIONAL REVENUES:

         United States - based divisions.................................      3,560    $     4,086     $     5,602
         Foreign subsidiaries............................................     15,721         18,107          22,649
                                                                         -----------    -----------     -----------
                                                                         $    19,281    $    22,193     $    28,251
                                                                         ===========    ===========     ===========

       INTER-AREA REVENUES:

         United States...................................................$       828    $       629     $       786
         International...................................................      8,442          9,286           7,430
                                                                         -----------    -----------     -----------
                                                                         $     9,270    $     9,915     $     8,216
                                                                         ===========    ===========     ===========

       TOTAL REVENUES:

         United States...................................................$   136,238    $    84,246     $    66,497
         International...................................................     27,723         31,479          35,681
         Less:  Inter-area eliminations..................................     (9,270)        (9,915)         (8,216)
                                                                         ------------   ------------    ------------
                                                                         $   154,691    $   105,810     $    93,962
                                                                         ===========    ===========     ===========

       OPERATING INCOME (LOSS):

         United States...................................................$    16,815    $     6,902     $     2,934
         International...................................................      1,469         (1,117)         (4,572)
         Less:  Inter-area eliminations..................................        (88)           (44)           (297)
                                                                         ------------   ------------    ------------
                                                                         $    18,196    $     5,741     $    (1,935)
                                                                         ===========    ===========     ============

       IDENTIFIABLE ASSETS:

         United States...................................................$    79,288    $    72,677     $    59,521
         International...................................................     13,078         14,171          13,142
         Less:  Inter-area eliminations..................................    (15,185)       (16,969)        (11,347)
                                                                         ------------   ------------    ------------
                                                                         $    77,181    $    69,879     $    61,316
                                                                         ===========    ===========     ===========


       Revenues are classified based on customer location. Other revenue consists primarily of royalty income and freight and handling income on product shipments. Inter-area revenues consist primarily of inventory shipments to the Company's international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales. Operating income consists of revenue, less cost of sales, selling expenses and general and administrative expenses and for 1997 includes non-recurring charges of $850 and $2,766 relating to the reduction in the carrying value of the Company's East Brookfield, Massachusetts facility to market and the Australian subsidiaries write-down of assets to estimated realizable values, respectively.


17.    OPERATING SEGMENT DATA:
       ----------------------

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

       The following table summarizes the Company's operating segments for the years ended December 31, 1999, January 1, 1999 and January 2, 1998 and identifiable assets as of December 31, 1999, January 1, 1999 and January 2, 1998:

                                                                               (in thousands)
                                                                     1999           1998           1997
                                                                     ----           ----           ----
           REVENUES:
              Saucony............................................$  132,275      $  86,651      $   78,771
              Other..............................................    22,416         19,159          15,191
                                                                 ----------      ---------      ----------
                                                                 $  154,691      $ 105,810      $   93,962
                                                                 ==========      =========      ==========
           PRE-TAX INCOME (LOSS):
              Saucony............................................$   18,965      $   5,497      $   (2,946)
              Other Products.....................................    (1,376)          (259)           (854)
                                                                 -----------     ----------     -----------
              Total segment pre-tax income (loss)................    17,589          5,238          (3,800)
              Provision for income taxes.........................     7,194          1,629             355
              Minority interest..................................        76             30            (123)
                                                                 ----------      ---------      -----------

           Net income (loss) from continuing operations..........$   10,319      $   3,579      $   (4,032)
                                                                 ==========      =========      ===========

           ASSETS:
              Saucony............................................$   61,584      $  53,906      $   51,974
              Other Products.....................................    15,597         15,973           9,342
                                                                 ----------      ---------      ----------
                                                                 $   77,181      $  69,879      $   61,316
                                                                 ==========      =========      ==========
           DEPRECIATION AND AMORTIZATION:
              Saucony............................................$    1,516      $   1,606      $    1,493
              Other Products.....................................       346            230             101
                                                                 ----------      ---------      ----------
                                                                 $    1,862      $   1,836      $    1,594
                                                                 ==========      =========      ==========
           INTEREST, NET:
              Saucony............................................$      228      $     252      $      568
              Other Products.....................................       455            455             249
                                                                 ----------      ---------      ----------
                                                                 $      683      $     707      $      817
                                                                 ==========      =========      ==========
           COMPONENTS OF INTEREST, NET
              Interest expense...................................$      729      $     733      $      888
              Interest income....................................        46             26              71
                                                                 ----------      ---------      ----------
                Interest, net....................................$      683      $     707      $      817
                                                                 ==========      =========      ==========


18.    MAJOR CUSTOMER:
       --------------

       During 1999 and 1998, the Company had one customer that accounted for approximately 15% and 13% of gross sales, respectively. For 1997 the Company did not have a customer account for more than 10% of gross sales.

19.    ACQUISITIONS:
       ------------

       SAUCONY S.P. PTY. LTD.

       On April 2, 1998, Hyde International Services, Limited ("Hyde International"), a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Saucony S.P. Pty. Ltd.'s capital stock (other than those shares already owned by Hyde International) for a nominal amount. Saucony S.P. Pty. Ltd. is currently in the process of liquidation.

       MERLIN

       On February 17, 1998, the Company acquired substantially all of the assets of Merlin Materials, Inc. ("Merlin"), a manufacturer of high-end titanium road and mountain bicycle frames, for $644 in cash. The acquisition was accounted for as a purchase. Goodwill of $120, representing the excess of the acquisition cost over the net assets acquired, is being amortized on a straight-line basis over 15 years.

       The Merlin purchase agreement included provisions for additional purchase price consideration in the form of deferred contingent amounts. The earnout payouts are subject to annual maximum earnout amounts for each of the three fiscal years, covered by the Agreement, and a cumulative aggregate earnout amount not to exceed $1,200. As of December 31, 1999 and January 1, 1999, the Company had not incurred any additional obligations under the deferred contingent payout clause.

       REAL DESIGN

       On August 11, 1998, Quintana Roo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Real Product Design, Inc. ("Real"), a manufacturer of bicycle components for $240 in cash. The acquisition was accounted for as a purchase.

       The Real purchase agreement included provisions for additional purchase price consideration in the form of contingent earnout amounts. The cumulative earnout amount cannot exceed approximately $380. As of December 31, 1999 and January 1, 1999, the Company had not incurred any additional obligations under the deferred contingent payout clause.

20.    CONCENTRATION OF CREDIT RISK:
       ----------------------------

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

       Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers financial condition but does not generally require collateral. Approximately 41% of the Company's gross trade receivables balance was represented by 17 customers at December 31, 1999, which exposes the Company to a concentration of credit risk.


21.    FAIR VALUE OF FINANCIAL INSTRUMENTS:
       -----------------------------------

       The carrying value of cash, cash equivalents, receivables, long-term debt and other notes payable approximates fair value. The Company believes similar terms for current long-term debt and other notes payable would be attainable. The fair value of marketable securities is estimated based upon quoted market prices for these securities. The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates. At December 31, 1999 and January 1, 1999, the notational value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $750 and $735, respectively. Gains and losses on forward exchange contracts are deferred and offset against foreign currency exchange gains and losses on the underlying hedged item. At December 31, 1999 and January 1, 1999, estimated fair value of the Company's financial instruments approximated the carrying value.


22.    COMPREHENSIVE INCOME:
       --------------------

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

       The following table sets forth comprehensive income for the years ended December 31, 1999, January 1, 1999 and January 2, 1998 (in thousands):


                                                                          1999             1998          1997
                                                                          ----             ----          ----

              Net income (loss)........................................$  10,319      $   3,579      $  (4,330)
                                                                       ---------      ---------      ----------

              Other comprehensive income (loss):
                Foreign currency translation adjustment................$     (36)     $    (111)     $    (183)
                Income tax expense (benefit) related to
                  other comprehensive income (loss)....................      (30)           (32)             5
                Reclassification adjustment, net of tax................       57             27             --
                                                                       ---------      ---------      ---------
              Other comprehensive income (loss), net
                of tax.................................................$      51      $     (52)     $    (188)
                                                                       ---------      ----------     ----------

              Comprehensive income (loss)..............................$  10,370      $   3,527      $  (4,518)
                                                                       =========      =========      ==========


23.    QUARTERLY INFORMATION:
       ---------------------

                                                                                   (Unaudited)
                                                                     (in thousands, except per share amounts)


              1999                                                Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                                ---------    ---------    ---------    ---------

              Net sales.........................................$   42,406   $   37,706   $   43,454    $   30,492
              Gross profit......................................    15,421       14,137       17,371        11,895
              Net income........................................     3,333        2,257        3,094         1,635
              Earnings per share:
                Basic...........................................      0.54         0.36         0.49         0.26
                Diluted.........................................      0.52         0.34         0.47         0.25


              1998 (1)                                            Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                                ---------    ---------    ---------    ---------

              Net sales.........................................$   29,624   $   26,562   $   26,056    $   22,832
              Gross profit......................................     9,973       10,082        9,250         8,146
              Net income........................................       989          689          818         1,083
              Earnings per share:
                Basic...........................................      0.16         0.11         0.13         0.17
                Diluted.........................................      0.16         0.11         0.13         0.17


       --------------

       (1)Quarterly net income for each of the four quarters of fiscal 1998 have been restated. The earnings restatement had no impact on earnings per share.

       Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum may not equal the total earnings per share amounts for fiscal 1999 and fiscal 1998.




                                        SAUCONY, INC. AND SUBSIDIARIES
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, January 1, 1999 and January 2, 1998

                                            (dollars in thousands)



                                                                                 Additions
                                                                     Balance     charged to    Deductions     Balance
                                                                    beginning    costs and        from          end
                                                                     of year      expenses      reserve       of year
                                                                     -------      --------      -------       -------

Year ended December 31, 1999:

  Allowance for doubtful accounts and discounts...................$   1,880      $  7,151      $   5,497     $   3,534

Year ended January 1, 1999:
  Allowance for doubtful accounts and discounts...................$   2,032      $  4,908      $   5,060     $   1,880

Year ended January 2, 1998:
  Allowance for doubtful accounts and discounts...................$   1,234      $  5,475      $   4,677     $   2,032



                              EXHIBIT INDEX

Exhibit
Number                          Description


3.1       Restated Articles of Organization, as amended, of the Registrant are incorporated herein by reference to the Registrant's current
          report on Form 8-K dated May 21, 1998.                              *

3.2       By-Laws, as amended, of the Registrant are incorporated
          herein by reference to Exhibit 3.3 to the Registrant's
          Registration Statement on Form S-2, as amended
          (File No. 33-61040) (the "Form S-2").                               *

10.1      Credit Agreement between the Registrant and State Street
          Bank and Trust Company dated August 31, 1998 incorporated
          herein by reference to Exhibit 10.2 to the Registrant's Quarterly
          Report on Form 10-Q for the fiscal quarter ended October 2, 1998.   *

10.2      Amendment dated March 15, 1999 to the Credit Agreement
          between the Registrant and State Street Bank and Trust
          Company, dated August 31, 1998, incorporated herein by
          reference to Exhibit 10.2 to the Registrant's Annual Report
          on Form 10-K for the year ended January 1, 1999.                    *

10.3**    1982 Employee Stock Option Plan, as amended, is
          incorporated herein by reference to Exhibit 10.7 to the Form S-2    *

10.4**    1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report
          on Form 10-K for the fiscal year ended January 2, 1998.             *

10.5**    Amendment No. 3 to 1993 Equity Incentive Plan

10.6**    VP Bonus Plan is incorporated herein by reference to
          Exhibit 10.19 to the Form S-2                                       *

10.7**    1993 Director Option Plan is  incorporated  herein by reference to
          Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1993, as amended (the "1993
          Form 10-Q")                                                         *

21        Subsidiaries of the Registrant

23.1      Consent of PricewaterhouseCoopers LLP

23.2      Consent of Grant Thornton

27        Financial Data Schedule for the fiscal year ended December 31, 1999.


*         Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.