Form 10-K/A
period 1999-12-31
SAUCONY INC
filed 2000-04-10
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                 AMENDMENT NO. 1

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


                                   FORM 10-K/A

                                EXPLANATORY NOTE

This amendment is filed for the purposes of filing Exhibit 23.1 to the registrant's annual report on Form 10-K for the year ended December 31, 1999 and of correcting the Exhibit Index to the annual report to reflect the incorporation of Exhibit 23.2 thereto by reference to the registrant's annual report on Form 10-K for the year ended January 2, 1998.

The Exhibit Index immediately preceding the exhibits filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1999 is hereby amended and restated in its entirety as follows:


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

21       Subsidiaries of the Registrant

23.1     Consent of PricewaterhouseCoopers LLP

23.2     Consent of Grant Thornton, incorporated herein by reference to
         Exhibit 23.2 to the Registrant's Annual Report on Form 10-K for
         the fiscal year ended January 2, 1998.                            *

27       Financial Data Schedule for the fiscal year ended December 31, 1999.


*        Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.



                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.



         SAUCONY, INC.
         (Registrant)


By:      /s/ Charles A. Gottesman
         Chief Operating Officer

Date:    April 10, 2000