Form 10-Q
period 2000-03-31
SAUCONY INC
filed 2000-05-15
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                Yes [ X ] No [ ]


                  Class                           Outstanding as of May 9, 2000

Class A Common Stock-$.33 1/3 Par Value                     2,618,827
Class B Common Stock-$.33 1/3 Par Value                     3,612,769
                                                            ---------
                                                            6,231,596






                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999...............................................3

     Condensed Consolidated Statements of Income for the
         thirteen weeks ended March 31, 2000 and April 2, 1999 ..............4

     Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended March 31, 2000 and April 2, 1999...............5

     Notes to Condensed Consolidated Financial Statements --
         March 31, 2000....................................................6-8

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................9-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........12

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................13

Signature...................................................................14

PART I.  FINANCIAL INFORMATION

                                           SAUCONY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                               (Amounts in thousands)

                                                       ASSETS
                                                                                 March 31,       December 31,
                                                                                   2000              1999
                                                                                   ----              ----
Current assets:
   Cash and cash equivalents....................................................$   2,115        $    3,515
   Accounts receivable..........................................................   38,753            23,968
   Inventories..................................................................   33,641            35,270
   Prepaid expenses and other current assets....................................    3,427             3,727
                                                                                ---------        ----------
     Total current assets.......................................................   77,936            66,480
                                                                                ---------        ----------

Property, plant and equipment, net..............................................    8,060             8,279
                                                                                ---------        ----------
Other assets....................................................................    2,427             2,422
                                                                                ---------        ----------
Total assets....................................................................$  88,423        $   77,181
                                                                                =========        ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................................................$  13,005        $    1,928
   Current maturities of long-term debt.........................................      379               375
   Accounts and letters of credit payable.......................................    4,680             5,897
   Accrued expenses and other current liabilities...............................    7,152             7,203
                                                                                ---------        ----------
     Total current liabilities..................................................   25,216            15,403
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt and capital lease obligations.................................      186               292
   Deferred income taxes........................................................    2,051             2,045
   Other long-term obligations..................................................      175               171
                                                                                ---------        ----------
     Total long-term obligations................................................    2,412             2,508
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries..................................      330               308
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value.............................................    2,242             2,222
   Additional paid in capital...................................................   17,088            16,815
   Retained earnings............................................................   45,887            42,679
   Accumulated other comprehensive income.......................................     (703)             (564)
                                                                                ----------       -----------
                                                                                   64,514            61,152

Less:      Common stock held in treasury, at cost...............................   (3,763)           (2,179)
           Notes receivable.....................................................     (276)                0
           Unearned compensation................................................      (10)              (11)
                                                                                ----------       -----------
              Total stockholders' equity........................................   60,465            58,962
                                                                                ---------        ----------

Total liabilities and stockholders' equity......................................$  88,423        $   77,181
                                                                                =========        ==========

                              See notes to condensed consolidated financial statements



                                           SAUCONY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2000 AND APRIL 2, 1999

                                                     (Unaudited)
                                    (Amounts in thousands, except per share data)

                                                                              Thirteen Weeks   Thirteen Weeks
                                                                                   Ended            Ended
                                                                              March 31, 2000    April 2, 1999
                                                                              --------------    -------------

Net sales.......................................................................$  46,416        $   42,406
Other revenue ..................................................................      139               208
                                                                                ---------        ----------
Total revenue ..................................................................   46,555            42,614
                                                                                ---------        ----------

Costs and expenses
   Cost of sales................................................................   29,070            26,985
   Selling expenses.............................................................    7,081             5,433
   General and administrative expenses..........................................    4,784             4,308
                                                                                ---------        ----------
     Total costs and expenses...................................................   40,935            36,726
                                                                                ---------        ----------

Operating income................................................................    5,620             5,888

Non-operating income (expense)
   Interest, net................................................................     (132)             (146)
   Foreign currency.............................................................      (47)               26
   Other........................................................................       87                24
                                                                                ---------        ----------

Income before income taxes and minority interest................................    5,528             5,792

Provision for income taxes......................................................    2,297             2,430

Minority interest in income of consolidated subsidiaries........................       23                29
                                                                                ---------        ----------

Net income......................................................................$   3,208        $    3,333
                                                                                =========        ==========

Per share amounts:

Earnings per common share - basic...............................................$    0.51        $     0.54
                                                                                =========        ==========
Earnings per common share - diluted.............................................$    0.50        $     0.52
                                                                                =========        ==========

Weighted average common shares..................................................    6,266             6,229
                                                                                =========        ==========
Weighted average common shares and
   equivalents outstanding......................................................    6,443             6,363
                                                                                =========        ==========

Cash dividends per share of common stock........................................        0                 0
                                                                                =========        ==========

                              See notes to condensed consolidated financial statements



                         SAUCONY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2000 AND APRIL 2, 1999
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)

                                   (unaudited)

                                                                                March 31,        April 2,
                                                                                  2000             1999
                                                                                  ----             ----
Cash flows from operating activities:
     Net income.................................................................$  3,208         $   3,333
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................     510               462
     Provision for bad debts and discounts......................................   1,532             2,146
     Deferred income tax expense (benefit)......................................     427              (617)
     Other......................................................................      29                33
   Changes in  operating  assets  and  liabilities,  net of  effect  of  foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable.................................................... (16,468)          (16,268)
         Inventories............................................................   1,388             2,377
         Prepaid expenses and other current assets..............................      78                24
       Increase (decrease) in liabilities:
         Accounts payable.......................................................  (1,160)           (2,170)
         Accrued expenses.......................................................    (227)            2,951
                                                                                ---------        ---------
   Total adjustments............................................................ (13,891)          (11,062)
                                                                                ---------        ----------

Net cash used by operating activities........................................... (10,683)           (7,729)
                                                                                ---------        ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (239)             (330)
   Increase in deferred charges, deposits and other.............................      18               (10)
   Marketable securities - realized and unrealized gain.........................     (84)               (8)
                                                                                ---------        ----------
Net cash used by investing activities...........................................    (305)             (348)
                                                                                ---------        ----------

Cash flows from financing activities:
   Net short-term borrowings....................................................  11,164             4,210
   Repayment of long-term debt and capital lease obligations....................    (103)             (121)
   Common stock repurchased.....................................................  (1,584)               --
   Issuances of common stock, including options.................................      17                 2
                                                                                --------         ---------

Net cash provided by financing activities.......................................   9,494             4,091
Effect of exchange rate changes on cash and cash equivalents....................      94                89
                                                                                --------         ---------
Net decrease in cash and cash equivalents.......................................  (1,400)           (3,897)
Cash and equivalents at beginning of period.....................................   3,515             5,495
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$  2,115         $   1,598
                                                                                ========         =========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Income taxes, net of refunds...............................................$  2,065         $     837
                                                                                ========         =========
     Interest...................................................................$    160         $     135
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................      --         $     114
                                                                                ========         =========

                                       See notes to condensed consolidated financial statements

                                  SAUCONY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 1999. Operating results for thirteen weeks ended March 31, 2000, are not necessarily indicative of the results for the entire year.


NOTE 2 - RECLASSIFICATION

Certain items in prior years' Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.


NOTE 3 - INVENTORIES

Inventories at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):


                                        March 31,         December 31,
                                           2000               1999
                                           ----               ----

       Finished goods.................$    28,339        $    30,067

       Work in progress...............        680                920

       Raw materials..................      4,622              4,283
                                      -----------        -----------

                                      $    33,641        $    35,270
                                      ===========        ===========











NOTE 4 - EARNINGS PER SHARE

                                                                             (Unaudited)
                                                              (in thousands, except per share amounts)

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                           March 31, 2000                  April 2, 1999

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted

Net income...........................................$    3,208      $   3,208      $    3,333     $    3,333
                                                     ==========      =========      ==========     ==========

Weighted average shares outstanding..................     6,266          6,266           6,229          6,229

Effect of dilutive securities:
   Stock options.....................................         0            177               0            134
                                                     ----------      ---------      ----------     ----------

Weighted average common shares and
   equivalents outstanding...........................     6,266          6,443           6,229          6,363
                                                     ==========      =========      ==========     ==========

Earnings per share...................................$     0.51      $    0.50      $    0.54      $     0.52
                                                     ==========      =========      =========      ==========






NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                                                        (in thousands)

                                                                             Thirteen Weeks        Thirteen Weeks
                                                                                  Ended                 Ended
                                                                             March 31, 2000         April 2, 1999
                                                                             --------------         -------------

Net income......................................................................$  3,208             $  3,333

Other comprehensive loss:
   Foreign currency translation adjustment......................................    (139)                (186)
   Income tax benefit related to other comprehensive loss.......................     (53)                (137)
                                                                                ---------            ---------

Other comprehensive loss, net of tax............................................     (86)                 (49)
                                                                                ---------            ---------

Comprehensive income............................................................$  3,122             $  3,284
                                                                                ========             ========


NOTE 6 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony Segment and Other Products Segment. The determination of the reportable segments for the thirteen weeks ended March 31, 2000 and April 2, 1999, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


                                                                              (in thousands)

                                                                    Thirteen Weeks     Thirteen Weeks
                                                                         Ended              Ended
                                                                    March 31, 2000      April 2, 1999
                                                                    --------------      -------------
       Revenue:
            Saucony..................................................$    42,135        $    37,827
           Other products............................................      4,420              4,787
                                                                     -----------        -----------
                Total revenue........................................$    46,555        $    42,614
                                                                     ===========        ===========

       Income (loss) before income taxes and minority interest:
           Saucony...................................................$     6,296        $     6,065
           Other products............................................       (768)              (273)
                                                                     ------------       ------------
                Total................................................$     5,528        $     5,792
                                                                     ===========        ===========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.


      HIGHLIGHTS

                 Thirteen Weeks Ended March 31, 2000 Compared to
                       Thirteen Weeks Ended April 2, 1999

                                                              Percent Change
                                                            Increase (Decrease)

         Net sales................................................ 9.5%
         Gross profit.............................................12.5
         Selling, general and administrative......................21.8


                                                                $ Change

         Operating income.......................................($ 268)
         Income before tax......................................  (264)
         Net income.............................................  (125)



                                                         Percent of Net Sales
                                                         2000            1999
                                                         ----            ----

         Gross profit..................................  37.4%           36.4%
         Selling, general and administrative...........  25.6            23.0
         Operating income..............................  12.1            13.9
         Income before tax.............................  11.9            13.7
         Net income....................................   6.9             7.9


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony product line and our other product lines for the thirteen weeks ended March 31, 2000 and April 2, 1999:


                         Thirteen Weeks Ended March 31, 2000 and April 2, 1999

                                    2000                            1999
                        --------------------------         --------------------

   Saucony..............$  42,001         90.5%          $  37,675         88.8%

   Other................    4,415          9.5%              4,731         11.2%
                        ---------       -------          ---------      --------

   Total................$  46,416        100.0%          $  42,406        100.0%
                        =========       =======          =========      ========



THIRTEEN WEEKS ENDED MARCH 31, 2000 COMPARED TO THIRTEEN WEEKS ENDED APRIL 2,
1999

CONSOLIDATED NET SALES

Net sales increased 9% to $46,416 in the thirteen weeks ended March 31, 2000 from $42,406 in the thirteen weeks ended April 2, 1999. At constant currency exchange rates, the net sales increase for the thirteen weeks ended March 31, 2000 would have been 10%.

On a geographic basis, domestic net sales increased $3,546, or 10%, to $40,462 in the thirteen weeks ended March 31, 2000 from $36,916 in the thirteen weeks ended April 2, 1999. International net sales increased $464, or 9%, to $5,954 in the thirteen weeks ended March 31, 2000 from $5,490 in the thirteen weeks ended April 2, 1999.

SAUCONY BRAND SEGMENT

Worldwide net sales of Saucony-branded footwear and apparel increased 11% to $42,001 in the thirteen weeks ended March 31, 2000 from $37,675 in the thirteen weeks ended April 2, 1999, primarily due to 13% unit volume growth in the footwear category. Overall average selling prices declined 1% in the thirteen weeks ended March 31, 2000 due to a higher proportion of more moderately priced Originals in our domestic product mix.

On a geographic basis, domestic net sales increased $3,882, or 12%, to $36,525 in the thirteen weeks ended March 31, 2000 from $32,643 in the thirteen weeks ended April 2, 1999 due primarily to a 12% increase in footwear unit volumes. Average per pair wholesale sell prices remained consistent in the thirteen weeks ended March 31, 2000 as compared to the thirteen weeks ended April 2, 1999. Originals unit volume accounted for 58% of domestic unit volume in the thirteen weeks ended March 31, 2000 compared to 44% of domestic unit volume in the thirteen weeks ended April 2, 1999.

International net sales increased $444, or 9%, to $5,476 in the thirteen weeks ended March 31, 2000 from $5,032 in the thirteen weeks ended April 2, 1999 due primarily to increased footwear unit volume shipments at our Western Europe subsidiaries and increased distributor footwear unit volume.

OTHER PRODUCTS SEGMENT

Net sales of Other Products decreased $316, or 7%, to $4,415 in the thirteen weeks ended March 31, 2000 from $4,731 in the thirteen weeks ended April 2, 1999, due primarily to lower unit volume at our cycling division and, to a lesser extent, lower unit volume of Hind-branded apparel, offset in part by increased sales at our factory outlet division stores due to the addition of two factory outlet stores.

COST AND EXPENSES

Our gross profit increased 12% to $17,346 in the thirteen weeks ended March 31, 2000 from $15,421 in the thirteen weeks ended April 2, 1999 due to higher domestic unit volumes. Gross margin improved 1.0% to 37.4% in the thirteen weeks ended March 31, 2000 from 36.4% in the thirteen weeks ended April 2, 1999 due to a change in our product mix and lower levels of product returns.

Selling, general and administrative expenses increased in absolute dollars and as a percent of net sales to $11,865, or 25.6% of net sales, in the thirteen weeks ended March 31, 2000 from $9,741, or 23.0% of net sales, in the thirteen weeks ended April 2, 1999. The increase in selling, general and administrative expenses was due to planned increases in television and print media, increased athlete and event sponsorship, increased variable selling expenses, administrative staffing increases and increased professional fees, offset in part by lower provisions for doubtful accounts. Selling expenses as a percent of net sales increased to 15.3% in the thirteen weeks ended March 31, 2000 from 12.8% in the thirteen weeks ended April 2, 1999, while general and administrative expenses increased to 10.3% of net sales in the thirteen weeks ended March 31, 2000 from 10.2% in the thirteen weeks ended April 2, 1999.

Net interest expense decreased 10% to $132 in the thirteen weeks ended March 31, 2000 from $146 in the thirteen weeks ended April 2, 1999 due to lower average debt levels in the thirteen weeks ended March 31, 2000.

INCOME BEFORE TAX AND MINORITY INTEREST

                                                      Thirteen Weeks Ended
                                                  March 31,          April 2,
                                                    2000               1999
                                                    ----               ----

     Segment
       Saucony Brand.............................$   6,296          $  6,065
       Other Products............................     (768)             (273)
                                                 ----------         ---------
       Total.....................................$   5,528          $  5,792
                                                 =========          ========

Consolidated income before tax decreased to $5,528 in the thirteen weeks ended March 31, 2000 from $5,792 in the thirteen weeks ended April 2, 1999 due primarily to increased losses incurred at our cycling division due to lower sales volume, lower production utilization and a high level of administrative overhead.

INCOME TAXES

The provision for income taxes decreased to $2,297 in the thirteen weeks ended March 31, 2000 from $2,430 in the thirteen weeks ended April 2, 1999, due primarily to decreased domestic pre-tax income. The effective tax rate decreased to 41.6% in the thirteen weeks ended March 31, 2000 from 42.0% in the thirteen weeks ended April 2, 1999 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

NET INCOME

Net income decreased to $3,208 in the thirteen weeks ended March 31, 2000 from $3,333 in the thirteen weeks ended April 2, 1999. Diluted earnings per share decreased to $0.50 in the thirteen weeks ended March 31, 2000 compared to $0.52 in the thirteen weeks ended April 2, 1999. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,443 and 6,363, respectively, in the thirteen weeks ended March 31, 2000 and April 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, our cash and cash equivalents totaled $2,115, a decrease of $1,400 from December 31, 1999. The decrease is due primarily to an increase in accounts receivable of $14,936, net of the provision for bad debt and discounts, offset by a decrease in inventory of $1,388 and an increase in borrowings against our domestic and foreign credit facilities of $11,164. The increase in accounts receivable is due to increased net sales of our Saucony footwear products in the thirteen weeks ended March 31, 2000. Our days sales outstanding for accounts receivable increased to 76 days in the thirteen weeks ended March 31, 2000 from 72 days in the thirteen weeks ended April 2, 1999. Inventories decreased $1,388 in the thirteen weeks ended March 31, 2000 due to management of domestic inventory levels. Our inventory turns ratio decreased to
3.4 turns in the thirteen weeks ended March 31, 2000 from 3.6 turns in the thirteen weeks ended April 2, 1999. The number of days sales in inventory increased 9% to 105 days in the thirteen weeks ended March 31, 2000 from 96 days in the thirteen weeks ended April 2, 1999 due to future shipment requirements.

For the thirteen weeks ended March 31, 2000, we used $10,683 of net cash from operating activities, expended $239 to acquire capital assets, borrowed $11,164 from our credit facilities, expended $103 to reduce long-term debt and $1,584 to repurchase shares of our Common Stock.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the thirteen weeks ended March 31, 2000 included a decrease of $1,160 in accounts payable (due to lower inventory levels) and a decrease of $227 in accrued expenses (due primarily to the payment of fiscal 1999 incentive compensation).

OVERALL LIQUIDITY

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments.

INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been non-existent as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into forward foreign exchange contracts to minimize certain transaction currency risk.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have performed an analysis to assess the potential effect of reasonably possible near-term changes in inflation and foreign currency exchange rates. The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by us from foreign suppliers has been non-existent as all the transactions were denominated in U.S. dollars. However, we are subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into certain forward foreign exchange contracts to minimize the transaction currency risk.







PART II.  OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

a.            Exhibits

              27 - Financial Data Schedule

              99.1 - Certain Factors That May Affect Future Results, incorporated herein by reference to pages 19-21 of the Company's Annual Report on Form 10-K for the period ended December 31, 1999. Such Form 10-K shall not be deemed to be filed herewith except to the extent that portions thereof are expressly incorporated by reference herein.

b.            Reports on Form 8-K

              None.




                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Saucony, Inc.


Date:   May 15, 2000                              By: /s/ Michael Umana
                                                  ---------------------
                                                  Michael Umana
                                                  Vice President, Finance
                                                  Chief Financial Officer
                                                  (Duly authorized officer and
                                                  principal financial officer)