Form 10-Q
period 2000-06-30
SAUCONY INC
filed 2000-08-10
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                                Yes [ X ] No [ ]

                    Class                     Outstanding as of August 7, 2000

Class A Common Stock-$.33 1/3 Par Value                   2,594,027
Class B Common Stock-$.33 1/3 Par Value                   3,586,469
                                                          ---------
                                                          6,180,496


                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2000
       and December 31, 1999.......................................3

     Condensed  Consolidated  Statements  of Income for the  thirteen  weeks and twenty-six weeks ended June 30, 2000 and
       July 2, 1999................................................4

     Condensed Consolidated Statements of Cash Flows for the
       twenty-six weeks ended June 30, 2000 and July 2, 1999.......6-7

     Notes to Condensed Consolidated Financial Statements -
       June 30, 2000...............................................8-10

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................11-16

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...16


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........17
Item 5.  Stockholder Proposals for the 2001 Annual Meeting of
     Stockholders...................................................17
Item 6.  Exhibits and Reports on Form 8-K...........................18

Signature...........................................................19





ITEM 1:  FINANCIAL STATEMENTS

                         SAUCONY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                 (in thousands)

                                     ASSETS

                                                                               (Unaudited)       (Audited)
                                                                                June 30,       December 31,
                                                                                  2000             1999
                                                                                  ----             ----
Current assets:
   Cash and cash equivalents....................................................$  2,227         $   3,515
   Accounts receivable, net.....................................................  35,720            23,968
   Inventories, net.............................................................  35,835            35,270
   Prepaid expenses and other current assets....................................   4,892             3,727
                                                                                --------         ---------
     Total current assets.......................................................  78,674            66,480
                                                                                --------         ---------

Property, plant and equipment, net..............................................   7,331             8,279
                                                                                --------         ---------
Other assets....................................................................   2,059             2,422
                                                                                --------         ---------
Total assets....................................................................$ 88,064         $  77,181
                                                                                ========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................................................$ 10,296         $   1,928
   Current maturities of long term debt.........................................     370               375
   Accounts payable.............................................................   5,814             5,897
   Accrued expenses and other current liabilities...............................   7,659             7,203
                                                                                --------         ---------
     Total current liabilities..................................................  24,139            15,403
                                                                                --------         ---------

Long-term obligations:
   Long-term debt...............................................................      69               292
   Deferred income taxes........................................................   2,093             2,045
   Other long-term obligations..................................................     179               171
                                                                                --------         ---------
     Total long-term obligations................................................   2,341             2,508
                                                                                --------         ---------

Minority interest in consolidated subsidiaries..................................     334               308
                                                                                --------         ---------

Stockholders' equity:
   Common stock, $.33 1/3 par value.............................................   2,242             2,222
   Additional paid-in capital...................................................  17,088            16,815
   Retained earnings............................................................  47,260            42,679
   Accumulated other comprehensive income.......................................    (763)             (564)
                                                                                ---------        ----------
     Total......................................................................  65,827            61,152

Less:
   Common stock held in treasury, at cost.......................................  (4,293)           (2,179)
   Notes receivable.............................................................    (276)                0
   Unearned compensation........................................................      (8)              (11)
                                                                                ---------        ----------
     Total stockholders' equity.................................................  61,250            58,962
                                                                                --------         ---------

Total liabilities and stockholders' equity......................................$ 88,064         $  77,181
                                                                                ========         =========

                             See notes to condensed consolidated financial statements

                                      SAUCONY, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Income
                 For the Thirteen Weeks and Twenty-Six Weeks Ended June 30, 2000 and July 2, 1999

                                                  (Unaudited)
                                       (in thousands, except per share data)

                                                                 Thirteen     Thirteen    Twenty-Six   Twenty-Six
                                                                   Weeks        Weeks        Weeks        Weeks
                                                                   Ended        Ended        Ended        Ended
                                                                 June 30,      July 2,     June 30,      July 2,
                                                                   2000         1999         2000         1999
                                                                   ----         ----         ----         ----

Net sales.......................................................$  43,439    $  37,706    $  89,855     $ 80,112
Other revenue...................................................      123           74          262          282
                                                                ---------    ---------    ---------     --------
Total revenue...................................................   43,562       37,780       90,117       80,394
                                                                ---------    ---------    ---------     --------

Costs and expenses
   Cost of sales................................................   26,636       23,569       55,706       50,554
   Selling expenses.............................................    6,926        5,908       14,007       11,341
   General and administrative expenses..........................    4,386        4,246        9,170        8,554
   Loss on sale of cycling division and related expenses........    2,944            0        2,944            0
                                                                ---------    ---------    ---------     --------
     Total costs and expenses...................................   40,892       33,723       81,827       70,449
                                                                ---------    ---------    ---------     --------

Operating income................................................    2,670        4,057        8,290        9,945

Non-operating income (expense)
   Interest, net................................................     (230)        (246)        (362)        (392)
   Foreign currency.............................................        1          (11)         (46)          15
   Other........................................................      (43)          13           44           37
                                                                ----------   ---------    ---------     --------

Income before income taxes and minority interest................    2,398        3,813        7,926        9,605
Provision for income taxes......................................    1,015        1,543        3,312        3,973
Minority interest in income of consolidated subsidiaries........       10           13           33           42
                                                                ---------    ---------    ---------     --------
Net income......................................................$   1,373    $   2,257    $   4,581     $  5,590
                                                                =========    =========    =========     ========

Per share amounts:

Earnings per common share - basic ..............................$     0.22   $     0.36   $     0.73    $    0.90
                                                                ==========   ==========   ==========    =========
Earnings per common share - diluted.............................$     0.22   $     0.34   $     0.71    $    0.86
                                                                ==========   ==========   ==========    =========

Weighted average common shares and equivalents outstanding......    6,376        6,625        6,410        6,512
                                                                =========    =========    =========     ========

Cash dividends per share of common stock........................        0            0            0            0
                                                                =========    =========    =========     ========

                             See notes to condensed consolidated financial statements




                                          SAUCONY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                           For the Twenty-six Weeks Ended June 30, 2000 and July 2, 1999

                               Increase (decrease) in Cash and Cash Equivalents
                                                  (in thousands)

                                                    (Unaudited)


                                                                                June 30,             July 2,
                                                                                  2000                1999
                                                                                  ----                ----
Cash flows from operating activities:

   Net income...................................................................$  4,581           $   5,590
                                                                                --------           ---------
   Adjustments to reconcile net income to net cash provided  (used) by operating activities:
     Depreciation and amortization..............................................   1,010                 935
     Provision for bad debts and discounts......................................   2,139               2,791
     Loss on sale of cycling division...........................................   2,944                   0
     Deferred income tax provision (benefit)....................................     217                (370)
     Other......................................................................      44                 104

Changes in operating assets and  liabilities,  net of effect of dispositions and foreign currency adjustments:
     Decrease (increase) in assets:
       Marketable securities....................................................     (41)                (29)
       Accounts receivable...................................................... (14,208)            (16,070)
       Inventories..............................................................  (3,398)              1,223
       Prepaid expenses and other current assets................................  (1,342)               (343)
     Increase (decrease) in liabilities:
       Accounts payable.........................................................     (52)             (1,605)
       Accrued expenses.........................................................    (316)              1,795
                                                                                ---------          ---------

     Total adjustments.......................................................... (13,003)            (11,569)
                                                                                ---------          ----------

Net cash used by operating activities...........................................  (8,422)             (5,979)
                                                                                ---------          ----------

Cash flows from investing activities:

   Purchases of property, plant and equipment...................................    (522)               (673)
   Increase (decrease) in deferred charges, deposits and other..................      32                 (28)
   Proceeds from sale of equipment..............................................       0                   3
   Proceeds from the sale of cycling division...................................   1,350                   0
                                                                                --------           ---------

Net cash provided (used) by investing activities................................     860                (698)
                                                                                --------           ----------


Cash flows from financing activities:

   Net short-term borrowings....................................................   8,516               3,642
   Common stock repurchased.....................................................  (2,114)                  0
   Repayment of long-term debt and capital lease obligations....................    (189)               (221)
   Issuances of common stock....................................................      17                 366
                                                                                --------           ---------

Net cash provided by financing activities.......................................   6,230               3,787
                                                                                --------           ---------

Effect of exchange rate changes on cash and
   cash equivalents.............................................................      44                (241)
                                                                                --------           ----------

Net decrease in cash and cash equivalents.......................................  (1,288)             (3,131)

Cash and equivalents at beginning of period.....................................   3,515               5,495
                                                                                --------           ---------

Cash and equivalents at end of period...........................................$  2,227           $   2,364
                                                                                ========           =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  4,350           $   4,277
                                                                                ========           =========

     Interest...................................................................$    339           $     343
                                                                                ========           =========

Non-cash investing and financing activities:

   Property purchased under capital leases......................................$      0           $     160
                                                                                ========           =========



                             See notes to condensed consolidated financial statements



                                  SAUCONY, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 1999. Operating results for twenty-six weeks ended June 30, 2000, are not necessarily indicative of the results for the entire year.



NOTE 2 - INVENTORIES

Inventories at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                 June 30,          December 31,
                                                   2000                1999
                                                   ----                ----

   Finished goods.................................$ 29,998           $  30,067

   Work in progress...............................     359                 920

   Raw materials..................................   5,478               4,283
                                                  --------           ---------

   Total..........................................$ 35,835           $  35,270
                                                  ========           =========


NOTE 3 - EARNINGS PER SHARE

                                                              (in thousands, except per share amounts)

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            June 30, 2000                  July 2, 1999
                                                     -------------------------      -------------------

                                                      Earnings       Earnings       Earnings        Earnings
                                                         per            per            per             per
                                                       Common         Common         Common          Common
                                                       Share -        Share -        Share -         Share -
                                                        Basic         Diluted         Basic          Diluted
                                                      --------       --------       ---------      ----------
Net income available for common
   shares and assumed conversions....................$   1,373       $  1,373       $   2,257      $   2,257
                                                     =========       ========       =========      =========

Weighted-average common shares
   outstanding.......................................    6,224          6,224           6,264          6,264

Effect of dilutive securities:
   Employee stock options............................        0            152               0            361
                                                     ---------       --------       ---------      ---------

Weighted-average common shares
   and equivalents outstanding.......................    6,224          6,376           6,264          6,625
                                                     =========       ========       =========      =========

Earnings per share...................................$    0.22       $   0.22       $   0.36       $    0.34
                                                     =========       ========       ========       =========



                                                       Twenty-Six Weeks Ended         Twenty-Six Weeks Ended
                                                            June 30, 2000                  July 2, 1999
                                                     ---------------------------    -------------------

                                                       Earnings      Earnings       Earnings       Earnings
                                                          per           per            per           per
                                                        Common        Common         Common         Common
                                                        Share -       Share -        Share -        Share -
                                                         Basic        Diluted         Basic         Diluted

Net income available for common
   shares and assumed conversions....................$   4,581       $  4,581       $   5,590      $   5,590
                                                     =========       ========       =========      =========

Weighted-average common shares
   outstanding.......................................    6,245          6,245           6,246          6,246

Effect of dilutive securities:
   Employee stock options............................        0            165               0            266
                                                     ---------       --------       ---------      ---------

Weighted-average common shares
   and equivalents outstanding.......................    6,245          6,410           6,246          6,512
                                                     =========       ========       =========      =========

Earnings per share...................................$    0.73       $   0.71       $   0.90       $    0.86
                                                     =========       ========       ========       =========


NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME

                                                                          (in thousands)

                                                       Thirteen       Thirteen      Twenty-Six      Twenty-Six
                                                         Weeks          Weeks          Weeks           Weeks
                                                         Ended          Ended          Ended           Ended
                                                     June 30, 2000  July 2, 1999   June 30, 2000   July 2, 1999
                                                     -------------  ------------   -------------   ------------

Net income...........................................$   1,373       $  2,257       $   4,581      $   5,590

Other comprehensive income:
   Foreign currency translation adjustment...........      (60)          (175)           (199)          (361)
   Income tax benefit related to other
     comprehensive expense...........................       25             19              78            154
                                                     ---------       --------       ---------      ---------

Other comprehensive income, net of tax...............      (35)          (156)           (121)          (207)
                                                     ----------      ---------      ----------     ----------

Comprehensive income.................................$   1,338       $  2,101       $   4,460      $   5,383
                                                     =========       ========       =========      =========




NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony Segment and Other Products Segment. The determination of the reportable segments for the thirteen and twenty-six weeks ended June 30, 2000 and July 2, 1999, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K as filed for the fiscal year ended December 31, 1999.

                                                                              (in thousands)

                                                       Thirteen       Thirteen      Twenty-Six      Twenty-Six
                                                         Weeks          Weeks          Weeks           Weeks
                                                         Ended          Ended          Ended           Ended
                                                     June 30, 2000  July 2, 1999   June 30, 2000   July 2, 1999
                                                     -------------  ------------   -------------   ------------

           Revenues:
                Saucony                              $   38,263      $  32,606      $   80,398     $   70,433
                Other products                            5,299          5,174           9,719          9,961
                                                     ----------      ---------      ----------     ----------
                                                     $   43,562      $  37,780      $   90,117     $   80,394
                                                     ==========      =========      ==========     ==========

           Income (loss) before income taxes:
                Saucony                              $    5,845      $   4,169      $   12,141     $   10,234
                Other products                           (3,447)          (356)         (4,215)          (629)
                                                     ------------    ----------     -----------    -----------
                                                     $    2,398      $   3,813      $    7,926     $    9,605
                                                     ==========      =========      ==========     ==========


NOTE 6 - LOSS ON SALE OF CYCLING DIVISION AND RELATED EXPENSES

On June 29, 2000, the Company sold substantially all of the assets and business of its cycling division, consisting of inventory, prepaid expenses, equipment and tradenames to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, the Company recorded a pre-tax loss of $2,944, inclusive of $1,240 of expenses associated with the transaction and resulting from the exit of the cycling business, or $1,727 after-tax or $0.27 per diluted share. As a result of the transaction, a majority of the cycling division employees were severed and certain long-lived assets used exclusively in the cycling business were deemed impaired. Expenses associated with the sale and exit of the cycling division are as follows:


         Transaction costs.............................................$     444

         Costs to exit facility and equipment leases and
           other non-cancelable contractual commitments................      251

         Employee severance and termination benefits...................      243

         Writeoff leasehold improvements...............................       84

         Writeoff goodwill and other deferred charges..................      218
                                                                       ---------

         Total.........................................................$   1,240
                                                                       ---------


Included in accrued expenses at June 30, 2000 are $738 of costs associated with the sale and exit of the cycling business, which the Company expects will be paid by the end of fiscal 2000.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Dollar amounts throughout this Item 2 are in thousands, except per share amounts.


      HIGHLIGHTS

                                                   Thirteen Weeks and Twenty-Six Weeks Ended June 30, 2000 Compared to
                                                         Thirteen Weeks and Twenty-Six Weeks Ended July 2, 1999

                                                                             Percent Change
                                                                            Increase (Decrease)

                                                                      Thirteen              Twenty-Six
                                                                        Weeks                  Weeks

         Net sales..................................................... 15.2%                  12.2%
         Gross profit...................................................18.9                   15.5
         Selling, general and administrative............................11.4                   16.5


                                                                                  $ Change

                                                                       Thirteen              Twenty-Six
                                                                         Weeks                  Weeks

         Operating income..............................................($1,387)               ($1,655)
         Income before tax............................................. (1,415)                (1,679)
         Net income....................................................   (884)                (1,009)


                                                                            Percent of Net Sales

                                                                Thirteen Weeks              Twenty-Six Weeks
                                                              2000         1999              2000        1999
                                                              ----         ----              ----        ----

         Gross margin.......................................  38.7%        37.5%             38.0%       36.9%
         Selling, general and administrative................  26.0         26.9              25.8        24.8
         Operating income...................................   6.1         10.8               9.2        12.4
         Income before tax..................................   5.5         10.1               8.8        12.0
         Net income.........................................   3.2          6.0               5.1         7.0


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony product line and our other product lines for the thirteen weeks and twenty-six weeks ended June 30, 2000 and July 2, 1999:


                                              Thirteen Weeks Ended June 30, 2000 and July 2, 1999

                                                   2000                               1999
                                          ----------------------             -------------

         Saucony..........................$  38,107       87.7%              $  32,578       86.4%
         Other............................    5,332       12.3%                  5,128       13.6%
                                          ---------     -------              ---------      ------
         Total............................$  43,439      100.0%              $  37,706      100.0%
                                          =========     =======              =========      ======



                                             Twenty-Six Weeks Ended June 30, 2000 and July 2, 1999
                                             -----------------------------------------------------

                                                   2000                               1999
                                          ---------------------              ---------------------

         Saucony..........................$  80,109       89.2%              $  70,252       87.7%
         Other............................    9,746       10.8%                  9,860       12.3%
                                          ---------     -------              ---------      ------
         Total............................$  89,855      100.0%              $  80,112      100.0%
                                          =========     =======              =========      ======



THIRTEEN WEEKS ENDED JUNE 30, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 1999

CONSOLIDATED NET SALES

Net sales increased 15% to $43,439 in the thirteen weeks ended June 30, 2000 from $37,706 in the thirteen weeks ended July 2, 1999. At constant currency exchange rates, the net sales increase for the thirteen weeks ended June 30, 2000 would have been 16%.

On a geographic basis, domestic net sales increased $5,081, or 15%, to $38,322 in the thirteen weeks ended June 30, 2000 from $33,241 in the thirteen weeks ended July 2, 1999. International net sales increased $652, or 15%, to $5,117 in the thirteen weeks ended June 30, 2000 from $4,465 in the thirteen weeks ended July 2, 1999.

SAUCONY BRAND SEGMENT SALES

Worldwide net sales of Saucony-branded footwear and apparel increased 17% to $38,107 in the thirteen weeks ended June 30, 2000 from $32,578 in the thirteen weeks ended July 2, 1999, primarily due to 13% unit volume growth in the footwear category. Overall average selling prices increased 4% in the thirteen weeks ended June 30, 2000 due to higher prices for new Original product offerings and due also to a greater proportion of technical footwear in our domestic product mix, as compared to the comparable prior period.

On a geographic basis, domestic net sales increased $4,982, or 17%, to $33,687 in the thirteen weeks ended June 30, 2000 from $28,705 in the thirteen weeks ended July 2, 1999 due primarily to a 10% increase in footwear unit volumes and higher average per pair wholesale sell prices. In the thirteen weeks ended June 30, 2000 average per pair wholesale sell prices increased 8% as compared to the thirteen weeks ended July 2, 1999. Originals unit volume accounted for 59% of domestic unit volume in the thirteen weeks ended June 30, 2000 compared to 65% of domestic unit volume in the thirteen weeks ended July 2, 1999.

International net sales increased $547, or 14%, to $4,420 in the thirteen weeks ended June 30, 2000 from $3,873 in the thirteen weeks ended July 2, 1999 due primarily to increased distributor footwear unit volume and increased unit shipment volume in Canada, offset in part by the impact of currency exchange rates.

OTHER PRODUCTS SEGMENT SALES

Net sales of Other Products increased $204, or 4%, to $5,332 in the thirteen weeks ended June 30, 2000 from $5,128 in the thirteen weeks ended July 2, 1999, due primarily to increased factory outlet store sales resulting from the addition of two factory outlet stores and, to a lesser extent, increased unit volume shipments of Hind-branded apparel, offset in part by a 23% reduction in cycling division sales due to lower unit volume.

COST AND EXPENSES

Our gross profit increased 19% to $16,803 in the thirteen weeks ended June 30, 2000 from $14,137 in the thirteen weeks ended July 2, 1999 due primarily to higher domestic footwear unit volumes. Gross margin improved 1.2 percentage points to 38.7% in the thirteen weeks ended June 30, 2000 from 37.5% in the thirteen weeks ended July 2, 1999 due to a change in our product mix and lower levels of product returns and discounts resulting from the product mix change.

Selling, general and administrative expenses increased in absolute dollars to $11,312 in the thirteen weeks ended June 30, 2000 from $10,154 in the thirteen weeks ended July 2, 1999. As a percent of net sales, selling, general and administrative expenses decreased to 26.0% of net sales, in the thirteen weeks ended June 30, 2000, from 26.9% of net sales, in the thirteen weeks ended July 2, 1999. The increase in selling, general and administrative expenses was due to planned increases in television and print media, increased event sponsorship, increased variable selling expenses, administrative staffing increases, increased costs associated with the addition of two factory outlet stores and increased professional fees, offset in part by lower provisions for doubtful accounts. Selling expenses as a percent of net sales increased to 15.9% in the thirteen weeks ended June 30, 2000 from 15.7% in the thirteen weeks ended July 2, 1999, while general and administrative expenses decreased to 10.1% of net sales in the thirteen weeks ended June 30, 2000 from 11.2% in the thirteen weeks ended July 2, 1999.

As a result of the competitive environment of the cycling market and our inability to improve upon the operating performance of the cycling division, notwithstanding management's efforts in consolidating operations, reducing the operating cost structure and outsourcing production, we concluded that divestiture of the cycling business was warranted and that this action would allow management to focus our efforts and investment on our footwear and apparel businesses. On June 29, 2000, we sold substantially all of the assets and business of our cycling division, consisting of inventory, prepaid expenses, equipment and tradenames to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, we recorded a pre-tax loss of $2,944, inclusive of $1,240 of expenses associated with the transaction and expenses resulting from our exit of the cycling business, or $1,727 after-tax or $0.27 per diluted share. As a result of the transaction, a majority of the cycling division employees were severed and certain long-lived assets used exclusively in the cycling business were deemed impaired and have been written off. Expenses associated with the sale and exit of the cycling division are as follows:

Transaction costs......................................................$     444

         Costs to exit facility and equipment leases and
           other non-cancelable contractual commitments................      251

         Employee severance and termination benefits...................      243

         Writeoff leasehold improvements...............................       84

         Writeoff goodwill and other deferred charges..................      218
                                                                       ---------

         Total.........................................................$   1,240
                                                                       ---------


Included in accrued expenses at June 30, 2000 are $738 of costs associated with the sale and the exit of the cycling business, which we expect will be paid by the end of fiscal 2000.

Net sales from the cycling division, which are included in our Other Product Segment, represented approximately 3.5% and 3.0% of consolidated net sales for the thirteen weeks and twenty-six weeks ended June 30, 2000, respectively. The cycling division has historically had lower gross margins than our other products and has reduced net income. We do not expect any significant improvement to our future consolidated margins, as a result of the sale of the cycling division, given the relative size of the cycling division in comparison to the business as a whole, and expect only marginal improvement in net income.

Net interest expense decreased 7% to $230 in the thirteen weeks ended June 30, 2000 from $246 in the thirteen weeks ended July 2, 1999 due to lower average debt levels in the thirteen weeks ended June 30, 2000, offset in part by higher borrowing rates.

INCOME BEFORE TAX AND MINORITY INTEREST

                                                 Thirteen Weeks Ended
                                          June 30,                   July 2,
                                            2000                      1999
                                            ----                      ----
         Segment
           Saucony Brand.................$  5,845                   $ 4,169
           Other Products................  (3,447)                     (356)
                                         ---------                  --------
           Total.........................$  2,398                   $ 3,813
                                         ========                   =======

Consolidated income before tax and minority interest decreased to $2,398 in the thirteen weeks ended June 30, 2000 from $3,813 in the thirteen weeks ended July 2, 1999 due primarily to the loss on the sale of the cycling division, which is included in the Other Products Segment and to a lesser extent, operating losses incurred at our cycling division prior to the sale, due to a sales decrease of 23% on lower unit volume and lower profits from our factory outlet division due to the startup costs associated with the addition of two stores.

INCOME TAXES

The provision for income taxes decreased to $1,015 in the thirteen weeks ended June 30, 2000 from $1,543 in the thirteen weeks ended July 2, 1999, due primarily to the loss on the sale of the cycling division, which reduced domestic pre-tax income. The effective tax rate increased to 42.3% in the thirteen weeks ended June 30, 2000 from 40.5% in the thirteen weeks ended July 2, 1999 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

NET INCOME

Net income decreased to $1,373 in the thirteen weeks ended June 30, 2000 from $2,257 in the thirteen weeks ended July 2, 1999. Diluted earnings per share decreased to $0.22 in the thirteen weeks ended June 30, 2000 compared to $0.34 in the thirteen weeks ended July 2, 1999. The loss on the sale of the cycling division reduced net income and diluted earnings per share by $1,727 and $0.27, respectively, in the thirteen weeks ended June 30, 2000. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,376 and 6,625, respectively, in the thirteen weeks ended June 30, 2000 and July 2, 1999.


TWENTY-SIX WEEKS ENDED JUNE 30, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 1999

CONSOLIDATED NET SALES

Net sales increased 12% to $89,855 in the twenty-six weeks ended June 30, 2000 from $80,112 in the twenty-six weeks ended July 2, 1999. At constant currency exchange rates, the net sales increase for the twenty-six weeks ended June 30, 2000 would have been 13%.

On a geographic basis, domestic net sales increased $8,627, or 12%, to $78,784 in the twenty-six weeks ended June 30, 2000 from $70,157 in the twenty-six weeks ended July 2, 1999. International net sales increased $1,116, or 11%, to $11,071 in the twenty-six weeks ended June 30, 2000 from $9,955 in the twenty-six weeks ended July 2, 1999.

SAUCONY BRAND SEGMENT SALES

Worldwide net sales of Saucony-branded footwear and apparel increased $9,857, or 14%, to $80,109 in the twenty-six weeks ended June 30, 2000 from $70,252 in the twenty-six weeks ended July 2, 1999, primarily due to 13% unit volume growth in the footwear category. Overall average selling prices increased 1% in the twenty-six weeks ended June 30, 2000 due to higher prices for new Original product offerings.

On a geographic basis, domestic net sales increased $8,864, or 14%, to $70,212 in the twenty-six weeks ended June 30, 2000 from $61,348 in the twenty-six weeks ended July 2, 1999 due primarily to a 11% increase in footwear unit volumes and higher average per pair wholesale sell prices. In the twenty-six weeks ended June 30, 2000 average per pair wholesale sell prices increased 4% as compared to the twenty-six weeks ended July 2, 1999. Originals unit volume accounted for 58% of domestic unit volume in the twenty-six weeks ended June 30, 2000 compared to 54% of domestic unit volume in the twenty-six weeks ended July 2, 1999.

International net sales increased $993, or 11%, to $9,897 in the twenty-six weeks ended June 30, 2000 from $8,904 in the twenty-six weeks ended July 2, 1999 due primarily to increased distributor footwear unit volume and increased unit shipment volume in Canada, offset in part by the impact of currency exchange rates.

OTHER PRODUCTS SEGMENT SALES

Net sales of Other Products decreased $114, or 1%, to $9,746 in the twenty-six weeks ended June 30, 2000 from $9,860 in the twenty-six weeks ended July 2, 1999, due primarily to lower unit volume at our cycling division resulting in a sales decrease of 24%, offset in part by increased sales at our factory outlet division stores due to the addition of two factory outlet stores and, to a lesser extent, increased unit volume shipments of Hind-branded apparel.

COST AND EXPENSES

Our gross profit increased 16% to $34,149 in the twenty-six weeks ended June 30, 2000 from $29,558 in the twenty-six weeks ended July 2, 1999 due primarily to higher domestic footwear unit volumes. Gross margin improved 1.1 percentage points to 38.0% in the twenty-six weeks ended June 30, 2000 from 36.9% in the twenty-six weeks ended July 2, 1999 due to a change in our product mix and lower levels of product returns and discounts resulting from the product mix change.

Selling, general and administrative expenses increased in absolute dollars and as a percent of net sales to $23,177, or 25.8% of net sales, in the twenty-six weeks ended June 30, 2000 from $19,895, or 24.8% of net sales, in the twenty-six weeks ended July 2, 1999. The increase in selling, general and administrative expenses was due to planned increases in television and print media, increased athlete and event sponsorship, increased variable selling expenses, administrative staffing increases, increased costs associated with the addition of two factory outlet stores and increased professional fees, offset in part by lower provisions for doubtful accounts. Selling expenses as a percent of net sales increased to 15.6% in the twenty-six weeks ended June 30, 2000 from 14.1% in the twenty-six weeks ended July 2, 1999, while general and administrative expenses decreased to 10.2% of net sales in the twenty-six weeks ended June 30, 2000 from 10.7% in the twenty-six weeks ended July 2, 1999.

As a result of the sale of substantially all of the assets used in our cycling division, we recorded a pre-tax loss of $2,944, or $1,727 after-tax ($0.27 per diluted share) in the twenty-six weeks ended June 30, 2000. The loss recorded on the sale of the cycling division is inclusive of personnel termination benefits, transaction costs and other costs resulting from exiting the business.

Net interest expense decreased 8% to $362 in the twenty-six weeks ended June 30, 2000 from $392 in the twenty-six weeks ended July 2, 1999 due to lower average debt levels in the twenty-six weeks ended June 30, 2000, offset in part by higher borrowing rates.

INCOME BEFORE TAX AND MINORITY INTEREST
                                                  Twenty-Six Weeks Ended
                                            June 30,                    July 2,
                                              2000                       1999
                                              ----                       ----
         Segment
           Saucony Brand...................$  12,141                  $ 10,234
           Other Products..................   (4,215)                     (629)
                                           ----------                 ---------
           Total...........................$   7,926                  $  9,605
                                            =========                  ========

Consolidated income before tax decreased to $7,926 in the twenty-six weeks ended June 30, 2000 from $9,605 in the twenty-six weeks ended July 2, 1999 due primarily to the loss on the sale of the cycling division, and to a lesser extent, operating losses incurred at our cycling division prior to the sale due to a sales decrease of 24% on lower unit volume and lower profits from our factory outlet division due to the startup costs associated with the addition of two stores.

INCOME TAXES

The provision for income taxes decreased to $3,312 in the twenty-six weeks ended June 30, 2000 from $3,973 in the twenty-six weeks ended July 2, 1999, due primarily to the loss on the sale of the cycling division, which reduced domestic pre-tax income. The effective tax rate increased to 41.8% in the twenty-six weeks ended June 30, 2000 from 41.4% in the twenty-six weeks ended July 2, 1999 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

NET INCOME

Net income decreased to $4,581 in the twenty-six weeks ended June 30, 2000 from $5,590 in the twenty-six weeks ended July 2, 1999. Diluted earnings per share decreased to $0.71 in the twenty-six weeks ended June 30, 2000 compared to $0.86 in the twenty-six weeks ended July 2, 1999. The loss on the sale of the cycling division reduced net income and diluted earnings per share by $1,727 and $0.27, respectively in the twenty-six weeks ended June 30, 2000. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,410 and 6,512, respectively, in the twenty-six weeks ended June 30, 2000 and July 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, our cash and cash equivalents totaled $2,227, a decrease of $1,288 from December 31, 1999. The decrease is due primarily to an increase in accounts receivable of $12,069, net of the provision for bad debt and discounts, an increase in inventories of $3,398, offset in part by an increase in borrowings against our domestic and foreign credit facilities of $8,516. The increase in accounts receivable is due to increased net sales of our Saucony footwear products in the twenty-six weeks ended June 30, 2000. Our days sales outstanding for accounts receivable decreased to 72 days in the twenty-six weeks ended June 30, 2000 from 74 days in the twenty-six weeks ended July 2, 1999. Inventories increased $3,398 in the twenty-six weeks ended June 30, 2000 due to near-term shipment requirements. As a consequence of the increased inventory level, our inventory turns ratio decreased to 3.1 turns in the twenty-six weeks ended June 30, 2000 from 3.4 turns in the twenty-six weeks ended July 2, 1999. The number of days sales in inventory increased 11% to 117 days in the twenty-six weeks ended June 30, 2000 from 105 days in the twenty-six weeks ended July 2, 1999.

For the twenty-six weeks ended June 30, 2000, we used $8,422 of net cash from operating activities, expended $522 to acquire capital assets, borrowed $8,516 under our credit facilities, expended $189 to reduce long-term debt and $2,114 to repurchase 197,400 shares of our Common Stock, received proceeds of $1,350 from the sale of the cycling division and received $17 from issuances of shares of our Common Stock.

Additional factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the twenty-six weeks ended June 30, 2000 included a decrease in accrued expenses of $316 (due primarily to decreased compensation accruals), a decrease in accounts payable of $52 and an increase in prepaid expenses of $1,342 (due to timing differences between estimated tax payments and tax provisions).

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

ACCOUNTING PRONOUNCEMENTS

SFAS 133 AND SFAS 137

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) (as amended by Financial Accounting Standards No. 137, a deferral of the effective date of FASB statement No. 133 (SFAS 137)), which is effective for fiscal quarters of fiscal years commencing after June 15, 2000, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. In the period of adoption, the transition adjustments may effect current earnings and may effect other comprehensive income. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item or be deferred in other comprehensive income. We are assessing the impact of the provisions of SFAS 133 on its hedging activities, which are currently limited to forward foreign currency exchange contracts. Because of the our minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on current earnings or on our financial position, however, at this time, the effect of the adoption of SFAS 133 on our future earnings and financial position cannot be estimated.

FASB INTERPRETATION NO. 44

On April 3, 2000, The Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective July 1, 2000, however, the interpretation applies to certain events that occur after December 15, 1998 or January 12, 2000, but before July 1, 2000. FIN 44 addresses and defines the scope of APB 25 with respect to awards of stock or options to independent contractors, clarifies the definition of an employee for purposes of applying APB 25 to include non-employee board members, clarifies the criteria for plan qualification as a noncompensatory plan and provides guidance on the accounting consequence of modifications to the terms of previously issued fixed stock options or awards.

We will be adopting FIN 44 in the third quarter of fiscal 2000, the initial application of which will not have a material effect on earnings or on our financial position.

STAFF ACCOUNTING BULLETIN NO. 101

On December 8, 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on properly applying Generally Accepted Accounting Principles to revenue recognition in financial statements. In March and June 2000 the SEC issued Staff Accounting Bulletins No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the effect of SAB 101 on our consolidated financial statements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have performed an analysis to assess the potential effect of reasonably possible near-term changes in inflation and foreign currency exchange rates. The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by us from foreign suppliers has been non-existent as all transactions were denominated in U.S. dollars. However, we are subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into certain forward foreign exchange contracts to minimize the transaction currency risk.


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the 2000 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 18, 2000, the following matters were acted upon by the stockholders of the Company:

1. The election of John M. Connors, Jr., John H. Fisher, Phyllis H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., and John J. Neuhauser as directors of the Company.

2. The approval of an amendment to the Company's 1993 Equity Incentive Plan, as amended, increasing the number of shares issuable under the plan from 1,150,000 to 1,900,000.

3.   The   ratification   of  the   selection  by  the  Board  of  Directors  of
     PricewaterhouseCoopers LLP as the Company's independent auditors for the current 2000 fiscal year.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                                   Votes           Votes                              Broker
                                                    For           Against         Abstentions        Non-votes
1.       Election of Directors

         John M Connors, Jr.                     2,214,687          --               244,892            N.A.
         John H. Fisher                          2,214,687          --               244,892            N.A.
         Phyllis H. Fisher                       2,214,687          --               244,892            N.A.
         Charles A. Gottesman                    2,214,687          --               244,892            N.A.
         Robert J. LeFort, Jr.                   2,214,687          --               244,892            N.A.
         John. J. Neuhauser                      2,214,687          --               244,892            N.A.

2.       Approval of the amendment to
         the Company's 1993 Equity

         Incentive Plan                          2,103,698        324,010             31,871            N.A.

3.       Ratification of Independent
         Auditors                                2,452,008          4,850              2,721            N.A.


ITEM 5 - STOCKHOLDER PROPOSALS FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS

As set forth in the Company's proxy statement for its 2000 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934 (the "Exchange Act") for inclusion in the Company's proxy materials for its 2001 Annual Meeting of Stockholders must be received by the Company on or before December 22, 2000.

In addition, in accordance with Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 2001 Annual Meeting of Stockholders must be received by the Company on or before March 7, 2001 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.1 Third Amendment dated May 23, 2000 to the Revolving Credit Agreement dated August 31, 1998 between the Registrant and State Street Bank and Trust Company.

     10.2 Amendment No. 4 to 1993 Equity Incentive Plan, as amended.

     27.0 Financial Data Schedule.

     99.1 Certain Factors that May Effect Future Results, incorporated herein by reference to pages 19-21 of the Company's Annual Report on Form 10-K for the period ended December 31, 1999. Such Form 10-K shall not be deemed to be filed herewith except to the extent that portions thereof are expressly incorporated by reference herein.

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


Date:  August 10, 2000