Form 10-Q
period 2000-09-29
SAUCONY INC
filed 2000-11-13
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2000

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

                                Yes [ X ] No [ ]

                    Class                     Outstanding as of November 8, 2000

Class A Common Stock-$.33 1/3 Par Value                    2,591,227
Class B Common Stock-$.33 1/3 Par Value                    3,584,269
                                                           ---------
                                                           6,175,496


                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of September 29, 2000
       and December 31, 1999..................................................3

     Condensed Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended September 29, 2000 and October 1, 1999.....4

     Condensed Consolidated Statements of Cash Flows for the
       thirty-nine weeks ended September 29, 2000 and October 1, 1999.......5-6

     Notes to Condensed Consolidated Financial Statements - September 29,
      2000..................................................................7-10

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................................11-18

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........19


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................20

Signature...................................................................21





                         SAUCONY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                 (in thousands)

                                     ASSETS
                                                                               (Unaudited)
                                                                              September 29,    December 31,
                                                                                  2000             1999
                                                                                  ----             ----
Current assets:
   Cash and cash equivalents....................................................$   1,932        $    3,515
   Accounts receivable..........................................................   36,330            23,968
   Inventories..................................................................   35,906            35,270
   Prepaid expenses and other current assets....................................    3,225             3,727
                                                                                ---------        ----------
     Total current assets.......................................................   77,393            66,480
                                                                                ---------        ----------

Property, plant and equipment, net..............................................    7,288             8,279
                                                                                ---------        ----------

Other assets....................................................................    2,030             2,422
                                                                                ---------        ----------

Total assets....................................................................$  86,711        $   77,181
                                                                                =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................................................$   7,607        $    1,928
   Current maturities of long term debt.........................................      275               375
   Accounts payable.............................................................    3,791             5,897
   Accrued expenses and other current liabilities...............................    7,573             7,203
                                                                                ---------        ----------
     Total current liabilities..................................................   19,246            15,403
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt...............................................................       41               292
   Deferred income taxes........................................................    2,042             2,045
   Other long-term obligations..................................................      183               171
                                                                                ---------        ----------
     Total long-term obligations................................................    2,266             2,508
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries..................................      368               308
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value.............................................    2,243             2,222
   Additional paid-in capital...................................................   17,107            16,815
   Retained earnings............................................................   51,040            42,679
   Accumulated other comprehensive income.......................................     (884)             (564)
                                                                                ----------       -----------
     Total......................................................................   69,506            61,152

Less:
   Common stock held in treasury, at cost.......................................   (4,392)           (2,179)
   Notes receivable.............................................................     (276)                0
   Unearned compensation........................................................       (7)              (11)
                                                                                ----------       -----------
     Total stockholders' equity.................................................   64,831            58,962
                                                                                ---------        ----------

Total liabilities and stockholders' equity......................................$  86,711        $   77,181
                                                                                =========        ==========

                                       See notes to condensed consolidated financial statements

                         SAUCONY, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
               For the Thirteen Weeks and Thirty-Nine Weeks Ended
                     September 29, 2000 and October 1, 1999

                                   (Unaudited)
                      (in thousands, except per share data)

                                                                 Thirteen     Thirteen    Thirty-Nine  Thirty-Nine
                                                                   Weeks        Weeks        Weeks        Weeks
                                                                   Ended        Ended        Ended        Ended
                                                               September 29, October 1,  September 29, October 1,
                                                                   2000         1999         2000         1999
                                                                   ----         ----         ----         ----

Net sales.......................................................$  44,790    $  43,454    $ 134,645     $123,566
Other revenue...................................................      113          137          375          419
                                                                ---------    ---------    ---------     --------
Total revenue...................................................   44,903       43,591      135,020      123,985
                                                                ---------    ---------    ---------     --------

Costs and expenses
   Cost of sales................................................   27,455       26,083       83,161       76,637
   Selling expenses.............................................    6,551        6,895       20,558       18,236
   General and administrative expenses..........................    4,293        4,932       13,463       13,486
   Loss on disposition of cycling division......................        0            0        2,944            0
                                                                ---------    ---------    ---------     --------
     Total costs and expenses...................................   38,299       37,910      120,126      108,359
                                                                ---------    ---------    ---------     --------

Operating income................................................    6,604        5,681       14,894       15,626

Non-operating income (expense)
   Interest, net................................................     (201)        (201)        (563)        (593)
   Foreign currency.............................................       55          (44)           9          (29)
   Other........................................................       21            6           65           43
                                                                ---------    ---------    ---------     --------

Income before income taxes and minority interest................    6,479        5,442       14,405       15,047

Provision for income taxes......................................    2,659        2,322        5,971        6,295

Minority interest in income of consolidated subsidiaries........       40           26           73           68
                                                                ---------    ---------    ---------     --------

Net income......................................................$   3,780    $   3,094    $   8,361     $  8,684
                                                                =========    =========    =========     ========


Per share amounts:

Earnings per common share - basic: .............................$     0.61   $     0.49   $     1.34    $    1.38
                                                                ==========   ==========   ==========    =========
Earnings per common share - diluted:............................$     0.60   $     0.47   $     1.31    $    1.32
                                                                ==========   ==========   ==========    =========

Weighted average common shares and equivalents outstanding......    6,347        6,639        6,381        6,571
                                                                =========    =========    =========     ========

Cash dividends per share of common stock........................        0            0            0            0
                                                                =========    =========    =========     ========

                                       See notes to condensed consolidated financial statements



                         SAUCONY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)

                                   (Unaudited)

                                                                              September 29,        October 1,
                                                                                  2000                1999
                                                                                  ----                ----
Cash flows from operating activities:

   Net income...................................................................$  8,361           $   8,684
                                                                                --------           ---------

   Adjustment to reconcile net income to net cash  provided  (used) by operating activities:
     Depreciation and amortization..............................................   1,455               1,394
     Provision for bad debts and discounts......................................   4,493               3,947
     Loss on sale of cycling division...........................................   2,944                   0
     Deferred income tax expense (benefit)......................................      73                (749)
     Other......................................................................      80                 143

Changes in operating  assets and  liabilities,  net of effects of  acquisitions, dispositions and foreign currency adjustments:
     Decrease (increase) in assets:
       Marketable securities....................................................     (93)                (39)
       Accounts receivable...................................................... (17,313)            (15,928)
       Inventories..............................................................  (3,808)               (427)
       Prepaid expenses and other current assets................................     155                (293)
     Increase (decrease) in liabilities:
       Accounts payable.........................................................  (2,028)             (2,825)
       Accrued expenses.........................................................    (101)              3,116
                                                                                ---------          ---------

     Total adjustments.......................................................... (14,143)            (11,661)
                                                                                ---------          ----------

Net cash used by operating activities...........................................  (5,782)             (2,977)
                                                                                ---------          ----------

Cash flows from investing activities:

   Purchases of property, plant and equipment...................................    (938)             (1,305)
   Increase in deferred charges, deposits and other.............................      61                 (62)
   Proceeds from sale of equipment..............................................       1                   3
   Proceeds from sale of cycling division.......................................   1,350                   0
                                                                                --------           ---------

Net cash provided (used) by investing activities................................     474              (1,364)
                                                                                --------           ----------


Cash flows from financing activities:

   Net short-term borrowings....................................................   5,912               3,269
   Repayment of long-term debt and capital lease obligations....................    (282)               (310)
   Common stock repurchased.....................................................  (2,213)                  0
   Issuances of common stock....................................................      38                 424
                                                                                --------           ---------

Net cash provided by financing activities.......................................   3,455               3,383
                                                                                --------           ---------

Effect of exchange rate changes on cash and
   cash equivalents.............................................................     270                  99
                                                                                --------           ---------

Net decrease in cash and cash equivalents.......................................  (1,583)               (859)

Cash and equivalents at beginning of period.....................................   3,515               5,495
                                                                                --------           ---------

Cash and equivalents at end of period...........................................$  1,932           $   4,636
                                                                                ========           =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  5,233           $   5,914
                                                                                ========           =========

     Interest...................................................................$    543           $     561
                                                                                ========           =========

Non-cash investing and financing activities:

   Property purchased under capital leases......................................$      0           $     160
                                                                                ========           =========



                                       See notes to condensed consolidated financial statements



                         SAUCONY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended December 31, 1999. Operating results for thirty-nine weeks ended September 29, 2000, are not necessarily indicative of the results for the entire year.





NOTE 2 - INVENTORIES

Inventories at September 29, 2000 and December 31, 1999 consisted of the following (in thousands):


                                               September 29,       December 31,
                                                   2000               1999
                                                   ----               ----

                Finished goods................$    30,086        $    30,067

                Work in progress..............        324                920

                Raw materials.................      5,496              4,283
                                              -----------        -----------

                                              $    35,906        $    35,270
                                              ===========        ===========




NOTE 3 - EARNINGS PER SHARE

                                                                             (Unaudited)
                                                              (in thousands, except per share amounts)

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                         September 29, 2000               October 1, 1999
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
Net income available for common
   shares and assumed conversions....................$    3,780      $   3,780      $    3,094     $    3,094
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   and equivalents outstanding.......................     6,204          6,204           6,336          6,336

Effect of dilutive securities:
   Employee stock options............................         0            143               0            303
                                                     ----------      ---------      ----------     ----------

Weighted-average common shares
   and equivalents outstanding.......................     6,204          6,347           6,336          6,639
                                                     ==========      =========      ==========     ==========

Earnings per share...................................$     0.61      $    0.60      $    0.49      $     0.47
                                                     ==========      =========      =========      ==========




                                                       Thirty-Nine Weeks Ended        Thirty-Nine Weeks Ended
                                                         September 29, 2000               October 1, 1999
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted

Net income available for common
   shares and assumed conversions....................$    8,361      $   8,361      $    8,684     $    8,684
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   outstanding.......................................     6,221          6,221           6,293          6,293

Effect of dilutive securities:
   Employee stock options............................         0            160               0            278
                                                     ----------      ---------      ----------     ----------

Weighted-average common shares
   and equivalents outstanding.......................     6,221          6,381           6,293          6,571
                                                     ==========      =========      ==========     ==========

Earnings per share...................................$     1.34      $    1.31      $    1.38      $     1.32
                                                     ==========      =========      =========      ==========


NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME
                                                                          (in thousands)

                                                 Thirteen          Thirteen          Thirty-Nine       Thirty-Nine
                                                   Weeks             Weeks              Weeks             Weeks
                                                   Ended             Ended              Ended             Ended
                                               September 29,      October 1,       September 29,       October 1,
                                                   2000              1999               2000              1999
                                                   ----              ----               ----              ----

Net income.......................................$   3,780        $   3,094           $   8,361         $  8,684

Other comprehensive income:
  Foreign currency translation adjustment........     (172)             216                (371)            (145)
                                                                                                                 =
  Income tax (expense) benefit related to other
   comprehensive expense.........................       78              (37)                156              117
                                                 ---------        ----------          ---------         --------   =
Other comprehensive income, net of tax...........      (94)             179                (215)             (28)
                                                 ----------       ---------           ----------        ---------

Comprehensive income.............................$   3,686        $   3,273           $   8,146         $  8,656
                                                 =========        =========           =========         ========


NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony Segment and Other Products Segment. The determination of the reportable segments for the thirteen and thirty-nine weeks ended September 29, 2000 and October 1, 1999, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K as filed for the fiscal year ended December 31, 1999.


                                                                      (in thousands)

                                               Thirteen           Thirteen        Thirty-Nine        Thirty-Nine
                                                 Weeks              Weeks            Weeks              Weeks
                                                 Ended              Ended            Ended              Ended
                                             September 29,       October 1,      September 29,       October 1,
                                                 2000               1999             2000               1999
                                                 ----               ----             ----               ----
        Revenues:

          Saucony..............................$  39,518        $   37,164        $  119,916        $  107,597
          Other products.......................    5,385             6,427            15,104            16,388
                                               ---------        ----------        ----------        ----------
                                               $  44,903        $   43,591        $  135,020        $  123,985
                                               =========        ==========        ==========        ==========

        Income (loss) before income taxes and minority interest:

          Saucony..............................$   5,856        $    5,695        $   17,997        $   15,929
          Other products.......................      623              (253)           (3,592)             (882)
                                               ---------        -----------       -----------       -----------
                                               $   6,479        $    5,442        $   14,405        $   15,047
                                               =========        ==========        ==========        ==========





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


         Transaction costs.............................................$    444

         Costs to exit facility and equipment leases and other
           non-cancelable contractual commitments......................     251

         Employee severance and termination benefits...................     243

         Writeoff leasehold improvements...............................      84

         Writeoff goodwill and other deferred charges..................     218
                                                                       --------

         Total.........................................................$  1,240
                                                                       ========

Included in accrued expenses at September 29, 2000 are $452 of costs associated with the sale and exit of the cycling business, which the Company expects will be paid by the end of fiscal 2000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Dollar amounts throughout this Item 2 are in thousands, except per share amounts.


HIGHLIGHTS

                               Thirteen Weeks and Thirty-Nine Weeks Ended September 29, 2000 Compared to
                                      Thirteen Weeks and Thirty-Nine Weeks Ended October 1, 1999

                                                                      Percent Change
                                                                    Increase (Decrease)

                                                               Thirteen              Thirty-Nine
                                                                 Weeks                  Weeks

  Net sales...................................................... 3.1%                   9.0%
  Gross profit...................................................(0.2)                   9.7
  Selling, general and administrative............................(8.3)                   7.2


                                                                         $ Change

                                                               Thirteen              Thirty-Nine
                                                                 Weeks                  Weeks

  Operating income............................................. $  923                ($ 733)
  Income before tax............................................  1,037                  (643)
  Net income...................................................    686                  (323)


                                                                     Percent of Net Sales
                                                         Thirteen Weeks              Thirty-Nine Weeks
                                                       2000         1999              2000        1999
                                                       ----         ----              ----        ----

  Gross profit.......................................  38.7%        40.0%             38.2%       38.0%
  Selling, general and administrative................  24.2         27.3              25.3        25.7
  Operating income...................................  14.7         13.1              11.1        12.6
  Income before tax..................................  14.5         12.5              10.7        12.2
  Net income.........................................   8.4          7.0               6.2         7.0


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony product line and our other product lines for the thirteen weeks and thirty-nine weeks ended September 29, 2000 and October 1, 1999:




                                          Thirteen Weeks Ended September 29, 2000 and October 1, 1999

                                                    2000                               1999
                                        --------------------------         --------------------------

         Saucony........................$    39,394         88.0%          $    37,075         85.3%

         Other..........................      5,396         12.0%                6,379         14.7%
                                        -----------     ---------          -----------      --------

         Total..........................$    44,790        100.0%          $    43,454        100.0%
                                        ===========     =========          ===========      ========



                                        Thirty-Nine Weeks Ended September 29, 2000 and October 1, 1999

                                                    2000                               1999
                                        --------------------------         --------------------------

         Saucony........................$   119,503         88.8%          $   107,328         86.9%

         Other..........................     15,142         11.2%               16,238         13.1%
                                        -----------     ---------          -----------      --------

         Total..........................$   134,645        100.0%          $   123,566        100.0%
                                        ===========     =========          ===========      ========



THIRTEEN WEEKS ENDED SEPTEMBER 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 1999

CONSOLIDATED NET SALES

Net sales increased $1,336, or 3%, to $44,790 in the thirteen weeks ended September 29, 2000 from $43,454 in the thirteen weeks ended October 1, 1999. At constant currency exchange rates, the net sales increase for the thirteen weeks ended September 29, 2000 would have been 4%. Excluding cycling division sales in the prior period, the net sales increase for the thirteen weeks ended September 29, 2000 was 7% over the comparable prior period.

On a geographic basis, domestic net sales increased $107, or .3%, to $38,497 in the thirteen weeks ended September 29, 2000 from $38,390 in the thirteen weeks ended October 1, 1999. International net sales increased $1,229, or 24%, to $6,293 in the thirteen weeks ended September 29, 2000 from $5,064 in the thirteen weeks ended October 1, 1999.

SAUCONY BRAND SEGMENT

Worldwide net sales of Saucony-branded footwear and apparel increased $2,319, or 6%, to $39,394 in the thirteen weeks ended September 29, 2000 from $37,075 in the thirteen weeks ended October 1, 1999, primarily due to higher domestic and international average unit sell prices and increased international footwear unit volume, offset somewhat by lower domestic Originals product lines unit volume. Overall average selling prices increased 12% in the thirteen weeks ended September 29, 2000 due to a shift in the domestic product unit volume sales mix from lower priced Originals products to higher priced technical footwear as compared to the comparable prior period and a change in the Originals product mix to higher priced footwear.

On a geographic basis, domestic net sales increased $828, or 3%, to $33,466 in the thirteen weeks ended September 29, 2000 from $32,638 in the thirteen weeks ended October 1, 1999 due primarily to an increase in the average per unit sell prices resulting from a shift in the domestic product sales mix to increased technical footwear unit volume. In the thirteen weeks ended September 29, 2000, domestic technical footwear unit volume increased 29%, while Originals footwear unit volume decreased 27%. In the thirteen weeks ended September 29, 2000 average per pair sell prices increased 12% as compared to the thirteen weeks ended October 1, 1999. Sales of discontinued footwear accounted for approximately 5% of domestic Saucony net sales in the thirteen weeks ended September 29, 2000 as compared to 1% in the thirteen weeks ended October 1, 1999. Originals unit volume accounted for 53% of domestic unit volume in the thirteen weeks ended September 29, 2000 compared to 67% of domestic unit volume in the thirteen weeks ended October 1, 1999.

International net sales increased $1,491, or 34%, to $5,928 in the thirteen weeks ended September 29, 2000 from $4,437 in the thirteen weeks ended October 1, 1999 due primarily to increased distributor footwear unit volume, increased unit shipment volume in Canada and in Benelux, and higher average per pair sell prices, offset somewhat by the impact of currency exchange.

OTHER PRODUCTS SEGMENT

Net sales of Other Products decreased $983, or 15%, to $5,396 in the thirteen weeks ended September 29, 2000 from $6,379 in the thirteen weeks ended October 1, 1999, due primarily to the elimination of sales resulting from the cycling division divestiture, offset in part by increased Hind-branded apparel sales, due to increased unit volumes and, to a lesser extent, by increased sales by our factory outlet division resulting from the addition of two factory outlet stores.

COST AND EXPENSES

Our gross profit decreased to $17,335 in the thirteen weeks ended September 29, 2000 from $17,371 in the thirteen weeks ended October 1, 1999 due primarily to increased domestic sales of discontinued footwear and the negative impact of the comparatively stronger U.S. dollar on European margins. Gross margin decreased 1.3% to 38.7% in the thirteen weeks ended September 29, 2000 from 40.0% in the thirteen weeks ended October 1, 1999 due to an increase in sales of discontinued footwear, which accounted for approximately 4% of consolidated net sales in the quarter, the negative impact of the comparatively stronger U.S. dollar on European margins and domestic pricing pressures.

Selling, general and administrative expenses decreased in absolute dollars to $10,844 in the thirteen weeks ended September 29, 2000 from $11,827 in the thirteen weeks ended October 1, 1999. As a percent of net sales, selling, general and administrative expenses decreased to 24.2% of net sales, in the thirteen weeks ended September 29, 2000 from 27.3% of net sales, in the thirteen weeks ended October 1, 1999. The decrease in selling, general and administrative expenses was due to spending reductions, which amounted to approximately $2,250, resulting from both the divestiture of the cycling division and lower provisions for doubtful accounts, offset somewhat by increased print media advertising, administrative staffing increases, increased professional fees and increased costs associated with the addition of two factory outlet stores. The increased provision for doubtful accounts in the thirteen weeks ended October 1, 1999 was due primarily to the pending bankruptcy filing by Just for Feet, Inc., which occurred on November 4, 1999. Selling expenses as a percent of net sales decreased to 14.6% in the thirteen weeks ended September 29, 2000 from 15.9% in the thirteen weeks ended October 1, 1999, while general and administrative expenses decreased to 9.6% of net sales in the thirteen weeks ended September 29, 2000 from 11.4% in the thirteen weeks ended October 1, 1999.

Net interest expense of $201 in the thirteen weeks ended September 29, 2000 was consistent with net interest expense in the thirteen weeks ended October 1, 1999, due to lower average debt levels in the thirteen weeks ended September 29, 2000, offset by higher borrowing rates.

INCOME BEFORE TAX AND MINORITY INTEREST

                                                  Thirteen Weeks Ended
                                         September 29,               October 1,
                                             2000                       1999
                                             ----                       ----

         Segment
           Saucony Brand..................$   5,856                  $  5,695
           Other Products.................      623                      (253)
                                          ---------                  ---------
           Total..........................$   6,479                  $  5,442
                                          =========                  ========

Consolidated income before tax and minority interest increased to $6,479 in the thirteen weeks ended September 29, 2000 from $5,442 in the thirteen weeks ended October 1, 1999 due primarily to the lower provisions for doubtful accounts and the elimination of operating losses incurred at our cycling division in the thirteen weeks ended October 1, 1999, due to the divestiture of the division.

INCOME TAXES

The provision for income taxes increased to $2,659 in the thirteen weeks ended September 29, 2000 from $2,322 in the thirteen weeks ended October 1, 1999, due primarily to the increased domestic pre-tax income due in large part to the divestiture of the cycling division. The effective tax rate decreased to 41.0% in the thirteen weeks ended September 29, 2000 from 42.7% in the thirteen weeks ended October 1, 1999 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

NET INCOME

Net income increased to $3,780 in the thirteen weeks ended September 29, 2000 from $3,094 in the thirteen weeks ended October 1, 1999. Diluted earnings per share increased to $0.60 in the thirteen weeks ended September 29, 2000 compared to $0.47 in the thirteen weeks ended October 1, 1999. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,347 and 6,639, respectively, in the thirteen weeks ended September 29, 2000 and October 1, 1999.


THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 1, 1999

CONSOLIDATED NET SALES

Net sales increased 9% to $134,645 in the thirty-nine weeks ended September 29, 2000 from $123,566 in the thirty-nine weeks ended October 1, 1999. At constant currency exchange rates, the net sales increase for the thirteen weeks ended September 29, 2000 would have been 10%. Excluding cycling division sales in the thirty-nine weeks ended September 25, 2000 and October 1, 1999, the net sales increase was 12% in the thirty-nine weeks ended September 29, 2000 over the comparable prior period.

On a geographic basis, domestic net sales increased $8,734, or 8%, to $117,281 in the thirty-nine weeks ended September 29, 2000 from $108,547 in the thirty-nine weeks ended October 1, 1999. International net sales increased $2,345, or 16%, to $17,364 in the thirty-nine weeks ended September 29, 2000 from $15,019 in the thirty-nine weeks ended October 1, 1999.

SAUCONY BRAND SEGMENT

Worldwide net sales of Saucony-branded footwear and apparel increased $12,175, or 11%, to $119,503 in the thirty-nine weeks ended September 29, 2000 from $107,328 in the thirty-nine weeks ended October 1, 1999, primarily due to a 7% increase in footwear unit volume and higher average unit sell prices. Overall average selling prices increased 5% in the thirty-nine weeks ended September 29, 2000 due to a shift in the domestic product unit volume sales mix from lower priced Originals products to higher priced technical footwear as compared to the comparable prior period and a change in the Originals product mix to higher priced footwear.

On a geographic basis, domestic net sales increased $9,692, or 10%, to $103,678 in the thirty-nine weeks ended September 29, 2000 from $93,986 in the thirty-nine weeks ended October 1, 1999 due primarily to higher average per pair sell prices and, to a lesser extent, a 4% increase in footwear unit volumes. In the thirty-nine weeks ended September 29, 2000 average per pair sell prices increased 6% as compared to the thirty-nine weeks ended October 1, 1999. Domestic technical footwear unit volume and Original footwear unit volume increased 8% and 1%, respectively, in the thirty-nine weeks ended September 29, 2000 as compared to the prior year. Sales of discontinued footwear accounted for approximately 4% of domestic Saucony net sales in the thirty-nine weeks ended September 29, 2000 as compared to 3% in the thirty-nine weeks ended October 1, 1999. Originals unit volume accounted for 57% of domestic unit volume in the thirty-nine weeks ended September 29, 2000 compared to 58% of domestic unit volume in the thirty-nine weeks ended October 1, 1999.

International net sales increased $2,483, or 19%, to $15,825 in the thirty-nine weeks ended September 29, 2000 from $13,342 in the thirty-nine weeks ended October 1, 1999 due primarily to increased distributor footwear unit volume, increased unit shipment volume in Canada and in Benelux, and, to a lesser extent, higher average per pair sell prices, offset somewhat due to the impact of currency exchange.

OTHER PRODUCTS SEGMENT

Net sales of Other Products decreased $1,096, or 7%, to $15,142 in the thirty-nine weeks ended September 29, 2000 from $16,238 in the thirty-nine weeks ended October 1, 1999, due primarily to the elimination of sales as a result of the divestiture of our cycling division, offset in part by increased sales at our factory outlet division stores, due to the addition of two factory outlet stores, and increased unit volume shipments of Hind-branded apparel.

COST AND EXPENSES

Our gross profit increased 10% to $51,484 in the thirty-nine weeks ended September 29, 2000 from $46,929 in the thirty-nine weeks ended October 1, 1999 due primarily to higher domestic and international footwear unit volumes. Gross margin improved .2% to 38.2% in the thirty-nine weeks ended September 29, 2000 from 38.0% in the thirty-nine weeks ended October 1, 1999 due to a change in our product mix, lower levels of product returns and discounts resulting from the product mix changes, offset in part by domestic pricing pressures and, to a lesser extent, the negative impact of the comparatively stronger U.S. dollar on European margins.

Selling, general and administrative expenses increased in absolute dollars to $34,021 in the thirty-nine weeks ended September 29, 2000 from $31,722 in the thirty-nine weeks ended October 1, 1999. As a percent of net sales, selling, general and administrative expenses decreased to 25.3% of net sales, in the thirty-nine weeks ended September 29, 2000 from 25.7% of net sales, in the thirty-nine weeks ended October 1, 1999. The increase in selling, general and administrative expenses was due to increased television and print media advertising, increased event sponsorship, increased variable selling expenses, administrative staffing increases, increased costs associated with the addition of two factory outlet stores and increased professional fees, offset in part by lower provisions for doubtful accounts. The increased provision for doubtful accounts in the thirty-nine weeks ended October 1, 1999 was due primarily to the pending bankruptcy filing by Just for Feet, Inc., which occurred on November 4, 1999. Selling expenses as a percent of net sales increased to 15.3% in the thirty-nine weeks ended September 29, 2000 from 14.8% in the thirty-nine weeks ended October 1, 1999, while general and administrative expenses decreased to 10.0% of net sales in the thirty-nine weeks ended September 29, 2000 from 10.9% in the thirty-nine weeks ended October 1, 1999.

On June 29, 2000, we sold substantially all of the assets and business of our cycling division, consisting of inventory, prepaid expenses, equipment and tradenames to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, we recorded a pre-tax loss of $2,944, inclusive of $1,240 of expenses associated with the transaction and expenses resulting from our exit of the cycling business, or $1,727 after-tax or $0.27 per diluted share. As a result of the transaction, a majority of the cycling division employees were severed and assets used exclusively in the cycling business were deemed impaired and have been written off. Expenses associated with the sale and exit of the cycling division are as follows:

         Transaction costs.........................................$     444

         Costs to exit facility and equipment leases
           and other non-cancelable contractual commitments........      251

         Employee severance and termination benefits...............      243

         Writeoff leasehold improvements...........................       84

         Writeoff goodwill and other deferred charges..............      218
                                                                   ---------

         Total.....................................................$   1,240
                                                                   =========

Included in accrued expenses at September 29, 2000 are $452 of costs associated with the sale and the exit of the cycling business, which we expect will be paid by the end of fiscal 2000.

Net interest expense decreased 5% to $563 in the thirty-nine weeks ended September 29, 2000 from $593 in the thirty-nine weeks ended October 1, 1999 due to lower average debt levels in the thirteen weeks ended September 29, 2000, offset in part by higher interest rates.

INCOME BEFORE TAX AND MINORITY INTEREST

                                                Thirty-Nine Weeks Ended
                                        September 29,               October 1,
                                            2000                       1999
                                            ----                       ----

         Segment
           Saucony Brand.................$  17,997                  $ 15,929
           Other Products................   (3,592)                     (882)
                                         ----------                 ---------
           Total.........................$  14,405                  $ 15,047
                                         =========                  ========

Consolidated income before tax and minority interest decreased to $14,405 in the thirty-nine weeks ended September 29, 2000 from $15,047 in the thirty-nine weeks ended October 1, 1999 due primarily to the loss on the sale of the cycling division and, to a lesser extent, operating losses incurred at our cycling division due to lower unit volume offset somewhat by increased pre-tax income for both domestic and international Saucony businesses.

INCOME TAXES

The provision for income taxes decreased to $5,971 in the thirty-nine weeks ended September 29, 2000 from $6,295 in the thirty-nine weeks ended October 1, 1999, due primarily to the loss on the sale of the cycling division which reduced domestic pre-tax income. The effective tax rate decreased to 41.5% in the thirty-nine weeks ended September 29, 2000 from 41.8% in the thirty-nine weeks ended October 1, 1999 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

NET INCOME

Net income decreased to $8,361 in the thirty-nine weeks ended September 29, 2000 from $8,684 in the thirty-nine weeks ended October 1, 1999. Diluted earnings per share decreased to $1.31 in the thirty-nine weeks ended September 29, 2000 compared to $1.32 in the thirty-nine weeks ended October 1, 1999. The loss on the sale of the cycling division reduced net income and diluted earnings per share by $1,727 and $0.27, respectively in the thirty-nine weeks ended September 29, 2000. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,381 and 6,571, respectively, in the thirty-nine weeks ended September 29, 2000 and October 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2000, our cash and cash equivalents totaled $1,932, a decrease of $1,583 from December 31, 1999. The decrease is due primarily to an increase in accounts receivable of $12,820, net of the provision for bad debt and discounts and, to a lesser extent, an increase in inventory of $3,808, offset somewhat by an increase in borrowings against our domestic and foreign credit facilities of $5,912. The increase in accounts receivable is due to increased net sales of our Saucony footwear products in the thirty-nine weeks ended September 29, 2000. Our days sales outstanding for accounts receivable increased to 74 days in the thirty-nine weeks ended September 29, 2000 from 69 days in the thirty-nine weeks ended October 1, 1999 due to the timing of shipments in the in the thirty-nine weeks ended September 29, 2000. Inventories increased $3,808 in the thirty-nine weeks September 29, 2000 due to near-term shipment requirements. As a consequence of the increased inventory level, our inventory turns ratio decreased to 3.1 turns in the thirty-nine weeks ended
September 29, 2000 from 3.3 turns in the thirty-nine weeks ended October 1, 1999. The number of days sales in inventory increased 6% to 118 days in the thirty-nine weeks ended September 29, 2000 from 111 days in the thirty-nine weeks ended October 1, 1999.

For the thirty-nine weeks ended September 29, 2000, we used $5,782 of net cash in operating activities, expended $938 to acquire capital assets, borrowed $5,912 under our credit facilities, expended $282 to reduce long-term debt and $2,213 to repurchase 207,400 shares of our Common Stock, received $1,350 from the sale of the cycling division and received $38 from the issuance of shares of our Common Stock.

Additional factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting the operating cash flows in the thirty-nine weeks ended September 29, 2000 included a decrease of $2,028 in accounts payable (due to the timing of inventory purchases), a decrease of $101 in accrued expenses (due primarily to decreased incentive compensation accruals) and a decrease of $155 in prepaid expenses (due to reduced prepayments for administrative expenses).

OVERALL LIQUIDITY

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments.

INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been non-existent as all transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into forward foreign exchange contracts to minimize certain transaction currency risk.


ACCOUNTING PRONOUNCEMENTS

SFAS 133 and SFAS 137

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) (as amended by Financial Accounting Standards No. 137, a deferral of the effective date of FASB statement No. 133 (SFAS 137)), which is effective for fiscal quarters of fiscal years commencing after June 15, 2000, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. In the period of adoption, the transition adjustments may effect current earnings and may effect other comprehensive income. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item or be deferred in other comprehensive income. We will be adopting SFAS 133 in the fourth quarter of fiscal 2000, the initial application of which will not have a material effect on earnings or on our financial position.

Staff Accounting Bulletin No. 101

On December 8, 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on properly applying Generally Accepted Accounting Principles to revenue recognition in financial statements. In March and June 2000 the SEC issued Staff Accounting Bulletins No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. We will be adopting SAB 101 in the fourth quarter of fiscal 2000, the initial application of which will not have a material effect on earnings or on our financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words that convey uncertainty of future events or outcomes. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those listed under "CERTAIN OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS" in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q and attached hereto as Exhibit 99.1, as well as any other cautionary language in this Quarterly Report on Form 10-Q.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have performed an analysis to assess the potential effect of reasonably possible near-term changes in inflation and foreign currency exchange rates. The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by us from foreign suppliers has been non-existent as all transactions were denominated in U.S. dollars. However, we are subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into certain forward foreign exchange contracts to minimize certain transaction currency risk.










PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

10.1 - Employment Agreement dated as of August 17, 2000 by and between the Company and John H. Fisher.

10.2 - Executive Retention Agreement dated as of August 17, 2000 by and between the Company and John H. Fisher.

10.3 - Employment Agreement dated as of August 17, 2000 by and between the Company and Charles A. Gottesman.

10.4 - Executive Retention Agreement as of August 17, 2000 by and between the Company and Charles A. Gottesman.

27.0 - Financial Data Schedule

99.1 - Certain Other Factors that May Affect Future Results, incorporated by reference to pages 19 - 21 of the Company's Annual Report on Form 10-K for the period ended December 31, 1999.


b.       Reports on Form 8-K

On July 13, 2000, the Company filed a Current Report on Form 8-K, dated June 29, 2000, pursuant to which the Company reported that it sold substantially all of the assets and business of its cycling and wetsuit division.








                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAUCONY, INC.


By: /s/ Michael Umana
Michael Umana
Vice President, Finance
Chief Financial Officer
(Duly authorized officer and principal financial officer)


Date:  November 13, 2000