Form 10-K
period 2001-01-05
SAUCONY INC
filed 2001-04-04
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the fiscal year ended January 5, 2001   Commission file number: 000-05083

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

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of the registrant, as of March 9, 2001, was approximately $31,745,000 (based on the closing prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 9, 2001 was 2,570,127 and 3,516,189, respectively.

Portions of the following documents are incorporated by reference in this Report.

                       Documents Incorporated by Reference

  Document                                                       Form 10-K Part

Proxy Statement for Annual Meeting of Stockholders                  Part III
of the Registrant to be held on May 24, 2001, to be filed with the Securities and Exchange Commission.




PART I

ITEM 1 - BUSINESS

OVERVIEW

We design, manufacture and market performance-oriented athletic footwear, athletic apparel and casual leather footwear. Our principal products are:

o technical running, walking, cross training and outdoor trail shoes, which we sell under the Saucony brand name;

o technical running shoe models from the early 1980's, which we reintroduced in 1998, as Saucony "Originals", our "classic" footwear line;

o athletic apparel, which we sell under the Hind brand name;

o premium leather casual footwear inspired by our vintage athletic heritage, which we sell under the Hyde brand name; and

o shoes for coaches and officials and casual leather walking and workplace footwear, which we sell under the Spot-bilt brand name.


Our products are sold in the United States at more than 5,500 retail locations and our 10 factory outlet stores and outside the United States in 32 countries through 20 distributors located throughout the world. For the fiscal year ended January 5, 2001, we generated total sales of $166.0 million.

On June 29, 2000, we sold substantially all of the assets and business of our cycling division, consisting of inventory, prepaid expenses, equipment and tradenames, to QR Merlin Acquisition LLC for $1.35 million in cash and the assumption of approximately $39,000 in liabilities.

Saucony(R), Spot-bilt(R), GRID(R), Hyde(R), and Hind(R) are our registered trademarks. This annual report on Form 10-K also includes other service marks, trademarks and trade names of ours and of companies other than us.


SEGMENTS

Our business is organized into two operating segments. The Saucony segment consists of Saucony(R) technical and Originals footwear, and the Other Products segment consists of Hind(R) athletic apparel, Hyde(R) Authentics footwear and Spot-bilt(R) shoes for coaches and officials and casual leather walking and workplace footwear, together with sales of our products at our 10 factory outlet stores and sales of our former cycling division.

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the periods and geographic areas indicated.

                                                     Net Sales
                                              (dollars in thousands)

                                   Fiscal 2000                   Fiscal 1999                 Fiscal 1998
                            ----------------------         ---------------------        --------------------
                                 $           %                  $           %                $           %
                                 -           -                  -           -                -           -
   Saucony

      Domestic..............$  125,318        75%          $  115,118        75%        $  67,774        64%
      International.........    19,631        12%              16,780        11%           18,558        18%
                            ----------    -------          ----------    -------        ---------    -------
      Total.................$  144,949        87%          $  131,898        86%        $  86,332        82%
                            ----------    -------          ----------    -------        ---------    -------

   Other Products
      Domestic..............$   18,786        12%          $   19,910        13%        $  15,590        15%
      International.........     2,294         1%               2,250         1%            3,152         3%
                            ----------    -------          ----------    -------        ---------    -------
      Total.................$   21,080        13%          $   22,160        14%        $  18,742        18%
                            ----------    -------          ----------    -------        ---------    -------

   Total....................$  166,029       100%          $  154,058       100%        $ 105,074       100%
                            ==========    =======          ==========       ====        =========    =======

For  further  financial  information   concerning  our  operating  segments  and
geographic areas, please see Notes 15 and 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.


PRODUCTS

FOOTWEAR

TECHNICAL FOOTWEAR. We sell performance running, walking, cross training and outdoor trail shoes for athletes under the Saucony brand name, which has been marketed in the United States for over 30 years. A substantial majority of sales are in the running shoe category. We have several different products within each Saucony brand category. These products have different designs and features, resulting in different cushioning, stability, support characteristics and prices.

We design and market separate lines for men and women within most technical footwear categories. We currently sell approximately 39% of our technical shoes to men and 61% to women. In keeping with our emphasis on performance, we market and sell our technical footwear to athletes who have a high participation rate in their sport of choice. We address this market through our "Loyal to the Sport" advertising campaign. We believe that these consumers are more brand loyal than those who buy athletic footwear for casual use. The suggested domestic retail prices for most of our technical footwear products are in the range of $50 to $85 per pair, with our top-of-the-line running shoes having suggested domestic retail prices of up to $125 per pair. During fiscal 2000 we introduced several new shoes targeted at the mid-priced footwear segment, which is the largest segment of the running shoe market, with retail prices ranging from $60 to $80 per pair.

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

We design our Saucony technical cross training, women's walking and outdoor technical trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony technical running shoes. Currently, our most popular non-running technical athletic shoe is a woman's performance walking shoe.

Technical footwear accounted for approximately 51%, 48% and 72% of our fiscal 2000, fiscal 1999 and fiscal 1998 consolidated net sales, respectively.

ORIGINALS FOOTWEAR. In 1998, we reintroduced a number of our technical running shoe models from the early 1980's under the name "Originals." These shoes appeal to younger consumers who do not generally wear them for athletic purposes. We believe our Originals shoes have benefited from the trend toward "retro" products in footwear and apparel. We offer these shoes in a variety of styles with over 100 combinations of colors and materials. The suggested retail prices for our Originals are in the range of $40 to $60 per pair.

Our initial Originals offering consisted of two models, the "Jazz Originals" and the "Shadow Originals." In light of the success of these products, we expanded the Originals product line to include color and material variations on our initial Originals. During fiscal 2000, we introduced additional Originals products, including "retro" footwear products, or contemporary-styled reintroductions of our technical running shoe models from the early 1980's, or athletic footwear designed for the 12 to 25 year old footwear consumer.

Originals accounted for approximately 35%, 37% and 9% of our fiscal 2000, fiscal 1999 and fiscal 1998 consolidated net sales, respectively.

SPOT-BILT

We sell shoes for coaches and officials and casual leather walking and workplace footwear under the Spot-bilt brand name through the same distribution channels as our Saucony brand shoes.

HYDE AUTHENTICS

We offer premium leather casual footwear under the Hyde Authentics brand name. We introduced the initial collection of Hyde Authentics in November 2000. This line consists of 14 models in oxford and boot styles that are based upon our offerings of baseball, football and coaches shoes from the 1940's, 1950's and 1960's. We designed these shoes for the 25 to 40 year old male consumer who chooses lifestyle footwear as an important part of his wardrobe.

ATHLETIC APPAREL

HIND

We sell a full line of technical apparel under the Hind brand name for use in a variety of sports, including bicycling, swimming and running. We believe that our Hind products have a reputation among athletes for delivering comfort and performance. Most of our Hind products incorporate our moisture management technology, which transfers moisture away from the wearer's skin to maximize comfort. In addition, we frequently add innovations to our Hind product offerings in an effort to incorporate the latest fabric technology.

OTHER BRANDS

We also market athletic apparel under the Saucony label. We target our Saucony apparel line at the mainstream running consumer. We believe that our Saucony athletic apparel supports our Saucony athletic footwear products by enhancing the visibility of the Saucony brand.

PRODUCT DESIGN AND DEVELOPMENT

We believe that the technical performance of our Saucony footwear and other product lines is important to the ultimate consumers of our products. We continually strive to produce products that improve athletic performance and maximize comfort. We use the consulting services of professional designers as well as podiatrists, orthopedists, athletes, trainers and coaches as part of our product development program. We maintain a staff of 16 design and development specialists in Peabody, Massachusetts and Boulder, Colorado to undertake continuing product development.

In fiscal 2000 we spent approximately $1.08 million on our product development programs, compared to approximately $1.68 million in each of fiscal 1999 and fiscal 1998. Most of our research and development expenditures relate to Saucony brand products.


SALES AND MARKETING

SAUCONY

We sell our Saucony footwear products at more than 5,500 retail outlets in the United States, primarily higher-end, full-margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. Retail outlets include Foot Locker, Lady Foot Locker, The Athlete's Foot, The Shoe Show, Road Runner Sports, FootStar and The Finish Line.

We maintain a corporate sales team that is directly responsible for the sales activity in our largest 42 accounts. We also sell our footwear and apparel to retail outlets in the United States through 12 independent manufacturer agents, whose organizations employ approximately 44 sales representatives. We coordinate the efforts of these representatives through our field sales management team. Our web sites (saucony.com and sock-a-knee.com) receive thousands of "hits" weekly from consumers looking for new product information, race and event data, as well as general Saucony information.

We sell our Saucony products outside the United States in 32 countries through 20 distributors located throughout the world, through our Canadian subsidiary, in which we hold an 85% ownership interest, and through our wholly owned subsidiaries located in the Netherlands and the United Kingdom.

We strive to enhance our reputation and image in the marketplace and increase recognition of the Saucony brand name by advertising our products through print media and television advertising. For our technical footwear, we advertise primarily in magazines such as "Runner's World," "Maxim," "ESPN" and "Cooking Light." We also sponsor sporting events and telecasts to drive brand awareness and image of our technical footwear to athletes. Examples include "Saucony Running and Racing" seen monthly on ESPN, as well as sponsorship of the Los Angeles Marathon and Chase Corporate Challenge race series. To build in-store presence, we use account-specific and in-store promotions, such as athlete appearances, special events and discounts for store employee purchases of our products. For our Originals line, we generally advertise in "lifestyle" magazines that target 12 to 25 year olds, such as "Teen People," "Vibe," "Jump" and "Spin."

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

OTHER PRODUCTS

We sell our Hind products domestically and internationally at independent sporting goods stores and specialty sporting equipment stores through 13 independent manufacturers' agents, whose organizations employ approximately 32 sales representatives. We market our Spot-bilt line through our Saucony brand distribution channels and directly to customers through our website at Spotbilt.com. We introduced our Hyde Authentics products in November 2000 and are currently selling these products domestically to a limited number of men's fashion and men's footwear retail outlets through six independent manufacturers' agents, whose organizations employ approximately 16 sales representatives. We advertise these other brands in magazines and at trade shows and similar events.

FACTORY STORES

We currently operate 10 factory outlet stores at which we sell our Saucony, Hind, Spot-bilt and Hyde products. To avoid competing against the full-margin retail outlets, we generally limit the items offered at these stores to products with cosmetic defects, discontinued merchandise and certain slow-moving products. As part of our growth strategy, we intend to expand our factory stores to target regions where we believe the Saucony brand is underdeveloped by establishing clusters of factory stores, which we believe will strengthen Saucony brand name recognition. During fiscal 2000 we opened four factory outlet stores and closed two under-performing stores. We intend to open two additional factory outlet stores in fiscal 2001.

MANUFACTURING

We assemble a majority of our domestically sold Saucony technical footwear at our manufacturing facility in Bangor, Maine, largely with components sourced from independent manufacturers located overseas. We believe that assembly at our Bangor facility enables us to produce and deliver finished technical footwear more quickly than most of our competitors. Independent overseas manufacturers produce the balance of our Saucony products, including our Originals products, and all of our Spot-bilt and Hyde Authentics products.

The overseas footwear manufacturers that supply products and components to us are located in Asia, principally in China. We select footwear manufacturers in large part on the basis of our prior experience with the manufacturer and the availability of production capacity. We have developed long-term relationships with key footwear manufacturers that we believe have yielded many benefits, including quality control, favorable costs, flexible working arrangements and predictable production capacity. Although to date we have not experienced difficulty in obtaining manufacturing services, we seek to develop additional overseas manufacturing sources from time to time, both to increase our sourcing capacity and to obtain alternative sources of supply.

We perform an array of quality control procedures at various stages of the production process, from testing of product prototypes prior to manufacture, to inspection of finished goods prior to shipment. Our quality control program is designed to ensure that finished goods meet our established design specifications and high quality standards. We employ approximately 15 Saucony footwear quality control personnel in Taiwan as well as quality control specialists at our manufacturing facilities in the United States. Our personnel in Taiwan regularly visit our footwear manufacturers throughout Asia to monitor, oversee and improve the quality control and production processes.

We contract with third parties for the manufacture of our Hind apparel, most of which is manufactured in the United States of domestically sourced fabrics.

SUPPLIERS

Raw materials required for the manufacture of our products, including leather, rubber, nylon and other fabrics, are generally available in the country in which our products are manufactured. We and our suppliers have not experienced any difficulty in satisfying raw material needs to date.

The number of our foreign suppliers and the percentage of products sourced by us from particular foreign suppliers varies from time to time. During fiscal 2000, we purchased footwear products from approximately 10 overseas suppliers. One such supplier, located in China, accounted for approximately 51% of our total overseas footwear purchases by dollar volume.

Although we have no long-term manufacturing agreements with our overseas suppliers and compete with other athletic shoe and apparel companies, including companies that are much larger than us, for access to production facilities, we believe that our relationships with our footwear and other suppliers are strong. We also believe that we have the ability to develop, over time, alternative sources in various countries for footwear, footwear components and other products that we source from our current suppliers. However, in the event of a supply interruption, our operations could be materially and adversely affected if a substantial delay occurred in locating and securing alternative sources of supply.

DISTRIBUTION AND INVENTORY

We distribute our products from our owned warehouses in Massachusetts and leased warehouses in Canada and The Netherlands, as well as through third-party operated warehouse facilities located in California and the United Kingdom.

To accommodate our domestic customers' requirements and plan for our own product needs, we employ a "futures" order program for our Saucony technical and Originals and Hind apparel products under which we take orders in advance of the selling season for a particular product and commit to ship the product to the customer in time for the selling season. We offer our customers price discounts and extended payment terms as an incentive for using this ordering program. Our futures order program is similar to programs offered by other athletic footwear companies. We also maintain an open-stock inventory of our technical and Hind apparel products so that we can satisfy retailers' orders on an "at-once" basis. We sell our Originals line of footwear only on a "futures" basis, with no planned inventory position, because we believe that demand for products from our Originals line is more closely tied to style and fashion trends than demand for our other products. By maintaining no planned inventory of our Originals line, we seek to minimize the risk of inventory obsolescence that can result from unanticipated changes in consumer preferences. We are, however, subject to inventory risk for our Originals products should we experience significant order cancellations.

BACKLOG

The athletic and casual footwear and athletic apparel industries that we compete in are subject to seasonal sales fluctuations. Sales of our Saucony and other footwear brands are generally highest in the first and third quarters, while sales of our Hind athletic apparel are highest in the third and fourth quarters. Because products sold on an "at once" basis are generally shipped as orders are received, our backlog relates primarily to products sold on a "futures" basis.

Our backlog of unfilled orders was approximately $66.4 million at January 5, 2001 and $65.4 million at December 31, 1999. We expect that all of our backlog at January 5, 2001 will be shipped in fiscal 2001, provided that our customers do not cancel their orders. Our backlog does not necessarily represent actual future shipments, because orders may be cancelled by our customers without financial penalty. Also, the rate of customer order cancellations can vary quarter-to-quarter and year-to-year. During the fourth quarter of fiscal 2000, the order cancellation rate for our Saucony footwear was higher than our historical average.

During 2000, we derived approximately 14% of our consolidated revenue from sales to one customer, Venator, which operates Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs and Eastbay Running stores.

TRADE POLICY

Our practice of sourcing products and components overseas, with subsequent importation into the United States, exposes us to possible product supply disruptions and increased costs in the event of actions by United States or foreign government agencies adverse to continued trade or the enactment of legislation that restricts trade.

For example, we import significant amounts of our footwear product and components from China. On October 10, 2000, President Clinton signed legislation that will establish Permanent Normal Trade Relations ("PNTR") between the United States and China. However, normal trade relations will go into effect on a permanent basis only after China finalizes its accession protocol with the World Trade Organization ("WTO"), a prerequisite for China's membership in the WTO. There can be no assurance that this will occur or when it will occur. PNTR, formerly known as "most favored nation" status, allows China to receive the same favorable tariff treatment that the United States extends to its other "normal" trading partners.

In the past, the United States has accorded China normal trade relations treatment, but only on a temporary basis, subject to annual review by the U.S. Congress. Until China accedes to the WTO, and the United States begins to extend normal trade relations status to China on a permanent basis, Congress will continue to review the provisional application of this status to China on an annual basis. As a result of this review, Congress could seek to revoke normal trade relations with Taiwan. The cancellation of, or the imposition of conditions upon, China's normal trade relations status could significantly add to our cost of goods and could restrict our supply of products and components from that country.

We are unable to predict whether additional United States customs duties, quotas or other restrictions may be imposed in the future upon the importation of our products or components. Any such occurrences might adversely affect our sales or profitability, possibly materially.

COMPETITION

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors for our Hind products are Nike, Pearl Izumi and TYR. We believe that the key competitive factors for all of our products are technical performance, styling, durability, product identification through promotion, brand awareness and price. We believe that we are competitive in all of these areas.

TRADEMARKS

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Saucony(R), Spot-bilt(R), GRID(R), Hyde(R) and Hind(R) marks, among others, in the United States. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we cannot guarantee that we will be able to register or use such marks in each foreign country in which we seek registration.

EMPLOYEES

As of January 5, 2001, we employed approximately 408 people worldwide. Of these employees, approximately 332 were in the United States and approximately 76 were in foreign locations. We believe that our employee relations are excellent. We have never experienced a strike or other work stoppage. Approximately 34 employees in our Peabody, Massachusetts warehouse were represented by a union as of January 5, 2001. None of our other employees are represented by a union or are subject to a collective bargaining agreement.


EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

            Name                Age                     Position
------------------------        ---      ---------------------------------------

John H. Fisher                   53         President, Chief Executive Officer
                                            and Director

Charles A. Gottesman             50         Executive Vice President,
                                            Chief Operating Officer, Treasurer
                                            and Director

Michael Umana                    38         Senior Vice President, Finance and
                                            Chief Financial Officer

Arthur E. Rogers, Jr.            38         President, Saucony North America

Wolfgang Schweim                 48         President, Saucony International

Roger P. Deschenes               42         Vice President, Controller and
                                            Chief Accounting Officer

Daniel J. Horgan                 45         Vice President, Operations

Andrew M. James                  44         Vice President, MIS

Samuel S. Ward                   38         Vice President, Enterprise Solutions


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

Michael Umana has served as Senior Vice President, Finance and Chief Financial Officer since May 2000. Mr. Umana joined us in October 1999 as Vice President, Finance and Chief Financial Officer. From 1997 to 1999, Mr. Umana served as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit, at PerkinElmer, Inc., a high technology manufacturer. Prior to 1997, Mr. Umana held various auditing and consulting positions, the most recent being Senior Manager, Business Consulting, at Arthur Andersen LLP, a professional services company from 1985 to 1997. Mr. Umana is a Certified Public Accountant.

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

Samuel S. Ward joined  Saucony in February  2001 as Vice  President,  Enterprise
Solutions. From 1994 to 2001, Mr. Ward held various consulting positions, including Senior Consultant and Manager, the most recent being Senior Manager, which he held from 2000 to 2001, in the Business Consulting Group at Arthur Andersen LLP, a professional services company. Mr. Ward graduated from Duke University's Fuqua School of Business in 1994. From 1987 to 1992, Mr. Ward held various finance and operations positions at General Electric Company and completed General Electric's Financial Management Program.

ITEM 2 - PROPERTIES

Our general and executive offices and our main distribution facility are located in Peabody, Massachusetts and are owned by us. This facility consists of approximately 175,000 square feet, of which 145,000 square feet is warehouse space.

We also own a facility in Bangor, Maine containing approximately 73,000 square feet of space, substantially all of which is used for the assembly of our Saucony running shoes. We also own a warehouse and distribution facility in Brookfield, Massachusetts containing approximately 109,000 square feet, which was reactivated in 2000.

We lease approximately 4,000 square feet of office space in Boulder, Colorado. We lease factory outlet stores with an aggregate of approximately 24,000 square feet of retail space at nine locations in Massachusetts, Maine and Florida. We also own a factory outlet store containing approximately 3,000 square feet of retail space in Bangor, Maine.


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

                                                                     Class A                        Class B
                                                                  Common Stock                Common Stock

                                                              High          Low             High             Low
                                                              ----          ---             ----             ---
     FISCAL YEAR ENDED JANUARY 5, 2001


     First quarter.........................................$ 15-1/2              9      $   14-7/8       $   8-5/8
     Second quarter........................................      14          8-7/8              14               8
     Third quarter.........................................  11-1/2          9-1/4          11-1/2           8-5/8
     Fourth quarter........................................  11-1/4              8          11-1/8         7-23/64


     FISCAL YEAR ENDED DECEMBER 31, 1999

     First quarter.........................................$  9-3/4      $       5      $        9       $   4-5/8
     Second quarter........................................  24-1/8          6-1/2          24-1/2           6-1/4
     Third quarter.........................................      26             12          28-1/2          12-5/8
     Fourth quarter........................................  19-3/4         10-3/4          19-3/4          10-3/4



There were 272 and 282 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 30, 2001. Only the Class A Common Stock has voting rights.

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. We currently intend to retain future earnings to fund the development and growth of our business. Our credit facility agreement restricts the payment or declaration of any dividend. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA
SELECTED INCOME STATEMENT DATA


                                                                    (in thousands; except per share amounts)

                                                           Year        Year         Year        Year        Year
                                                           Ended       Ended        Ended       Ended       Ended
                                                          Jan. 5,    Dec. 31,      Jan. 1,     Jan. 2,     Jan. 3,
                                                         2001 (1)      1999         1999        1998        1997
                                                         --------      ----         ----        ----        ----

Revenues...............................................$ 166,362     $154,691    $105,810    $ 93,962    $  91,879

Operating income (loss) (2)............................   16,123       18,196       5,741      (1,935)       2,345

Income (loss) from continuing operations...............    8,963       10,319       3,579      (4,032)       1,349

Discontinued operations:
   Loss from discontinued operations...................       --           --          --        (394)        (243)
   Gain on disposal of Brookfield business.............       --           --          --          96           --

Net income (loss)......................................    8,963       10,319       3,579      (4,330)       1,106

Earnings per common share - basic
   Income (loss) from continuing operations............$    1.45     $    1.64   $   0.57    $  (0.65)   $   0.22
   Loss from discontinued operations...................      --            --         --        (0.05)      (0.04)
                                                       --------      --------    -------     ---------   ---------
Net income (loss) per common share - basic.............$    1.45     $    1.64   $   0.57    $  (0.70)   $   0.18
                                                       =========     =========   ========    =========   ========

Earnings per common share - diluted
   Income (loss) from continuing operations............$    1.41     $    1.57   $   0.56    $  (0.65)   $   0.22
   Loss from discontinued operations...................      --            --         --        (0.05)      (0.04)
                                                       --------      --------    -------     ---------   ---------
Net income (loss) per common share - diluted ..........$    1.41     $    1.57   $   0.56    $  (0.70)   $   0.18
                                                       =========     =========   ========    =========   ========

Weighted average common shares and
   equivalents outstanding for diluted EPS ............    6,341        6,568       6,373       6,240        6,268

Cash dividends per share of common stock...............       --           --          --          --           --


SELECTED BALANCE SHEET DATA
                                                          Jan. 5,     Dec. 31,     Jan. 1,     Jan. 2,     Jan. 3,
                                                           2001         1999        1999        1998        1997
                                                           ----         ----        ----        ----        ----

Current assets.........................................$  73,531     $ 66,480    $ 58,963    $ 50,091    $  57,896

Current liabilities....................................   15,919       15,403      18,840      13,315       13,963

Working capital........................................   57,612       51,077      40,123      36,776       43,933

Total assets...........................................   83,285       77,181      69,879      61,316       70,752

Long-term debt and capitalized lease
   obligations, net of current portion.................       34          292         559         771        4,893

Stockholders' equity...................................   64,620       58,962      48,250      45,072       49,484

---------------------------



(1)      See Note 1 to our Consolidated Financial Statements regarding reporting period.
(2)      See Note 14 to our Consolidated Financial Statements regarding the sale of our cycling division in fiscal 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollar amounts throughout this Item 7 are in thousands, except per share amounts.


HIGHLIGHTS

                                                                           Increase (Decrease)
                                                                           -------------------
                                                                    2000 vs. 1999        1999 vs. 1998
                                                                    -------------        -------------

         Net sales.............................................$   11,971    7.8%    $   48,984    46.6%
         Gross profit..........................................     3,329    5.7         21,373    57.1
         Selling, general and administrative expenses..........     2,441    5.9          8,815    27.2

                                                                                 $ Change
                                                                                 --------
                                                                    2000 vs. 1999         1999 vs. 1998
                                                                    -------------         -------------

         Operating income.........................................$   (2,073)               $  12,455
         Income before income taxes...............................    (2,076)                  12,351
         Net income...............................................    (1,356)                   6,740

                                                                        Percent of Net Sales
                                                                        --------------------
                                                                   2000         1999         1998
                                                                   ----         ----         ----

         Gross profit..............................................37.4%        38.2%        35.6%
         Selling, general and administrative expenses..............26.3         26.8         30.9
         Operating income ..........................................9.7         11.8          5.5
         Income before income taxes.................................9.3         11.4          5.0
         Net income.................................................5.4          6.7          3.4


CONSOLIDATED NET SALES

Fiscal 2000, fiscal 1999 and fiscal 1998 consisted of 53, 52 and 52 weeks, respectively. Our net sales and results of operations for each of fiscal 2000, fiscal 1999 and fiscal 1998 are comparable. Net sales increased $11,971, or 8%, to $166,029 in fiscal 2000 from $154,058 in fiscal 1999. At constant exchange rates, fiscal 2000 net sales would have been $13,356, or 9%, higher than fiscal 1999. Excluding sales from our former cycling division, the net sales increase in fiscal 2000 would have been 11% higher than fiscal 1999. Net sales increased $48,984, or 47%, to $154,058 in fiscal 1999 from $105,074 in fiscal 1998. The impact of foreign exchange rate changes on net sales was negligible when comparing fiscal 1999 with fiscal 1998.

On a geographic basis, domestic sales increased $9,076, or 7%, to $144,104 in fiscal 2000 from $135,028 in fiscal 1999. International sales increased $2,895, or 15%, to $21,925 in fiscal 2000 from $19,030 in fiscal 1999. At constant exchange rates, the international sales increase in fiscal 2000 would have been 22%. Domestic sales increased $51,664, or 62%, to $135,028 in fiscal 1999 from $83,364 in fiscal 1998. International sales decreased $2,680, or 12%, to $19,030 in fiscal 1999 from $21,710 in fiscal 1998. At constant exchange rates, the international sales decrease in fiscal 1999 would have been 14%.

SAUCONY SEGMENT

                           2000                     1999                 1998
                           ----                     ----                 ----

  Net Sales           $144,949 (+10%)         $131,898 (+53%)           $86,332

2000 COMPARED TO 1999

Worldwide net sales of Saucony branded footwear and apparel increased $13,051, or 10%, to $144,949 in fiscal 2000 from $131,898 in fiscal 1999, due primarily to an 6% increase in footwear unit volumes and higher domestic and international wholesale per pair average sell prices. The average domestic wholesale selling prices per pair of domestic footwear increased 5% in fiscal 2000 versus fiscal 1999, due to an 11% increase in technical footwear unit volumes and a change in the product mix for technical and Originals footwear to higher priced products that resulted in higher average sell prices for both categories.

Domestic net sales increased $10,200, or 9%, to $125,318 in fiscal 2000 from $115,118 in fiscal 1999, due primarily to the 11% increase in technical footwear unit volumes, a 103% increase in closeout footwear unit volumes and the higher average wholesale selling prices per pair for both technical and Originals footwear, partially offset by a 4% decrease in Originals footwear unit volumes and lower special make-up footwear volume. Sales of closeout footwear accounted for approximately 5% of domestic Saucony net sales in fiscal 2000 compared to 3% in fiscal 1999. The Originals footwear accounted for 53% of fiscal 2000 domestic footwear unit volume versus 58% in fiscal 1999. The unit volume decrease in Originals footwear is primarily due to a lack of sell-through on the "new-school" products, which resulted in order cancellations. During the fourth quarter of fiscal 2000, the order cancellation rate for our Saucony footwear was higher than our historical average.

International net sales increased $2,851, or 17%, to $19,631 in fiscal 2000 from $16,780 in fiscal 1999, due primarily to a 23% increase in technical footwear unit volumes and higher average wholesale per pair sell prices, partially offset by the negative impact of the stronger U.S. dollar against European currencies. Footwear unit volumes at our international distributor business, and our European and Canadian subsidiaries, increased 45% and 11%, respectively, in fiscal 2000 versus fiscal 1999. The footwear unit volume increase in our international distributor business is due primarily to our entry into the Japanese footwear market in 2000, which accounted for approximately 64% of the international distributor unit volume increase.

1999 COMPARED TO 1998

Worldwide net sales of Saucony branded footwear and apparel increased $45,566, or 53%, to $131,898 in fiscal 1999 from $86,332 in 1998, primarily due to an 82% unit volume growth in the footwear category. The average domestic wholesale selling price per pair of domestic footwear decreased 14% in fiscal 1999 versus fiscal 1998 due to a higher proportion of more moderately-priced Originals and special make-up footwear in our domestic product mix and lower average sell prices for technical footwear.

Domestic net sales increased $47,344, or 70%, to $115,118 in fiscal 1999 from $67,774 in fiscal 1998. The increase in domestic sales was due primarily to the continued strong demand for the Originals footwear, which accounted for 58% of domestic footwear unit volume for the year, and, to a lesser extent, increased special make-up and technical footwear volume.

International net sales decreased $1,778, or 10%, to $16,780 in fiscal 1999 from $18,558 in fiscal 1998, due primarily to the discontinuance of operations in Australia and decreased distributor unit volume, partially offset by increased direct sales in Canada and Western Europe due to increased unit volume.

OTHER PRODUCTS SEGMENT

                          2000                     1999                 1998
                          ----                     ----                 ----

  Net Sales           $21,080 (-5%)           $22,160 (+18%)           $18,742

The Other Products segment consists of our Hind athletic apparel, ten factory outlet stores, Spot-bilt coaches' and official shoes and casual walking and workplace footwear, Hyde Authentics casual footwear and sales from our former cycling division. Each of these businesses represented less than 10% of total revenues and, in the aggregate, represented 13% of total net sales in fiscal 2000.

2000 COMPARED TO 1999

Worldwide sales of Other Products decreased $1,080, or 5%, to $21,080 in fiscal 2000 from $22,160 in fiscal 1999 due primarily to the elimination of sales resulting from the cycling division divestiture, partially offset by increased sales of our Hind brand apparel and increased sales at our factory outlet stores.

Domestic net sales of Other Products decreased $1,124, or 6%, to $18,786 in fiscal 2000 from $19,910 in fiscal 1999 due primarily to the elimination of sales from our former cycling division, which was divested in fiscal 2000, partially offset by increased unit volume of our Hind apparel brand and increased sales at our factory outlet division stores due to the net addition of two factory outlet stores. International net sales of Other Products increased $44, or 2%, to $2,294 in fiscal 2000 from $2,250 in fiscal 1999, due to increased Hind apparel sales in Europe.

1999 COMPARED TO 1998

Worldwide sales of Other Products increased $3,418, or 18%, to $22,160 in fiscal 1999 from $18,742 in fiscal 1998 due to increased domestic net sales. Other Products segment domestic sales increased $4,320, or 28%, to $19,910 in fiscal 1999 from $15,590 in fiscal 1998 due primarily to increased unit volume of our Hind apparel brand and, to a lesser extent, increased unit volume at our former cycling division. The sales increase also reflects increased retail sales at our outlet division due to the addition of two factory outlet stores. International net sales of Other Products decreased $902, or 29%, to $2,250 in fiscal 1999 from $3,152 in fiscal 1998 due to the discontinuance of operations in Australia.

COSTS AND EXPENSES

Our gross margin in fiscal 2000 decreased 0.8% to 37.4% from 38.2% in fiscal 1999, due primarily to a change in domestic Saucony product mix to higher levels of closeout sales at comparatively lower margins, domestic pricing pressures, increased inventory reserves and, to a lesser extent, the negative impact of the stronger U.S. dollar on our European margins and a change in the Saucony international sales mix to increased distributor sales. For the 1999 fiscal year, the gross margin improved 2.6% to 38.2% from 35.6% in fiscal 1998. The improvement in the fiscal 1999 margin was due to a change in product mix, purchasing economies, lower levels of product returns and markdowns and lower levels of closeout product sales.

The SG&A ratio improved 0.5% to 26.3% of net sales in fiscal 2000 from 26.8% in 1999. The improvement in the ratio resulted from the continued management of advertising, selling and administrative expenses below the rate of sales growth. In absolute dollars, selling, general and administrative expenses increased to $43,702 in 2000, or 6%, from $41,261 in fiscal 1999. Increased spending in fiscal 2000 was attributable to increased television and print media advertising, increased account-specific advertising and promotion, increased event sponsorship, increased variable selling expenses, administrative staffing increases, increased operating expenses associated with the factory outlet division expansion and increased professional fees, partially offset by reduced operating expenses resulting from the cycling division divestiture and lower provisions for doubtful accounts. The higher provision for doubtful accounts in fiscal 1999 was due primarily to the bankruptcy filing by Just for Feet, Inc.

For the 1999 fiscal year, our SG&A ratio improved 4.1% to 26.8% of net sales compared to 30.9% in 1998. The improvement in the ratio resulted from the continued management of advertising, selling and administrative expenses below the rate of sales growth. In absolute dollars, selling, general and administrative expenses increased to $41,261 in fiscal 1999, or 27%, from $32,446 in fiscal 1998. Increased spending in fiscal 1999 was attributable to increased performance-based incentive compensation, increased staffing, an increase in the provision for doubtful accounts due primarily to the bankruptcy filing by Just for Feet, Inc., volume driven advertising and selling expenses and increased athlete and event sponsorship.

SALE OF CYCLING DIVISION

On June 29, 2000, we sold substantially all of the assets and business of our cycling division, consisting of inventory, prepaid expenses, equipment and tradenames, to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, we recorded a pre-tax loss of $2,661, inclusive of $1,012 of expenses associated with the transaction and expenses resulting from our exit of the cycling business, or $1,553 after-tax or $0.24 per diluted share. As a result of the transaction, a majority of the cycling division employees were severed and assets used exclusively in the cycling business were deemed impaired and have been written off. Expenses associated with the sale and exit of the cycling division are as follows:


  Transaction costs................................................$    358
  Costs to exit facility and equipment leases and
    other non-cancelable contractual commitments...................     142
  Employee severance and termination benefits......................     210
  Writeoff leasehold improvements..................................      84
  Writeoff goodwill and other deferred charges.....................     218
                                                                   --------

  Total............................................................$  1,012
                                                                   ========

Included in accrued expenses at January 5, 2001 are $144 of costs associated with the sale and the exit of the cycling business, which we expect will be paid by the end of the second quarter of fiscal 2001.

Net sales from the cycling division, which are included in our Other Products segment, represented approximately 1.9%, 4.7% and 6.1% of consolidated net sales for fiscal years 2000, 1999 and 1998, respectively. The loss on the sale of the cycling division is included in the income before tax for the Other Products segment.

INTEREST EXPENSE

Net interest expense totaled $626, $683 and $707 in fiscal years 2000, 1999 and 1998, respectively. Interest expense decreased 8% in fiscal 2000 due to lower average debt levels and increased interest income, partially offset by higher interest rates on our domestic borrowings. In fiscal 1999, interest expense decreased 3% due to lower average debt levels and, to a lesser extent, lower interest rates compared to fiscal 1998.

INCOME BEFORE TAXES

        Segment                   2000            1999             1998
        -------                   ----            ----             ----

    Saucony....................$ 18,507        $ 18,965         $  5,497
    Other Products.............  (2,994)         (1,376)            (259)
                               ---------       ---------        ---------
    Consolidated...............$ 15,513        $ 17,589         $  5,238
                               =========       =========        =========

We evaluate business performance and the performance of key managers based on profit or loss before income taxes. Income before tax decreased by $2,076 in fiscal 2000 to $15,513 compared to $17,589 in fiscal 1999, due primarily to the loss on the sale of the cycling division, which impacted the Other Products segment, and lower domestic pre-tax income realized by the domestic Saucony segment due to lower gross margins and higher selling expenses, partially offset by improved profitability in our Saucony international and Hind apparel businesses.

Income before tax improved by $12,351 in fiscal 1999 to $17,589 compared to $5,238 in fiscal 1998, due primarily to the significant increase in pre-tax income realized by the domestic Saucony segment and profitable Saucony international operations. The Other Products segment recorded a pre-tax loss of $1,376 in fiscal 1999 compared to a loss of $259 in fiscal 1998. The deterioration in the Other Products segment pre-tax income in fiscal 1999 was due principally to the diminished financial position of Quintana Roo, due in large part to excess inventories and a high level of administrative overhead.

INCOME TAXES

The provision for income taxes decreased to $6,461 in fiscal 1999 from $7,194 in fiscal 1999, due primarily to the loss on the sale of the cycling division which reduced domestic pre-tax income. The effective tax rate increased 0.7% to 41.6% in fiscal 2000 from 40.9% in fiscal 1999 due to a shift in the composition of domestic and foreign pre-tax earnings and an increase in deferred valuation allowances on foreign loss carryforwards that are not expected to be realized.

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

NET INCOME

Net income for fiscal 2000 decreased to $8,963, or $1.41 per diluted share, compared to $10,319, or $1.57 per diluted share, in fiscal 1999. The loss on the sale of our cycling division reduced net income and diluted earnings per share by $1,553 and $0.24, respectively, in fiscal 2000. Excluding the effect of the loss on the sale of our cycling division, our net income in fiscal 2000 would have been $10,516, or $1.65 per diluted share. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,341 and 6,568, respectively, in fiscal 2000 and 1999. Fiscal 1999 net income was $10,319 compared to $3,579 in fiscal 1998. Diluted earnings per share was $1.57 in fiscal 1999 compared to $0.56 per diluted share in fiscal 1998. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,568 and 6,373, respectively, in fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2000

As of January 5, 2001, our cash and cash equivalents totaled $4,738, an increase of $1,223 from December 31, 1999. The increase was due primarily to the generation of $4,100 of cash from operations, the receipt of $1,350 from the sale of our former cycling division and an increase of $335 in short-term borrowings, principally under our credit facilities. This increase was partially offset by cash outlays for capital assets of $1,669, the repurchase of shares of our common stock of $2,688 and the repayment of long-term debt of $360.

The increase in accounts receivable of $3,074, net of the provision for bad debt and discounts, was due primarily to increased net sales of our Saucony and other products in the fourth quarter of fiscal 2000 and an increase in our days sales outstanding for our accounts receivable. Our days sales outstanding for our accounts receivable increased to 59 days in fiscal 2000 from 57 days in fiscal 1999, due primarily to the reserve of $1,525 provided for on the receivable due from Just for Feet, Inc. in fiscal 1999, which reduced the fiscal 1999 days sales outstanding by 3 days, and, to a lesser extent, the timing of shipments in the fourth quarter of fiscal 2000. Inventories increased $6,018 in fiscal 2000 due to increased domestic Saucony footwear inventory, increased Hind apparel inventory and increased inventory at the our factory outlet stores, due to the net addition of two stores in 2000. The increase in domestic Saucony footwear inventory resulted from increased order cancellations in the fourth quarter of 2000 for both technical and Originals footwear. We expect that the majority of the inventory increase that resulted from the fourth quarter order cancellations will be sold in the first six months of fiscal 2001, though we expect that a portion of this inventory will be sold at lower than customary margins. Our inventory turns ratio decreased to 2.8 turns in fiscal 2000 from 2.9 turns in fiscal 1999. The number of day's sales in inventory remained constant at 135 days for both fiscal 2000 and fiscal 1999.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in fiscal 2000 included an increase of $1,210 in accrued letters of credit (due to increased direct-ship inventory purchases), a decrease of $1,185 in accrued expenses (due to decreased performance-based compensation accruals and the payment of expenses resulting from the cycling division divestiture), a decrease of $412 in accounts payables (due to the timing of inventory purchases) and a decrease of $889 in income taxes payable (due to domestic tax payments made in the fourth quarter of 2000).

During fiscal 2000, we repurchased approximately 300,000 shares of our common stock for a total expenditure of $3,106, $418 of which was financed with borrowed funds. At January 5, 2001, this borrowing and accrued interest thereon of $15 are included in notes payable. Since the approval of the stock buyback program by the Board of Directors in May 1998, we have repurchased a total of 448,000 shares of our common stock for a total of expenditure of $4,231. As of January 5, 2001, we are authorized to repurchase an additional 302,000 shares under the stock buyback program. Our ability to repurchase additional shares of common stock, however, is restricted to a maximum of $4,000 from November 1, 1999 to December 31, 2000, under our credit facility with our primary lender. As of January 1, 2001, however, no repurchases are permitted under the credit facility.

FISCAL 1999

As of December 31, 1999, our cash and cash equivalents totaled $3,515, a decrease of $1,980 from January 1, 1999. The decrease was due primarily to a decrease of $5,429 in borrowings against our credit facilities, the repayment of $375 of long-term debt, the repurchase of shares of our common stock of $514 and $1,661 of cash expended to acquire capital assets. Offsetting this cash outflow was the generation of $5,505 of cash from operations and the receipt of $503 from the issuance of shares of our common stock.

The increase in accounts receivable of $4,357, net of the provision for bad debt and discounts (including a reserve of $1,525 provided for on the receivable due from Just for Feet, Inc.), was due primarily to increased net sales of our Saucony products in the fourth quarter of fiscal 1999. Our days sales outstanding for our accounts receivable decreased to 57 days in fiscal 1999 from 68 days in fiscal 1998 due to a reduction in domestic terms offered on sales of Originals footwear and the reserve provided for on the receivable due from Just for Feet, Inc. Inventories increased $4,700 in fiscal 1999 due to increased domestic and international Saucony footwear inventory and increased inventory at our factory outlet stores, reflecting the addition of two stores in 1999. Our inventory turns ratio increased to 2.9 turns in fiscal 1999 from 2.5 turns in fiscal 1998. The number of days sales in inventory decreased 19% to 135 days in fiscal 1999 from 167 days in fiscal 1998.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in fiscal 1999 included an increase of $994 in accrued letters of credit (due to increased in-transit inventory), an increase of $3,337 in accrued expenses (due to increased performance-based compensation accruals, increased accruals for advertising and promotional expenses and increased levels of administrative spending), a decrease of $1,242 in accounts payables (due to the timing of inventory purchases) and a decrease of $801 in income taxes payable (due to domestic tax payments made in the fourth quarter of 1999.)

CREDIT FACILITY

We maintain a revolving credit line of $20,000 for cash borrowings and letters of credit. We and certain of our subsidiaries have guaranteed our obligations under the credit facility. Borrowings under the credit facility are not collateralized. The credit facility contains certain restrictions and financial covenants with which we are required to comply, whether or not there are any borrowings outstanding. Under the most restrictive covenant, we were required to maintain a minimum tangible net worth of $51,431 as of January 5, 2001. The credit facility is also subject to the bank's periodic review of our operations. Our ability to declare or pay dividends and repurchase shares of common stock is restricted under the credit facility. From November 1, 1999 to December 31, 2000, we were authorized under the credit facility to repurchase up to $4,000 in shares of common stock. As of January 5, 2001 and March 9, 2001, $15,996 and $11,270, respectively, were available for borrowing under the credit facility.

Several of our foreign subsidiaries maintain credit facilities in the aggregate principal amount of approximately $3,308. At March 2, 2001 an aggregate of approximately $1,651 was available for borrowing under the facilities of our foreign subsidiaries. See Note 9 to the Consolidated Financial Statements.

CAPITAL EXPENDITURES COMMITMENTS

At January 5, 2001, our commitments for capital expenditures were not material.

OVERALL LIQUIDITY

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments.


INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. During fiscal 2000 the gross margins of our European subsidiaries were negatively impacted due to currency fluctuation. We have entered into forward foreign exchange contracts to minimize certain transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes certain transaction currency risks.


ACCOUNTING PRONOUNCEMENTS

SFAS 133 AND SFAS 137

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) (as amended by Statement of Financial Accounting Standards No. 137, a deferral of the effective date of SFAS 133 (SFAS
137)), which is effective for fiscal quarters of fiscal years commencing after June 15, 2000, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. In the period of adoption, the transition adjustments may affect current earnings and other comprehensive income. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item, or can be deferred in other comprehensive income, depending on the currency exposure of the underlying transaction. Our forward currency contracts qualified for hedge accounting under generally accepted accounting principles prior to SFAS 133; however, upon adoption of SFAS 133 we have not designated these contracts as qualifying for hedge accounting as defined by SFAS 133. We believe that these contracts economically function as effective hedges of the underlying exposures, but, due to the short term nature of the contracts, we have not elected to designate these contracts as hedges for accounting purposes.

We adopted SFAS 133 on January 6, 2001. As a result, we recorded an approximately $15 increase in the fair value of our derivatives as a cumulative effect of an accounting change on accumulated other comprehensive income. These amounts will be recognized in earnings when the underlying transactions are recorded.

STAFF ACCOUNTING BULLETIN NO. 101

On December 8, 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on properly applying Generally Accepted Accounting Principles to revenue recognition in financial statements. In March and June 2000 the SEC issued Staff Accounting Bulletins No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB 101 in the fourth quarter of fiscal 2000. The initial application of SAB 101 did not have a material effect on earnings or on our financial position in any of the periods presented in the Consolidated Financial Statements.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below, as well as any cautionary language in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this annual report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

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


CERTAIN OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

WE FACE INTENSE COMPETITION

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign, several of which have diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors of our Hind products are Nike, Pearl Izumi and TYR. We compete based on a variety of factors, including price, quality, product design, brand image, marketing and promotion and ability to meet delivery commitments to retailers. A technological breakthrough or marketing or promotional success by one of our competitors could adversely affect our competitive position. The intensity of the competition that we face constitutes a significant risk to our business.

WE DEPEND ON FOREIGN SUPPLIERS

A number of manufacturers located in Asia, primarily in China, supply products and product components to us. During fiscal 2000, one of our suppliers, located in China, accounted for approximately 51% of our total footwear purchases by dollar volume. We are subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, administrative trade cases, trade limitations imposed by the United States or foreign governments and political and labor instability. There are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, we have no long-term manufacturing agreements with our foreign suppliers and compete with other athletic shoe and apparel companies, including companies that are much larger than us, for access to production facilities.

WE NEED TO ANTICIPATE AND RESPOND TO CONSUMER PREFERENCES AND MERCHANDISE TRENDS

The footwear and apparel industries are subject to rapid changes in consumer preferences. Demand for our products, particularly our Originals line, may be adversely affected by changing fashion trends and consumer style preferences. We believe that our success depends in substantial part on our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. In addition, our decisions concerning new product designs often need to be made several months before we can determine consumer acceptance. As a result, our failure to anticipate, identify or react appropriately to changes in styles or features could lead to problems such as excess inventories and higher markdowns, lower gross margins due to the necessity of providing discounts to retailers and the inability to sell such products through our own factory outlet stores.

OUR QUARTERLY RESULTS MAY FLUCTUATE

Our revenues and quarterly operating results may vary significantly depending on a number of factors, including:

o        the timing and shipment of individual orders;
o        market acceptance of footwear and other products offered by us;
o        changes in our operating expenses;
o        personnel changes;
o        mix of products sold;
o        changes in product pricing;
o        general economic conditions; and,
o        weather.

In addition, a substantial portion of our revenue is realized during the last few weeks of each quarter. As a result, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter, which could adversely impact our results of operations for a particular quarter.

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

OUR REVENUES ARE SUBJECT TO FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

We conduct operations in various international countries, and a portion of our sales is transacted in local currencies. As a result, our revenues are subject to foreign exchange rate fluctuations. From time to time, our financial results have been adversely affected by fluctuations in foreign currency exchange rates. We enter into forward currency exchange contracts to protect us from the effect of changes in foreign exchange rates. However, our efforts to reduce currency exchange losses may not be successful, and currency exchange rates may have an adverse impact on our future operating results and financial condition.

OUR BUSINESS IS AFFECTED BY SEASONAL CONSUMER BUYING PATTERNS

The footwear and apparel industries are generally characterized by significant seasonality of sales and results of operations. Sales of our Saucony brand products have historically been seasonal in nature, with the strongest sales generally occurring in the first and third quarters. In addition, sales of our Hind brand products are generally strongest in the third and fourth quarters due to the popularity of the Hind winter apparel collection. We believe that sales of our products will continue to follow this seasonal cycle. Therefore, our results of operations for any one quarter may not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

OUR OPERATING RESULTS MAY BE AFFECTED BY ORDER CANCELLATIONS

Customers may cancel orders of our products at any time without financial penalty. As a result, our backlog does not necessarily represent actual future shipments. The rate of customer cancellations can vary quarter-to-quarter and year-to-year. During the fourth quarter of fiscal 2000, the order cancellation rate for our Saucony footwear was higher than our historical average, due primarily to the weak retail environment and higher than anticipated cancellations and the postponement of shipments of orders by one of our major retail accounts. If the retail market continues to be weak or weakens again in the future, our customers could cancel further orders of our products, which could have a material adverse effect on our operating results.

WE ARE SUSCEPTIBLE TO FINANCIAL DIFFICULTIES OF RETAILERS

We sell our products primarily to major retailers, some of whom have experienced financial difficulties, including bankruptcy. We cannot predict what effect the future financial condition of such retailers will have on our business. In particular, we cannot guarantee that our bad debt expenses will not be material in future periods.

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

WE DEPEND ON CERTAIN KEY CUSTOMERS

During 2000, we derived approximately 14% of our consolidated revenue from sales to a single major customer, Venator, which operates Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs and Eastbay Running stores. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if a major customer were unable or unwilling to proceed with a large order or to pay us for a large order on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign exchange rates. Our objective in managing our exposure to interest rates and foreign currency rate changes is to limit the impact of these changes on cash flows and earnings and to lower our overall borrowing costs. In order to achieve these objectives we identify the risks and manage them by adjusting fixed and variable rate debt positions and selectively hedging foreign currency risks. Almost all of our borrowings are based on floating rates, which would increase interest expense in an environment of rising interest rates. We have a policy of selectively hedging foreign currency risks, but there are no assurances that this program will fully insulate us against short-term fluctuations in financial results.

The fair value of our forward exchange contracts as of January 5, 2001 was $1,115. We have calculated the effect of a 10% change in interest rates over a one-month period from January 5, 2001 and also a 10% change in certain foreign currency rates over the same period and determined the effects to be immaterial. We do not expect to make any significant changes in our management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the foreseeable future. However, our accounting for derivative transactions will be affected by our adoption of SFAS 133 on January 6, 2001.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to our Consolidated Financial Statements in Item 14 and the Consolidated Financial Statements, notes and schedules that are filed as part of this Form 10-K following the signature page and incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I herein and the remainder is contained in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2001 (the "2001 Proxy Statement") under the captions "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference. We expect to file the 2001 Proxy Statement within 120 days after the close of the fiscal year ended January 5, 2001.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement and is incorporated herein by this reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the 2001 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the 2001 Proxy Statement under the captions "Employment Contracts" and "Related Party Transactions" and is incorporated herein by this reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Index to Consolidated Financial Statements

          The following Consolidated Financial Statements of Saucony, Inc. and its subsidiaries are included in this report immediately following the signature page:

     -    Report of Independent Accountants

     -    Consolidated balance sheets at January 5, 2001 and December 31, 1999

     - Consolidated statements of income for the years ended January 5, 2001, December 31, 1999 and January 1,1999

     - Consolidated statements of stockholders' equity for the years ended January 5, 2001, December 31, 1999 and January 1, 1999

     -    Consolidated  statements  of cash flows for the years ended January 5,
          2001,   December  31,  1999  and  January  1,  1999

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


         3.   Index to Exhibits

              The  exhibits  filed as part of this Form  10-K are  listed on the
              Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by this reference.


(b)      1.   Reports on Form 8-K
              -------------------

          No Current Reports on Form 8-K were filed in the fourth quarter of fiscal 2000.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SAUCONY, INC.
                                   --------------------------------------------
                                   (Registrant)


                                   By: /s/ John H. Fisher
                                   --------------------------------------------
                                   John H. Fisher
                                   President and Chief Executive Officer

Date:    April 3, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                     CAPACITY                            DATE
         ----                    ---------                            ----


/s/ John H. Fisher           President,                            April 3, 2001
John H. Fisher               Chief Executive Officer and
                             Director
                             (Principal Executive Officer)

/s/ Charles A. Gottesman     Executive Vice President,             April 3, 2001
Charles A. Gottesman         Chief Operating Officer and
                             Director

/s/ Michael Umana            Senior Vice President, Finance and    April 3, 2001
Michael Umana                Chief Financial Officer
                             (Principal Financial Officer)

/s/ Roger P. Deschenes       Vice President, Controller and        April 3, 2001
Roger P. Deschenes           Chief Accounting Officer
                             (Principal Accounting Officer)

/s/ John J. Neuhauser        Director                              April 3, 2001
John J. Neuhauser

/s/ Robert J. LeFort, Jr.    Director                              April 3, 2001
Robert J. LeFort, Jr.

/s/ John M. Connors, Jr.     Director                              April 3, 2001
John M. Connors, Jr.

/s/ Phyllis H. Fisher        Director                              April 3, 2001
Phyllis H. Fisher


REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
Saucony, Inc.

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Saucony, Inc. and its subsidiaries at January 5, 2001 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 5, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                                     PricewaterhouseCoopers LLP


Boston, Massachusetts
February 26, 2001




                         SAUCONY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                      (in thousands, except share amounts)
                                                                                        January 5,    December 31,
                                                                                           2001           1999
                                                                                           ----           ----

Current assets:
     Cash and cash equivalents.........................................................$    4,738      $   3,515
     Accounts receivable, net of allowance for doubtful accounts
       and discounts (2000, $2,047;1999, $3,534).......................................    26,706         23,968
     Inventories ......................................................................    38,404         35,270
     Deferred income taxes.............................................................     1,366          2,140
     Prepaid expenses and other current assets.........................................     2,317          1,587
                                                                                       ----------      ---------
       Total current assets............................................................    73,531         66,480
                                                                                       ----------      ---------

Property, plant and equipment, net of accumulated depreciation and amortization........     7,581          8,279
                                                                                       ----------      ---------

Other assets:
     Goodwill, net of accumulated amortization (2000, $420; 1999, $352)................     1,043          1,327
     Deferred charges, net of accumulated amortization (2000, $1,366; 1999, $1,569)....       294            271
     Marketable securities.............................................................       343            307
     Deferred income taxes.............................................................       266             99
     Other.............................................................................       227            418
                                                                                       ----------      ---------
       Total other assets..............................................................     2,173          2,422
                                                                                       ----------      ---------

Total assets...........................................................................$   83,285      $  77,181
                                                                                       ==========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Letters of credit payable...........................................................$    3,481       $    2,282
   Notes payable.......................................................................     2,596            1,928
   Current portion of long-term debt and capital lease obligations.....................       204              375
   Accounts payable....................................................................     3,173            3,615
   Accrued expenses....................................................................     6,465            7,203
                                                                                       ----------       ----------
     Total current liabilities.........................................................    15,919           15,403
                                                                                       ----------       ----------

Long-term obligations:
     Long-term debt, net of current portion............................................        --               20
   Capital lease obligations, net of current portion ..................................        34              272
   Deferred income taxes...............................................................     2,140            2,045
   Other long-term obligations.........................................................       187              171
                                                                                       ----------       ----------
     Total long-term obligations.......................................................     2,361            2,508
                                                                                       ----------       ----------
Commitments and contingencies..........................................................        --               --

Minority interest in consolidated subsidiaries.........................................       385              308
                                                                                       ----------       ----------

Stockholders' equity:
   Preferred stock, $1.00 par; authorized 500,000 shares; none issued..................        --               --

   Common stock:
      Class A, $.333 par; authorized 20,000,000 shares
     (issued 2000, 2,711,127 and 1999, 2,711,127)......................................       904              904
      Class B, $.333 par; authorized 20,000,000 shares
     (issued 2000, 4,019,469 and 1999, 3,955,309)......................................     1,340            1,318
   Additional paid-in capital..........................................................    17,112           16,815
   Retained earnings...................................................................    51,642           42,679
   Accumulated other comprehensive income..............................................      (792)            (564)
                                                                                       -----------      -----------
                                                                                           70,206           61,152
                                                                                       ----------       ----------
  Less:
   Common stock held in treasury, at cost (2000, 646,500 shares; 1999, 346,900 shares).    (5,285)          (2,179)
   Notes receivable....................................................................      (296)              --
     Unearned compensation.............................................................        (5)             (11)
                                                                                       -----------      -----------
                                                                                           64,620           58,962
                                                                                       ----------       ----------
Total liabilities and stockholders' equity.............................................$   83,285       $   77,181
                                                                                       ==========       ==========

                 See Notes to Consolidated Financial Statements


                         SAUCONY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE YEARS ENDED JANUARY 5, 2001, DECEMBER 31, 1999 AND JANUARY 1, 1999

                      (in thousands, except share amounts)


                                                                            2000           1999          1998
                                                                            ----           ----          ----
                                                                          (53 Weeks)

Net sales................................................................$  166,029    $  154,058    $  105,074
Other revenue............................................................       333           633           736
                                                                         ----------    ----------    ----------

Total revenue............................................................   166,362       154,691       105,810
                                                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sales.........................................................   103,876        95,234        67,623
   Selling expenses......................................................    25,602        22,511        17,507
   General and administrative expenses...................................    18,100        18,750        14,939
   Loss on disposition of cycling division...............................     2,661            --            --
                                                                         ----------    ----------    ----------
     Total costs and expenses............................................   150,239       136,495       100,069
                                                                         ----------    ----------    ----------

Operating income.........................................................    16,123        18,196         5,741

Non-operating income (expense):
   Interest, net.........................................................      (626)         (683)         (707)
   Foreign currency gains (losses).......................................       (28)          (88)          124
   Other.................................................................        44           164            80
                                                                         ----------    ----------    ----------

Income before income taxes and minority interest.........................    15,513        17,589         5,238

Provision for income taxes...............................................     6,461         7,194         1,629

Minority interest in income of consolidated subsidiaries.................        89            76            30
                                                                         ----------    ----------    ----------


Net income...............................................................$    8,963    $   10,319    $    3,579
                                                                         ==========    ==========    ==========

Per share amounts:

Net income per common share - basic......................................$     1.45    $     1.64    $     0.57
                                                                         ==========    ==========    ==========

Net income per common share - diluted....................................$     1.41    $     1.57    $     0.56
                                                                         ==========    ==========    ==========

Weighted average common shares and
   equivalents outstanding for diluted EPS...............................     6,341         6,568         6,373
                                                                         ==========    ==========    ==========


                 See Notes to Consolidated Financial Statements

                                                 SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED JANUARY 5, 2001, DECEMBER 31, 1999 AND JANUARY 1, 1999

                                              (in thousands, except share amounts)

                                                                       Additional
                                                       Common Stock      Paid-in   Retained      Treasury Stock
                                                     Class A   Class B   Capital   Earnings    Shares     Amount
                                                     -------   ------- ----------  --------    ------     ------

Balance, January 2, 1998.............................$  902   $ 1,248   $ 15,652   $28,781     198,400    $(1,054)

Issuance of common stock, stock options exercised ...    --        28        269        --         --         --

Amortization of unearned compensation................    --        --         --        --         --         --

Repurchase of common stock, at cost..................    --        --         --        --     107,000      (611)

Net income...........................................    --        --         --     3,579         --         --

Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------     ------     ------

Balance, January 1, 1999.............................$  902   $ 1,276   $ 15,921   $32,360     305,400    $(1,665)

Issuance of common stock, stock options exercised....     2        42        459        --         --         --

Issuance of non-qualified stock options..............    --        --        113        --         --         --

Tax benefit of non-qualified stock options...........    --        --        322        --         --         --

Amortization of unearned compensation................    --        --         --        --         --         --

Repurchase of common stock, at cost..................    --        --         --        --     41,500       (514)

Net income...........................................    --        --         --    10,319         --         --

Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------     ------     ------

Balance, December 31, 1999...........................$  904   $ 1,318   $ 16,815   $42,679     346,900    $(2,179)

Issuance of common stock, stock options exercised....    --        22        297        --         --         --

Interest income on notes receivable..................    --        --         --        --         --         --

Amortization of unearned compensation................    --        --         --        --         --         --

Repurchase of common stock, at cost..................    --        --         --        --     299,600    (3,106)

Net income...........................................    --        --         --     8,963         --         --

Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------     ------     ------

Balance, January 5, 2001.............................$  904   $ 1,340   $ 17,112   $51,642     646,500    $(5,285)
                                                     ======   =======   ========   =======     =======    ========

                                      See Notes to Consolidated Financial Statements

                                              SAUCONY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                        FOR THE YEARS ENDED JANUARY 5, 2001, DECEMBER 31, 1999 AND JANUARY 1, 1999

                                           (in thousands, except share amounts)


                                                                                        Accumulated
                                                                                           Other         Total
                                                              Note        Unearned     Comprehensive Stockholders'
                                                           Receivable   Compensation      Income        Equity
                                                           ----------   ------------   ------------- ------------


Balance, January 2, 1998....................................       --     $   (40)      $  (417)     $  45,072

Issuance of common stock, stock options exercised...........       --          --            --            297

Amortization of unearned compensation.......................       --          24            --             24

Repurchase of common stock, at cost.........................       --          --            --           (611)

Net income..................................................       --          --            --          3,579

Foreign currency translation adjustments....................       --          --          (111)          (111)
                                                            ---------     -------       --------     ----------

Balance, January 1, 1999....................................       --     $   (16)      $  (528)     $  48,250

Issuance of common stock, stock options exercised...........       --          --            --            503

Issuance of non-qualified stock options ....................       --          --            --            113

Tax benefit of non-qualified stock options..................       --          --            --            322

Amortization of unearned compensation.......................       --           5            --              5

Repurchase of common stock, at cost.........................       --          --            --           (514)

Net income..................................................       --          --            --         10,319

Foreign currency translation adjustments....................       --          --           (36)           (36)
                                                            ---------     -------       --------     ----------

Balance, December 31, 1999..................................       --     $   (11)      $  (564)     $  58,962

Issuance of common stock, stock options exercised...........     (276)         --            --             43

Interest income on notes receivable.........................      (20)         --            --            (20)

Amortization of unearned compensation.......................       --           6            --              6

Repurchase of common stock, at cost.........................       --          --            --         (3,106)

Net income..................................................       --          --            --          8,963

Foreign currency translation adjustments....................       --          --          (228)          (228)
                                                            ---------     -------       --------     ----------

Balance, January 5, 2001....................................$    (296)    $    (5)      $  (792)     $  64,620
                                                            ==========    ========      ========     =========


                                      See Notes to Consolidated Financial Statements



                                              SAUCONY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JANUARY 5, 2001, DECEMBER 31, 1999 AND JANUARY 1, 1999

                                                  (in thousands)


                                                                              2000           1999           1998
                                                                              ----           ----           ----
                                                                           (53 Weeks)
Cash flows from operating activities:
   Net income..............................................................$   8,963      $  10,319       $  3,579
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Loss on disposition of cycling division...............................    2,661             --             --
     Depreciation and amortization.........................................    1,958          1,862          1,836
     Provision for bad debt and discounts..................................    5,525          7,151          4,908
     Deferred income tax provision (benefit)...............................      678            (99)           461
     Compensation from stock grants and options............................       --            113             --
     Minority interest in income (loss) of consolidated subsidiaries.......       89             76             30
     Other.................................................................       (6)            45            (17)
Changes in operating  assets and  liabilities,  net of effects of acquisitions, dispositions and foreign currency adjustments:
Decrease (increase) in assets:
   Accounts and notes receivable...........................................   (8,599)       (11,508)        (5,718)
   Inventories.............................................................   (6,018)        (4,700)        (7,002)
   Prepaid expenses and other current assets...............................      125            (42)           176
Increase (decrease) in liabilities:
   Letters of credit payable...............................................    1,210            994          1,589
   Accounts payable........................................................     (412)        (1,242)           714
   Accrued expenses........................................................   (1,185)         3,337            977
   Income taxes............................................................     (889)          (801)           944
                                                                           ----------     ----------      --------
Total adjustments..........................................................   (4,863)        (4,814)        (1,102)
                                                                           ----------     ----------      ---------
Net cash provided by operating activities..................................    4,100          5,505          2,477
                                                                           ---------      ---------       --------

Cash flows from investing activities:
   Proceeds from the sale of cycling division..............................    1,350             --             --
   Purchases of property, plant and equipment..............................   (1,669)        (1,661)        (1,257)
   Proceeds from the sale of equipment.....................................       --              3             72
   Change in deferred charges, deposits and other..........................      (30)            (8)            92
   Marketable securities - realized and unrealized (gain) loss.............      (36)          (127)           (31)
   Payments for business acquisitions......................................       --             --           (863)
                                                                           ---------      ---------       ---------
Net cash used by investing activities......................................     (385)        (1,793)        (1,987)
                                                                           ----------     ----------      ---------

Cash flows from financing activities:
   Net short-term borrowings (payments)....................................      335         (5,429)          3,426
   Repayment of long-term debt and capital lease obligations...............     (360)          (375)         (2,364)
   Common stock repurchased................................................   (2,688)          (514)           (611)
   Issuances of common stock, stock option exercises.......................       43            503             297
                                                                           ---------      ---------       ---------
Net cash provided (used) by financing activities...........................   (2,670)        (5,815)            748
Effect of exchange rate changes on cash and cash equivalents...............      178            123            (175)
                                                                           ---------      ---------       ----------
Net increase (decrease) in cash and cash equivalents.......................    1,223         (1,980)          1,063
Cash and cash equivalents at beginning of period...........................    3,515          5,495           4,432
                                                                           ---------      ---------       ---------
Cash and cash equivalents at end of period.................................$   4,738      $   3,515       $   5,495
                                                                           =========      =========       =========


                 See Notes to Consolidated Financial Statements


                         SAUCONY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Years Ended January 5, 2001, December 31, 1999 and
                                 January 1, 1999

                      (in thousands, except share amounts)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BUSINESS ACTIVITY

       The Company is an importer and manufacturer of a broad line of high-performance athletic footwear, athletic apparel and high-quality casual leather footwear. The Company markets its products principally to domestic and international retailers and distributors.

       REPORTING PERIOD

       The  Company's  fiscal year ends on the first Friday  falling on or after
       December 31, resulting in fiscal years of 52 or 53 weeks. The Consolidated Financial Statements and notes for 2000, 1999 and 1998 represent the fiscal years ended January 5, 2001, December 31, 1999 and January 1, 1999, respectively. There were 53 weeks in fiscal year 2000. In management's opinion, the Consolidated Financial Statements for 2000, 1999 and 1998 are comparable.

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

       RISKS AND UNCERTAINTIES

       Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign, several of which have diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than the Company's. Other risks and uncertainties which could have a material adverse effect on the Company's financial condition and results of operations are:

|X| The Company is substantially dependent upon foreign manufacturers to supply products and product components. During fiscal 2000, one of
       the   Company's   suppliers,   located   in  China,   accounted   for
       approximately 51% of the Company's total footwear purchases by dollar volume;
|X| The Company is dependent upon certain key customers. During fiscal 2000, fiscal 1999 and fiscal 1998, the Company had one customer that accounted for approximately 14%, 15% and 13% of gross sales, respectively;
|X| The footwear and apparel industries in which the Company competes are subject to rapid changes in consumer preferences and are affected by seasonal consumer buying patterns;
|X|    The Company's  revenues and quarterly  operating results may fluctuate;
|X|    The  Company's  revenues  are  subject  to  foreign  currency  exchange fluctuation;
|X|    The Company's operating results may be affected by order cancellations;
|X|    The Company is susceptible to the financial  difficulties of retailers;
|X|    The Company's marketing and advertising  programs need to be effective;
|X| Changes in general economic conditions may adversely affect the Company's business.

       See Note 18 for additional disclosure of risks and uncertainties.

       REVENUE RECOGNITION

       Sales, net of discounts and estimated returns and allowances, and related costs of sales are recognized when title and all the rewards and risks of loss have been transferred to the buyer and all the criteria for revenue recognition are met. Provisions for returns and allowances are determined on the basis of past experience and other factors.

       CASH AND CASH EQUIVALENTS

       Cash equivalents include all short-term deposits with an original maturity of three months or less.

       INVENTORIES

       Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       PROPERTY, PLANT AND EQUIPMENT

       Land, buildings and equipment, including significant improvements to existing facilities, are at the lower of cost or estimated carrying values. The assets are depreciated over their estimated useful lives or lease terms, if shorter, using the straight-line method. The estimated useful lives of the assets are: 33 years for buildings and improvements and 3 to 15 years for machinery and equipment. Major renewals and betterments are capitalized. Maintenance, repairs and minor property renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are removed from the accounts. Any gain or loss resulting from the retirement or disposition of property, plant and equipment is included in other non-operating income.

       INVESTMENTS IN MARKETABLE SECURITIES

       Investments in marketable securities are categorized as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The marketable securities are included in other assets, because the Company intends to hold these investments until certain deferred compensation payments are due.

       DEFERRED CHARGES AND GOODWILL

       Deferred charges consist primarily of acquired trademarks. Trademarks are amortized over five years; goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is being amortized over the period of expected benefit of 15 years.

       INCOME TAXES

       The provision for income taxes is calculated according to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 5, 2001 and December 31, 1999 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

       EARNINGS PER SHARE

       Earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). Basic earnings per share excludes the dilutive effect of options and warrants. Diluted earnings per share includes the dilutive effect of options and warrants.

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

       On April 3, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB Opinion No. 25. FIN 44 is effective July 1, 2000; however, the interpretation applies to certain events that occur after December 15, 1998 or January 12, 2000, but before July 1, 2000. FIN 44 addresses and defines the scope of APB 25 with respect to awards of stock or options to independent contractors, clarifies the definition of an employee for purposes of applying APB 25 to include non-employee board members, clarifies the criteria for plan qualification as a non-compensatory plan and provides guidance on the accounting consequences of modifications to the terms of previously issued fixed stock options or awards. The Company adopted FIN 44 in fiscal 2000, the initial application of which did not have a material effect on earnings or on the Company's financial position. As prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company has disclosed in Notes 11 and 12 the pro forma effects on net income and earnings per share of determining stock-based compensation expense based upon the fair value of the stock options granted subsequent to December 31, 1994.

       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) (as amended by Statement of Financial Accounting Standards No. 137, a deferral of the effective date of SFAS 133 (SFAS 137)), which is effective for fiscal quarters of fiscal years commencing after June 15, 2000, with early adoption permitted. SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Upon adoption of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. In the period of adoption, the transition adjustments may affect current earnings and other comprehensive income. SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item, or can be deferred in other comprehensive income, depending on the currency exposure of the underlying transaction.

       From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains and losses on forward exchange contracts that qualify as hedges have been recognized in consolidated net income along with an offsetting adjustment against the basis of the underlying hedged item.

       The Company's forward currency contracts qualified for hedge accounting under generally accepted accounting principles prior to SFAS 133; however, upon adoption of SFAS 133, the Company has not designated these contracts as qualifying for hedge accounting as defined by SFAS 133. The Company believes that these contracts economically function as effective hedges of the underlying exposures, but, due to the short term nature of the contracts, the Company has not elected to designate these contracts as hedges for accounting purposes.

       The Company adopted SFAS 133 on January 6, 2001. As a result, the Company recorded an approximately $15 increase in the fair value of its derivatives as a cumulative effect of an accounting change on accumulated other comprehensive income. These amounts will be recognized in earnings when the underlying transactions are recorded.

       ADVERTISING AND PROMOTION

       Advertising and promotion costs, including print media production costs, are expensed as incurred, with the exception of co-operative advertising, which is accrued and the advertising costs expensed in the period of revenue recognition. Advertising and promotion expense amounted to $12,904, $10,065 and $7,912 for 2000, 1999 and 1998, respectively.

       RESEARCH AND DEVELOPMENT EXPENSES

       Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,083, $1,676 and $1,681 for 2000, 1999 and 1998, respectively.

       RELATED PARTY TRANSACTIONS

       At January 5, 2001, the Company held notes of $169 and $127, respectively, from two officers of the Company who are also principal shareholders of the Company's Class A Common Stock. The notes, which are included as a component of stockholders' equity, are due on March 17, 2002, are not collateralized and bear interest at 9.0% per annum. Interest income from the two notes amounted to $20 for 2000 and is included in notes receivable as of January 5, 2001.

2.     MARKETABLE SECURITIES:
       ---------------------

       As of January 5, 2001, the Company's holdings in marketable securities consisted primarily of equity securities which are classified as trading securities.

       The cost of the securities held at January 5, 2001, and December 31, 1999 was $218 and $133, respectively. As of January 5, 2001 and December 31, 1999, the market value of such securities was $343 and $307, respectively.

       Included in the determination of net income for the years ended January 5, 2001, December 31, 1999 and January 1, 1999 were: 2000, net realized gains of $86 and unrealized losses of $50; 1999, net realized gains of $1 and net unrealized gains of $127; and 1998, net realized losses of $3 and net unrealized gains of $35.

3.     INVENTORIES:

       Inventories at January 5, 2001 and December 31, 1999 consisted of the following:

                                                    2000                1999
                                                    ----                ----

         Finished goods..........................$ 31,529            $ 30,067
         Work-in-process.........................     827                 920
         Raw materials and supplies..............   6,048               4,283
                                                 --------            --------

         Total...................................$ 38,404            $ 35,270
                                                 ========            ========

4.     PROPERTY, PLANT AND EQUIPMENT:
       -----------------------------

       Major classes of property, plant and equipment at January 5, 2001 and December 31, 1999 were as follows:
                                                    2000               1999
                                                    ----               ----

         Land and improvements....................$     598        $      484
         Buildings and improvements...............    6,165             6,186
         Machinery and equipment..................   10,832            10,513
         Capitalized leases.......................    1,666             1,666
         Leasehold improvements...................      533               418
                                                  ---------        ----------
                                                     19,794            19,267
         Less accumulated depreciation
         and amortization.........................   12,213            10,988
                                                  ---------        ----------

         Total....................................$   7,581        $    8,279
                                                  =========        ==========

       Accumulated amortization of leased property was $1,331 and $1,133 at January 5, 2001 and December 31, 1999, respectively.


5.     ACCRUED EXPENSES:

       Accrued expenses at January 5, 2001 and December 31, 1999 consisted of the following:
                                                         2000          1999
                                                         ----          ----

             Payroll and bonuses......................$  2,460     $   2,734
             Sales commissions........................     508           282
             Selling and advertising..................     287           567
             Other....................................   3,210         3,620
                                                      --------     ---------
             Total....................................$  6,465     $   7,203
                                                      ========     =========


6.     LONG-TERM DEBT:

       The Company had two notes with monthly installments of $0.6 and $0.7, respectively as of December 31, 1999. In fiscal 2000, the notes were paid in full. The notes had interest rates ranging from 3.9% to 10.0%. As of December 31, 1999, the outstanding balance was $31. The current portion of the long-term debt was $11 as of December 31, 1999. The Company had no long-term debt as of January 5, 2001.


7.     CAPITAL LEASE OBLIGATIONS:

       The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 5, 2001:

           2001.......................................................$     219
           2002.......................................................       25
           2003.......................................................        6
                                                                      ---------
           Total minimum lease payments...............................      250
           Less amounts representing interest.........................       12
                                                                      ---------
           Present value of minimum lease payments....................      238
           Less current portion.......................................      204
                                                                      ---------
           Long-term portion..........................................$      34
                                                                      =========


8.     EMPLOYEE RETIREMENT PLANS:

       The Company has maintained a qualified retirement savings plan ("401(k) Plan") since 1991. All United States employees of the Company who meet the minimum age and service requirements are eligible to participate in the 401(k) Plan, as amended. The Company may make discretionary contributions to the 401(k) Plan equal to a certain percentage of the participating employees' contributions, subject to the limitations imposed by the 401(k) Plan and the Internal Revenue Code. The Company's contributions amounted to $211, $121 and $72 for 2000, 1999 and 1998, respectively.

       In 1995, the Company established a deferred compensation program ("DCP") to provide key executives and highly compensated employees with supplemental retirement benefits. Eligibility is determined by the Company's Board of Directors. The DCP is not qualified under Section 401 of the Internal Revenue Code. The Company may make discretionary contributions to the DCP equal to a certain percentage of the participants' contributions. The Company's contributions amounted to $18, $31 and $14 for 2000, 1999 and 1998, respectively.


9.     COMMITMENTS AND CONTINGENCIES:
       -----------------------------

       OPERATING LEASE COMMITMENTS

       The Company is obligated under various operating leases for equipment and rental space through 2010. Total equipment and rental expenses for 2000, 1999 and 1998 were $1,261, $903 and $959, respectively. Future minimum equipment and rental payments are as follows: 2001, $1,127; 2002, $940; 2003, $791; 2004, $711; and thereafter, $862.

       SHORT-TERM BORROWING ARRANGEMENTS

       On August 31, 1998, the Company entered into a revolving credit agreement under the terms of which a bank committed a maximum credit line of $15,000 to the Company for cash borrowings and letters of credit. The credit facility was amended and increased on March 12, 1999 to $20,000 and was increased on May 23, 2000 to $30,000 for the period from May 1, 2000 through September 30, 2000. The facility terminates on July 31, 2001. The Company expects to negotiate and extend the facility, or a similar facility, under comparable terms and conditions. Borrowings under the facility bear interest at either the bank's prime rate of interest, less 1.0%, or at the LIBO rate, plus 1.5%. In addition, the Company pays a quarterly commitment fee of 0.375% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the declaration or payment of dividends and the repurchase of common stock, a minimum tangible net worth, as defined, restrictions on annual capital expenditures, a minimum current ratio, as defined, a minimum leverage ratio and a minimum interest coverage, as defined. The credit facility is subject to the bank's periodic review of the Company's operations.

       The Company was in compliance with such covenants at January 5, 2001. At January 5, 2001, there were no borrowings outstanding under the facility and there were letters of credit outstanding of $4,004.

       On March 25, 1998, the Company's primary lender and several of the Company's foreign subsidiaries entered into demand lines of credit letter agreements to provide working capital resources. Demand lines of credit were made available as follows: Saucony Sports BV, Dutch Guilders 3,500,000 and Saucony UK, Inc., British Pounds 800,000. The lines of credit are not committed facilities, therefore, the availability of advances under the lines of credit are at the sole discretion of the bank. At January 5, 2001, aggregate borrowings under the demand lines of credit amounted to $2,163.

       Saucony Canada, Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a credit line of Canadian Dollars 1,000,000 for cash borrowings and letters of credit. At January 5, 2001, there were no borrowings or letters of credit outstanding under this credit facility.

       EMPLOYMENT AGREEMENTS

       During fiscal 2000, the Company entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $925 in fiscal 2000, consumer price index adjustments, life insurance coverage, cash bonuses calculated as a percentage of the Company's consolidated pre-tax income and other perquisites commonly found in such agreements. The employment agreements expire in August 2003, but are subject to extension. The Company has included an aggregate bonus expense to the key executives of $853 in its general and administrative expenses for fiscal 2001 and in accrued expenses at January 5, 2001.

       LITIGATION

       The Company is involved in various routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In management's opinion, none of these proceedings is expected to have a material adverse effect on the Company's financial position, operations or cash flows (irrespective of any potential insurance recovery).


10.    COMMON STOCK:
       ------------

       The Company has two classes of Common Stock. The Class A Common Stock has voting rights. The Class B Common Stock is non-voting, except with respect to amendments to the Company's Articles of Organization that alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely and as otherwise required by law. The Class B Common Stock has certain features, including a "Class B Protection" feature and a premium equal to 110% of the cash dividend payable on Class A Common Stock, if any, which are intended to minimize the economic reasons for the Class A Common Stock to trade at a premium compared to the Class B Common Stock. The other terms of the Class A Common Stock and Class B Common Stock, including rights with respect to special cash dividends, stock dividends, stock splits, consideration payable in a merger or consolidation and distributions upon liquidation, generally are the same.

       As of January 5, 2001, December 31, 1999 and January 1, 1999, the number of shares of Class A Common Stock and Class B Common Stock outstanding were as follows:

                                                      Class A         Class B
                                                      Common          Common
                                                       Stock           Stock

        Shares outstanding at January 2, 1998.......  2,703,227       3,548,087
        Shares issued...............................        800          83,318
        Shares repurchased..........................    (25,000)        (82,000)
                                                    ------------    ------------
        Shares outstanding at January 1, 1999.......  2,679,027       3,549,405
        Shares issued...............................      4,100         128,504
        Shares repurchased..........................    (15,000)        (26,500)
                                                    ------------    ------------
        Shares outstanding at December 31, 1999.....  2,668,127       3,651,409
                                                    ------------    ------------
        Shares issued...............................         --          64,160
        Shares repurchased..........................    (98,000)       (201,600)
                                                    ------------    ------------
        Shares outstanding at January 5, 2001.......  2,570,127       3,513,969
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

       The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, which, at its sole discretion, grants options to purchase shares of Common Stock and makes awards of restricted stock. The purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, that in the case of incentive stock options, the purchase price may not be less than 100% of the fair market value of such stock at the time of grant of the option. The terms of option agreements are established by the Board of Directors, except in the case of incentive stock options, the term of which may not exceed ten years. The vesting schedule is subject to the discretion of the Board of Directors.

       Restricted stock awards granted under the Equity Incentive Plan entitle recipients to purchase shares of the Company's Common Stock subject to restrictions concerning the sale, transfer and other disposition of the shares issued until such shares are vested. The Board of Directors determines the purchase price, which may be less than the fair market value of the Common Stock, and the vesting schedule for such awards.

       At January 5, 2001, a total of 1,900,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Plan.

       The Director Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options upon specified occasions. A total of 100,000 shares of Class B Common Stock have been reserved for issuance under the plan. The option purchase price per share equals the fair market value of Class B Common Stock on the date of the grant. The options are exercisable at any time, in whole or in part, prior to the fifth anniversary of the date of the grant. No further options may be granted under the Director Stock Option Plan, which expired in 1998. The remaining 62,000 shares reserved under the Plan are no longer available for grant.

       The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan and the Director Stock Option Plan for the three-year reporting period ended January 5, 2001:

                                                                      Shares

         Shares available at January 2, 1998......................    683,854
         Awards granted...........................................    (18,750)
         Options expired..........................................     26,666
         Director Stock Option Plan expiration....................    (62,000)
                                                                    ----------
         Shares available at January 1, 1999......................    629,770
         Awards granted...........................................   (346,575)
         Options expired or cancelled.............................     56,265
                                                                    ---------
         Shares available at December 31, 1999....................    339,460
         Additional shares reserved...............................    750,000
         Awards granted...........................................   (239,847)
         Options expired or cancelled.............................     21,300
                                                                    ---------
         Shares available at January 5, 2001......................    870,913
                                                                    =========

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as further interpreted by FIN 44. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.

       The Company amortizes stock-based compensation arising from the issuance of restricted stock warrants and below market options, is being amortized to expense over the vesting period of the stock grant or option term and amounted to $6, $5 and $24 for 2000, 1999 and 1998, respectively.

       The following table summarizes the Company's stock option activity as of January 1, 1999, December 31, 1999 and January 5, 2001:

                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise            Option
                                                                Shares              Price           Price Range
                                                               --------          ----------    --------------------

           Outstanding at January 2, 1998.....................   426,618         $  4.32       $  2.00   - $  12.25

                Granted.......................................    18,750         $  5.05       $  4.44   - $   6.50
                Exercised.....................................   (84,118)        $  3.52       $  2.25   - $   5.00
                Forfeited.....................................    (3,266)        $  3.27       $  2.50   - $   5.00
                Expired.......................................   (23,400)        $  8.46       $  3.69   - $  12.25
                                                              -----------

           Outstanding at January 1, 1999.....................   334,584         $  4.28       $  2.00   - $   6.50

                Granted.......................................   346,575         $  9.81       $  4.13   - $  22.63
                Exercised.....................................  (132,604)        $  3.79       $  2.00   - $   6.50
                Forfeited.....................................   (42,265)        $  8.00       $  4.44   - $  23.63
                Expired.......................................    (4,000)        $  5.75       $  5.75
                Cancelled.....................................   (14,000)        $  5.13       $  4.75   - $   5.63
                                                              -----------

           Outstanding at December 31, 1999...................   488,290         $  7.99       $  4.00   - $  23.63

                Granted.......................................   239,847         $ 11.75       $  9.88   - $  14.25
                Exercised.....................................   (64,160)        $  4.73       $  4.00   - $   6.50
                Forfeited.....................................   (25,300)        $ 12.91       $  4.88   - $  23.63
                                                              -----------

           Outstanding at January 5, 2001.....................   638,677         $  9.59       $  4.00   - $  19.88
                                                              ==========         =======       =======     ========


       Options exercisable for shares of the Company's Class A and Class B Common Stock as of January 1, 1999, December 31, 1999 and January 5, 2001 are as follows:


                                                                 Options Exercisable
                                       -----------------------------------------------------------------------

                                                                                          Weighted Average
                                                                                           Exercise Price
                                         Class A         Class B                       Class A        Class B
                                         Common          Common                        Common         Common
                                          Stock           Stock          Total          Stock          Stock
                                          -----           -----          -----          -----          -----

          January 1, 1999................  4,100         224,054         228,154      $  2.27       $   4.22
          December 31, 1999..............     --         203,220         203,220        --          $   5.88
          January 5, 2001................     --         232,090         232,090        --          $   7.89


     The following table summarizes information about stock options outstanding at January 5, 2001:

                                                   Options Outstanding                      Options Exercisable
                                      ---------------------------------------------     ----------------------------
                                                          Weighted
                                            Shares         Average       Weighted           Shares         Weighted
                                          Outstanding     Remaining       Average         Exercisable       Average
                     Range of                 at         Contractual     Exercise             at           Exercise
                  Exercise Prices          01/05/01     Life (Years)       Price           01/05/01          Price
                  ---------------          --------     ------------     --------         -----------      ---------

              $  4.00   - $  4.88          109,390          1.69         $  4.43             75,570        $  4.42
              $  5.00   - $  5.64          152,540          2.78         $  5.25             76,020        $  5.20
              $  6.00   - $  7.00            1,900          2.84         $  6.47                750        $  6.30
              $  9.88   - $ 10.38            2,750          4.51         $ 10.18                 --        $    --
              $ 11.00   - $ 11.38          155,500          7.64         $ 11.26             30,000        $ 11.25
              $ 12.13   - $ 13.44          109,847          3.75         $ 12.42              1,200        $ 12.59
              $ 14.25   - $ 14.69           45,500          3.78         $ 14.68             30,967        $ 14.69
              $ 16.16   - $ 17.75           60,250          3.80         $ 16.53             17,383        $ 16.42
              $ 19.88                        1,000          3.58         $ 19.88                200        $ 19.88
                                          --------                                         --------
                                           638,677                                          232,090
                                          ========                                         ========


12.    EARNINGS PER SHARE

       The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                    2000                       1999                      1998
                                           ----------------------     ----------------------    ----------------------
                                            Earnings     Earnings     Earnings     Earnings     Earnings      Earnings
                                               per          per          per          per          per           per
                                             Common       Common       Common       Common       Common        Common
                                             Share -     Share -       Share -      Share -      Share -       Share -
                                              Basic       Diluted       Basic       Diluted       Basic        Diluted
                                              -----       -------       -----       -------       -----        -------

       Net income available for
         common shares and
         assumed conversions...............$  8,963     $  8,963      $10,319      $10,319      $  3,579     $  3,579
                                           ========     ========      =======      =======      ========     ========

       Weighted-average common shares and equivalents outstanding:

         Weighted-average shares
          outstanding......................   6,192        6,192        6,292        6,292         6,242        6,242

         Effect of dilutive securities:
          Stock options....................      --          149           --          276            --          131
                                           --------     --------      -------      -------      --------     --------
                                              6,192        6,341        6,292        6,568         6,242        6,373
                                           ========     ========      =======      =======      ========     ========
       Earnings per share:
         Net income........................$   1.45     $   1.41      $  1.64      $  1.57      $  0.57      $   0.56
                                           ========     ========      =======      =======      =======      ========


       Options to purchase 375,000 and 112,000 shares of common stock were outstanding at January 5, 2001 and December 31, 1999, but were not included in the computations of EPS since the options were anti-dilutive. There were no anti-dilutive options outstanding at January 1, 1999.

       The weighted average fair value at date of grant for options granted in 2000, 1999 and 1998 was $6.45, $4.91 and $2.30 per option, respectively.
       The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.5%, 5.5% and 5.6%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 70.0%, 62.3% and 42.9%; and a weighted-average expected life of the options of 3.7, 3.5 and 5.0 years.

       Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards in 2000, 1999 and 1998, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                   2000                     1999                       1998
                                          ----------------------     ---------------------     ----------------------

                                           Earnings     Earnings     Earnings     Earnings     Earnings     Earnings
                                              per          per          per          per          per          per
                                            Common       Common       Common       Common       Common       Common
                                            Share -     Share -       Share -      Share -      Share -      Share -
                                             Basic       Diluted       Basic       Diluted       Basic       Diluted
                                             -----       -------       -----       -------       -----       -------
       Net income:
         As reported                     $   8,963    $   8,963      $10,319      $10,319      $  3,579     $  3,579
         Compensation expense for
          stock, net of tax                   (535)        (535)        (304)        (304)          (81)         (81)
                                         ----------   ----------     --------     --------     ---------    ---------

       Pro forma net income              $   8,428    $   8,428      $10,015      $10,015         3,498        3,498
                                         =========    =========      =======      =======      ========     ========

       Pro forma earnings per share:
         As reported                     $    1.45    $    1.41      $  1.64      $  1.57      $  0.57      $  0.56
         Compensation expense for
          stock, net of tax                  (0.09)       (0.08)       (0.05)       (0.05)       (0.01)       (0.01)
                                         ----------   ----------     --------     --------     --------     --------


       Pro forma net income per share    $     1.36   $     1.33     $   1.59     $   1.52     $   0.56     $    0.55
                                         ==========   ==========     ========     ========     ========     =========


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


13.    INCOME TAXES:

       The provision for income taxes was based on pre-tax income (loss) from operations before minority interest which was subject to taxation by the following jurisdictions:

                                       2000             1999            1998
                                       ----             ----            ----
        Pre-tax income:

            United States...........$  14,660        $  15,864        $  3,870
            Foreign.................      853            1,725           1,368
                                    ---------        ---------        --------
            Total...................$  15,513        $  17,589        $  5,238
                                    =========        =========        ========

       The provision (credit) for income taxes consists of the following:

                                       2000            1999             1998
                                       ----            ----             ----
        Current:
            Federal...............$   4,129         $   5,349        $     830
            State.................    1,129             1,511              234
            Foreign...............      525               421              104
                                  ---------         ---------        ---------
                                      5,783             7,281            1,168
                                  ---------         ---------        ---------
        Deferred:
            Federal...............      523              (139)             239
            State.................      132               (47)              90
            Foreign...............      (62)              466              (36)
                                  ----------        ---------        ----------
                                        593               280              293
                                  ----------        ---------        ---------

       Change in valuation
          allowance..............        85              (367)             168
                                  ----------        -----------       ---------
           Total.................$    6,461        $    7,194        $   1,629
                                  ==========        ==========        =========


       The net deferred tax asset or liability reported on the consolidated balance sheet consist of the following items as of January 5, 2001 and December 31, 1999:

                                                               2000       1999
                                                               ----       ----
     Net current deferred tax assets:
       Allowance for doubtful accounts and discounts.........$   522    $ 1,207
       Inventory allowances and tax costing adjustments......    193        338
       Deferred compensation.................................    404        330
       Other accrued expenses................................    297        103
       Unrealized gain on marketable securities..............    (50)       (70)
       Foreign loss carryforwards............................     --        232
                                                             -------    --------
          Total..............................................$ 1,366    $ 2,140
                                                             -------    --------

     Net long-term deferred tax assets:
       Foreign loss carryforwards............................$   449    $   197
       Valuation allowance...................................   (183)       (98)
                                                             --------   --------
          Total..............................................$   266    $    99
                                                             --------   --------

     Net long-term deferred tax liabilities:
       Property, plant and equipment ....................... $   939    $   868
       Investment in limited partnership...................    1,201      1,177
                                                            --------    --------
          Total............................................ $  2,140    $ 2,045
                                                            --------    --------

     Net deferred tax asset (liability).................... $   (508)   $   194
                                                            =========   ========

       The  foreign   loss   carryforwards   relate  to   operating   losses  of
       approximately $1,224, which may be carried forward indefinitely. At January 5, 2001, the Company has determined that it is more likely than not that $183 of the deferred tax assets resulting from foreign operating losses will not be realized.

       The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $2,505 at January 5, 2001.

       A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate on pre-tax income from operations before minority interest follows:

                                                                                    2000         1999        1998
                                                                                    ----         ----        ----

         U.S. federal income tax rate...............................................34.0%       34.3%       34.0%
         State income tax, net of federal benefit....................................5.4         5.5         4.8
         Non-deductible expenses and tax-exempt income...............................0.6         1.7         0.4
         International tax rate differences..........................................1.1         1.6        (7.6)
         Detriment (benefit) of valuation allowance relating
           to foreign losses.........................................................0.5        (2.1)        3.2
         Low-income housing tax credits..............................................0.0        (0.1)       (0.7)
         Adjustment of prior years' estimated tax liabilities......................  0.0         0.0        (3.0)
                                                                                   -----       -----       ------

         Effective income tax rate................................................. 41.6%       40.9%       31.1%
                                                                                   ======      ======      ======


14.    SALE OF CYCLING DIVISION:

       On June 29, 2000, the Company sold substantially all of the assets and business of its cycling division, consisting of inventory, prepaid expenses, equipment and tradenames, to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, the Company recorded a pre-tax loss of $2,661, inclusive of $1,012 of expenses associated with the transaction and resulting from the exit of the cycling business, or $1,553 after-tax or $0.24 per diluted share. As a result of the transaction, a majority of the cycling division employees were severed and certain long-lived assets used exclusively in the cycling business were deemed impaired. Expenses associated with the sale and exit of the cycling division are as follows:



         Transaction costs.............................................$    358

         Costs to exit facility and equipment leases and other
           non-cancelable contractual commitments......................     142

         Employee severance and termination benefits...................     210

         Writeoff leasehold improvements...............................      84

         Writeoff goodwill and other deferred charges..................     218
                                                                       --------

         Total.........................................................$  1,012
                                                                       ========

       Included in accrued expenses at January 5, 2001 are $144 of costs associated with the sale and exit of the cycling business, which the Company expects will be paid by the end of the second quarter of fiscal 2001.

       The non-recurring charge affected the United States and Other Products segment.

15.    GEOGRAPHIC SEGMENT DATA:
       -----------------------

       The following table summarizes the Company's operations by geographic area for the years ended January 5, 2001, December 31, 1999 and January 1, 1999 and identifiable assets as of January 5, 2001, December 31, 1999 and January 1, 1999.

                                                                              2000           1999          1998
                                                                              ----           ----          ----
      REVENUES:
         United States...................................................$   144,265    $   135,410     $    83,617
         International...................................................     22,097         19,281          22,193
                                                                         -----------    -----------     -----------
                                                                         $   166,362    $   154,691     $   105,810
                                                                         ===========    ===========     ===========

       INTERNATIONAL REVENUES:
         United States - sales to foreign distributors...................      5,119          3,560     $     4,086
         Foreign subsidiaries............................................     16,978         15,721          18,107
                                                                         -----------    -----------     -----------
                                                                         $    22,097    $    19,281     $    22,193
                                                                         ===========    ===========     ===========

       INTER-AREA REVENUES:
         United States...................................................$       870    $       828     $       629
         International...................................................      9,299          8,442           9,286
                                                                         -----------    -----------     -----------
                                                                         $    10,169    $     9,270     $     9,915
                                                                         ===========    ===========     ===========

       TOTAL REVENUES:
         United States...................................................$   145,135    $   136,238     $    84,246
         International...................................................     31,396         27,723          31,479
         Less:  Inter-area eliminations..................................    (10,169)        (9,270)         (9,915)
                                                                         ------------   ------------    ------------
                                                                         $   166,362    $   154,691     $   105,810
                                                                         ===========    ===========     ===========

       OPERATING INCOME:
         United States...................................................$    13,855    $    16,815     $     6,902
         International...................................................      2,412          1,469          (1,117)
         Less:  Inter-area eliminations..................................       (144)           (88)            (44)
                                                                         ------------   ------------    ------------
                                                                         $    16,123    $    18,196     $     5,741
                                                                         ===========    ===========     ===========

       IDENTIFIABLE ASSETS:
         United States...................................................$    78,130    $    79,288     $    72,677
         International...................................................     13,465         13,078          14,171
         Less:  Inter-area eliminations..................................     (8,310)       (15,185)        (16,969)
                                                                         ------------   ------------    ------------
                                                                         $    83,285    $    77,181     $    69,879
                                                                         ===========    ===========     ===========


       Revenues are classified based on customer location. Other revenue consists primarily of royalty income and freight and handling income on product shipments. Inter-area revenues consist primarily of inventory shipments to the Company's international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales. Operating income consists of revenue, less cost of sales, selling expenses, general and administrative expenses and the loss on the sale of the cycling division.

16.    OPERATING SEGMENT DATA:

       The Company's operating segments are organized based on the nature of products. The operating segments of the Company are as follows:

       SAUCONY SEGMENT

       Performance running, walking, cross training and outdoor trail footwear and multi-sport and triathlon athletic apparel sold under the Saucony brand name.

       OTHER PRODUCTS SEGMENT

       The Other Products segment aggregates several product lines, none of which individually meets the criteria as defined in SFAS 131 for a reportable segment. Included in Other Products are: Hind multi-sport athletic apparel; Spot-bilt coaches, official, leather walking and workplace footwear; Hyde Authentics casual footwear; the Company's retail factory outlet stores; and the Company's former cycling division.

       The following table summarizes the results of the Company's operating segments for the years ended January 5, 2001, December 31, 1999 and January 1, 1999 and identifiable assets as of January 5, 2001, December 31, 1999 and January 1, 1999:

                                                                     2000           1999           1998
                                                                     ----           ----           ----
           REVENUES:
              Saucony............................................$  145,301      $ 132,275      $   86,651
              Other Products.....................................    21,061         22,416          19,159
                                                                 ----------      ---------      ----------
                                                                 $  166,362      $ 154,691      $  105,810
                                                                 ==========      =========      ==========
           PRE-TAX INCOME:
              Saucony............................................$   18,507      $  18,965      $    5,497
              Other Products.....................................    (2,994)        (1,376)           (259)
                                                                 -----------     ----------     -----------
              Total segment pre-tax income.......................    15,513         17,589           5,238
              Provision for income taxes.........................     6,461          7,194           1,629
              Minority interest..................................        89             76              30
                                                                 ----------      ---------      ----------

           NET INCOME............................................$    8,963      $  10,319      $    3,579
                                                                 ==========      =========      ==========

           ASSETS:
              Saucony............................................$   68,268      $  61,584      $   53,906
              Other Products.....................................    15,017         15,597          15,973
                                                                 ----------      ---------      ----------
                                                                 $   83,285      $  77,181      $   69,879
                                                                 ==========      =========      ==========
           DEPRECIATION AND AMORTIZATION:
              Saucony............................................$    1,701      $   1,516      $    1,606
              Other Products.....................................       257            346             230
                                                                 ----------      ---------      ----------
                                                                 $    1,958      $   1,862      $    1,836
                                                                 ==========      =========      ==========
           INTEREST, NET:
              Saucony............................................$      285      $     228      $      252
              Other Products.....................................       341            455             455
                                                                 ----------      ---------      ----------
                                                                 $      626      $     683      $      707
                                                                 ==========      =========      ==========
           COMPONENTS OF INTEREST, NET
              Interest expense...................................$      695      $     729      $      733
              Interest income....................................        69             46              26
                                                                 ----------      ---------      ----------
                Interest, net....................................$      626      $     683      $      707
                                                                 ==========      =========      ==========


17.    ACQUISITIONS:

       MERLIN AND REAL DESIGN

       During fiscal 1998, the Company and Quintana Roo, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Merlin Materials, Inc., and Real Product Design, Inc.for $644 and $240 in cash, respectively. The acquisitions were accounted for as purchases. See
       Note 14 relating to the sale of the cycling division.


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

       Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition but does not generally require collateral. Approximately 46% of the Company's gross trade receivables balance was represented by 17 customers at January 5, 2001, which exposes the Company to a concentration of credit risk.


19.    FINANCIAL INSTRUMENTS:

       The carrying value of cash, cash equivalents, receivables, long-term debt and other notes payable approximates fair value. The Company believes similar terms for current long-term debt and other notes payable would be attainable. The fair value of marketable securities is estimated based upon quoted market prices for these securities. The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in currencies other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates. At January 5, 2001 and December 31, 1999, the notional value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $1,100 and $750, respectively. Gains and losses on forward exchange contracts are deferred and offset against foreign currency exchange gains and losses on the underlying hedged item. At January 5, 2001 and December 31, 1999, estimated fair value of the Company's non-derivative financial instruments approximated the carrying value.


20.    COMPREHENSIVE INCOME:

       As defined in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under U.S. generally accepted accounting principles, comprising items previously reported directly in stockholders' equity. SFAS 130 limits the excluded components to the following: foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity investments classified as available-for-sale securities.

       The following table sets forth comprehensive income for the years ended January 5, 2001, December 31, 1999, and January 1, 1999:

                                                                         2000           1999            1998
                                                                         ----           ----            ----

              Net income...............................................$   8,963      $  10,319      $   3,579

              Other comprehensive income (loss):
                Foreign currency translation adjustments...............$    (228)     $     (36)     $    (111)
                Income tax expense (benefit) related to
                  other comprehensive income (loss)....................      (96)           (30)           (32)
                Reclassification adjustment, net of tax................       --             57             27
                                                                       ---------      ---------      ---------
              Other comprehensive income (loss), net
                of tax.................................................$    (132)     $      51      $     (52)
                                                                       ----------     ---------      ----------

              Comprehensive income.....................................$   8,831      $  10,370      $   3,527
                                                                       =========      =========      =========


21.    QUARTERLY INFORMATION:

                                                                                   (Unaudited)

              2000                                                Quarter 1  Quarter 2 (1)  Quarter 3  Quarter 4 (2)
              ----                                                ---------  -------------  ---------  -------------

              Net sales.........................................$   46,416   $   43,439   $   44,790    $   31,384
              Gross profit......................................    17,346       16,803       17,335        10,669
              Net income........................................     3,208        1,373        3,780           602
              Earnings per share:
                Basic...........................................      0.51         0.22         0.61         0.10
                Diluted.........................................      0.50         0.22         0.60         0.10



              1999                                                Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                                ---------    ---------    ---------    ---------

              Net sales.........................................$   42,406   $   37,706   $   43,454    $   30,492
              Gross profit......................................    15,421       14,137       17,371        11,895
              Net income........................................     3,333        2,257        3,094         1,635
              Earnings per share:
                Basic...........................................      0.54         0.36         0.49         0.26
                Diluted.........................................      0.52         0.34         0.47         0.25

       --------------

         (1) The Company sold substantially all of the assets and business of its cycling division during the second quarter of fiscal 2000. See
              Note 14 for further information relating to the sale of the cycling division.

         (2)  The fourth quarter of fiscal 2000 consisted of 14 weeks.


       Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum may not equal the total earnings per share amounts for fiscal 2000 and 1999.

22.    SUPPLEMENTAL CASH FLOW DISCLOSURE

       During 2000, the Company purchased 38,500 shares of its common stock, with borrowed funds, for $418. At January 5, 2001 the borrowing and accrued interest thereon of $15 are included in notes payable. Also during 2000, the Company received notes from two officers of the Company, aggregating $276, in conjunction with the exercise of options to purchase shares of the Company's Class B Common Stock. The notes are included as a component of stockholders' equity, are due on March 17, 2002, are not collateralized and bear interest at 9.0% per annum. At January 5, 2001, the notes amounted to $296 and included $20 of interest income recognized in 2000.

       The following table summarizes additional disclosure of cash flow information for the years ended January 5, 2001, December 31, 1999 and January 1, 1999:


                                                                              2000          1999           1998
                                                                              ----          ----           ----
         Supplemental disclosure of cash flow information:
           Cash paid during the period for:

              Income taxes, net of refunds.................................$   6,695      $   8,090       $     257
                                                                           =========      =========       =========
              Interest.....................................................$     605      $     688       $     657
                                                                           =========      =========       =========

          Non-cash Investing and Financing Activities:
              Property purchased under capital leases......................       --      $     160       $     141
                                                                           =========      =========       =========




                         SAUCONY, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           For the Years Ended January 5, 2001, December 31, 1999 and
                                January 1, 1999

                             (dollars in thousands)



                                                                                  Additions
                                                                     Balance     charged to    Deductions      Balance
                                                                    beginning    costs and        from           end
                                                                    of year        expenses      reserve       of year
                                                                    -------        --------      -------       -------
Year ended January 5, 2001:
  Allowance for doubtful accounts and discounts...................$   3,534      $  5,525      $   7,012     $   2,047

Year ended December 31, 1999:
  Allowance for doubtful accounts and discounts...................$   1,880      $  7,151      $   5,497     $   3,534

Year ended January 1, 1999:
  Allowance for doubtful accounts and discounts...................$   2,032      $  4,908      $   5,060     $   1,880




                                  EXHIBIT INDEX

Exhibit
Number                              Description


3.1 Restated Articles of Organization, as amended, of the Registrant are incorporated herein by reference to the Registrant's current report on Form 8-K dated May 21, 1998. *

3.2 By-Laws, as amended, of the Registrant are incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-2, as amended (File No. 33-61040) (the "Form S-2"). *

10.1      Revolving  Credit  Agreement  between the  Registrant and State Street
          Bank and Trust Company, dated August 31, 1998 (the "Credit Agreement"), is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1998. *

10.2 First Amendment dated March 12, 1999 to the Credit Agreement is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
          *

10.3      Second Amendment dated April 20, 1999 to the Credit Agreement.

10.4 Third Amendment dated May 23, 2000 to the Credit Agreement is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000. *

10.5** 1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1998. *

10.6** Amendment No. 3 to 1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. *

10.7**    Amendment  No. 4 to 1993 Equity  Incentive  Plan,  as  amended,  is
          incorporated  by  reference  to  Exhibit  10.1  to  the   Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000. *

10.8** VP Bonus Plan is incorporated herein by reference to Exhibit 10.19 to the Form S-2. *

10.9**    1993  Director  Option Plan is  incorporated  herein by reference to
          Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1993. *

10.10**   Employment  Agreement  dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
          the fiscal quarter ended September 29, 2000.   *

10.11** Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000. *

10.12** Employment Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000. *


10.13** Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000. *

21        Subsidiaries of the Registrant.

23.1      Consent of PricewaterhouseCoopers LLP.



--------------------

*    Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.