Form 10-Q
period 2001-04-06
SAUCONY INC
filed 2001-05-21
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 6, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


                  Class                          Outstanding as of May 14, 2001
                  -----                          ------------------------------

Class A Common Stock-$.33 1/3 Par Value                      2,566,747
Class B Common Stock-$.33 1/3 Par Value                      3,500,093
                                                             ---------
                                                             6,066,840






                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

     Condensed Consolidated Balance Sheets as of April 6, 2001
         and January 5, 2001................................................3

     Condensed Consolidated Statements of Income for the
         thirteen weeks ended April 6, 2001 and March 31, 2000..............4

     Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended April 6, 2001 and March 31, 2000..............5

     Notes to Condensed Consolidated Financial Statements --
         April 6, 2001....................................................6-8

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................................9-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........13


Part II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................14

Item 6.  Exhibits and Reports on Form 8-K..................................14

Signature..................................................................15



PART I.  FINANCIAL INFORMATION

                                           SAUCONY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                               (Amounts in thousands)

                                     ASSETS
                                                                                 April 6,         January 5,
                                                                                   2001              2001
                                                                                   ----              ----
Current assets:
   Cash and cash equivalents....................................................$   2,328        $    4,738
   Accounts receivable..........................................................   36,643            26,706
   Inventories..................................................................   31,291            38,404
   Prepaid expenses and other current assets....................................    3,945             3,683
                                                                                ---------        ----------
     Total current assets.......................................................   74,207            73,531
                                                                                ---------        ----------

Property, plant and equipment, net..............................................    7,628             7,581
                                                                                ---------        ----------
Other assets....................................................................    1,902             2,173
                                                                                ---------        ----------
Total assets....................................................................$  83,737        $   83,285
                                                                                =========        ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................................................$   6,271        $    2,596
   Current maturities of long-term debt.........................................      131               204
   Accounts payable.............................................................    4,585             6,654
   Accrued expenses and other current liabilities...............................    4,545             6,465
                                                                                ---------        ----------
     Total current liabilities..................................................   15,532            15,919
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt...............................................................       72                34
   Deferred income taxes........................................................    2,110             2,140
   Other long-term obligations..................................................      191               187
                                                                                ---------        ----------
     Total long-term obligations................................................    2,373             2,361
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries..................................      407               385
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value.............................................    2,244             2,244
   Additional paid in capital...................................................   17,322            17,112
   Retained earnings............................................................   52,988            51,642
   Accumulated other comprehensive income.......................................   (1,220)             (792)
                                                                                ----------       -----------
                                                                                   71,334            70,206

Less:      Common stock held in treasury, at cost...............................   (5,417)           (5,285)
           Notes receivable.....................................................     (291)             (296)
           Unearned compensation................................................     (201)               (5)
                                                                                ----------       -----------
              Total stockholders' equity........................................   65,425            64,620
                                                                                ---------        ----------

Total liabilities and stockholders' equity......................................$  83,737        $   83,285
                                                                                =========        ==========

                              See notes to condensed consolidated financial statements



                                           SAUCONY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THIRTEEN WEEKS ENDED APRIL 6, 2001 AND MARCH 31, 2000

                                                     (Unaudited)
                                    (Amounts in thousands, except per share data)


                                                                              Thirteen Weeks    Thirteen Weeks
                                                                                   Ended             Ended
                                                                               April 6, 2001    March 31, 2000
                                                                               -------------    --------------

Net sales.......................................................................$  43,693        $   46,848
Other revenue ..................................................................      103                24
                                                                                ---------        ----------
Total revenue ..................................................................   43,796            46,872
                                                                                ---------        ----------

Costs and expenses
   Cost of sales................................................................   29,994            29,403
   Selling expenses.............................................................    6,421             7,065
   General and administrative expenses..........................................    4,974             4,784
                                                                                ---------        ----------
     Total costs and expenses...................................................   41,389            41,252
                                                                                ---------        ----------

Operating income................................................................    2,407             5,620

Non-operating income (expense)
   Interest, net................................................................      (60)             (132)
   Foreign currency.............................................................       87               (47)
   Other........................................................................      (34)               87
                                                                                ----------       ----------

Income before income taxes and minority interest................................    2,400             5,528

Provision for income taxes......................................................    1,015             2,297

Minority interest in income of consolidated subsidiaries........................       39                23
                                                                                ---------        ----------

Net income......................................................................$   1,346        $    3,208
                                                                                =========        ==========

Per share amounts:

Earnings per common share - basic...............................................$    0.22        $     0.51
                                                                                =========        ==========

Earnings per common share - diluted.............................................$    0.22        $     0.50
                                                                                =========        ==========

Weighted average common shares and
   equivalents outstanding for diluted EPS......................................    6,188             6,443
                                                                                =========        ==========

Cash dividends per share of common stock........................................        0                 0
                                                                                =========        ==========



                              See notes to condensed consolidated financial statements


                         SAUCONY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 6, 2001 AND MARCH 31, 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (Unaudited)
                             (Amounts in thousands)

                                                                                April 6,        March 31,
                                                                                  2001             2000
                                                                                  ----             ----
Cash flows from operating activities:
     Net income.................................................................$  1,346         $   3,208
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................     483               510
     Provision for bad debts and discounts......................................   1,877             1,532
     Deferred income tax expense (benefit)......................................    (630)              427
     Other......................................................................      41                29
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable.................................................... (11,977)          (16,468)
         Inventories............................................................   6,655             1,388
         Prepaid expenses and other current assets..............................     333                78
       Increase (decrease) in liabilities:
         Accounts payable.......................................................  (2,042)           (1,160)
         Accrued expenses.......................................................  (1,883)             (227)
                                                                                ---------        ----------
   Total adjustments............................................................  (7,143)          (13,891)
                                                                                ---------        ----------

Net cash used by operating activities...........................................  (5,797)          (10,683)
                                                                                ---------        ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (408)             (239)
   Change in deferred charges, deposits and other...............................      13                18
   Marketable securities - realized and unrealized (gains) losses...............      35               (84)
                                                                                --------         ----------
Net cash used by investing activities...........................................    (360)             (305)
                                                                                ---------        ----------

Cash flows from financing activities:
   Net short-term borrowings....................................................   3,800            11,164
   Repayment of long-term debt and capital lease obligations....................     (99)             (103)
   Common stock repurchased.....................................................    (133)           (1,584)
   Issuances of common stock, including options.................................      11                17
                                                                                --------         ---------
Net cash provided by financing activities.......................................   3,579             9,494
Effect of exchange rate changes on cash and cash equivalents....................     168                94
                                                                                --------         ---------
Net decrease in cash and cash equivalents.......................................  (2,410)           (1,400)
Cash and equivalents at beginning of period.....................................   4,738             3,515
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$  2,328         $   2,115
                                                                                ========         =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes, net of refunds...............................................$    482         $   2,065
                                                                                ========         =========
     Interest...................................................................$     85         $     160
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$    102                --
                                                                                ========         =========

                                       See notes to condensed consolidated financial statements


                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 6, 2001

                                   (Unaudited)
                      (In thousands, except share amounts)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 5, 2001. Operating results for thirteen weeks ended April 6, 2001, are not necessarily indicative of the results for the entire year.



NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Net sales and costs related to shipping and handling reported by the Company in the prior year, have been reclassified to conform to the requirements of EITF 00-10.


NOTE 3 - INVENTORIES

Inventories at April 6, 2001 and January 5, 2001 consisted of the following:


                                                                       April 6,           January 5,
                                                                         2001                2001
                                                                         ----                ----

                Finished goods.......................................$    27,422        $    31,529

                Work in progress.....................................        184                827

                Raw materials........................................      3,685              6,048
                                                                     -----------        -----------

                                                                     $    31,291        $    38,404
                                                                     ===========        ===========


NOTE 4 - EARNINGS PER SHARE

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            April 6, 2001                 March 31, 2000
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
                                                       --------       ---------      --------        ---------
Consolidated income

Net income available for common
  shares and assumed conversions.................... $    1,346      $   1,346      $    3,208     $    3,208
                                                     ==========      =========      ==========     ==========

Weighted-average common shares and
  equivalents outstanding:

   Weighted-average shares outstanding...............     6,081          6,081           6,266          6,266

   Effect of dilutive securities:
     Employee stock options..........................         0            107               0            177
                                                     ----------      ---------      ----------     ----------
                                                          6,081          6,188           6,266          6,443
                                                     ==========      =========      ==========     ==========
Earnings per share:
   Net income........................................$     0.22      $    0.22      $    0.51      $     0.50
                                                     ==========      =========      =========      ==========


Options to purchase 396,000 and 245,000 shares of common stock, outstanding at April 6, 2001 and March 31, 2000, respectively, were not included in the computations of diluted EPS, for the respective periods, since the options were anti-dilutive.


NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME


                                                                              Thirteen Weeks        Thirteen Weeks
                                                                                  Ended                 Ended
                                                                              April 6, 2001        March 31, 2000
                                                                              -------------        --------------

Net income......................................................................$  1,346             $  3,208

Other comprehensive income:

   Foreign currency translation adjustment, net of tax
     benefit of $157 and $53....................................................    (229)                 (85)

   Cash flow hedges
     Cumulative effect of change in accounting principle,
       net of tax provision of $5...............................................      10                    0

     Reclassification adjustments, net of tax benefit of $4.....................      (7)                   0

     Net losses during period, net of tax benefit of $12........................     (34)                   0
                                                                                ---------            --------

Total other comprehensive income, net of tax....................................    (260)                 (85)
                                                                                ---------            ---------

Comprehensive income............................................................$  1,086             $  3,123
                                                                                ========             ========


NOTE 6 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen weeks ended April 6, 2001 and March 31, 2000, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 5, 2001.



                                                                    Thirteen Weeks        Thirteen Weeks
                                                                         Ended                 Ended
                                                                     April 6, 2001        March 31, 2000
                                                                     -------------        --------------
       Revenues:

           Saucony...................................................$    39,054          $    42,452
           Other Products............................................      4,742                4,420
                                                                     -----------          -----------
                Total revenue........................................$    43,796          $    46,872
                                                                     ===========          ===========

       Income (loss) before income taxes and minority interest:
           Saucony...................................................$     2,550          $     6,296
           Other Products............................................       (150)                (768)
                                                                     ------------         ------------
                Total................................................$     2,400          $     5,528
                                                                     ===========          ===========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Other Factors That May Affect Future Results" ("Certain Factors") filed by us with the Securities and Exchange Commission on April 4, 2001, which Certain Factors discussion is filed as Exhibit 99.1 to this report and incorporated herein by this reference. The forward-looking statements provided by us in this report represent our estimates as of the date this report is filed with the Securities and Exchange Commission. We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.

   Highlights
                                                       Increase (Decrease)
                                                      Thirteen Weeks Ended
                                                April 6, 2001 vs. March 31, 2000
                                                --------------------------------

  Net sales.......................................  ($3,155)         (6.7%)
  Gross profit....................................   (3,746)        (21.5%)
  Selling, general and administrative expenses....     (454)         (3.8%)

                                                       Increase (Decrease)
                                                      Thirteen Weeks Ended
                                                April 6, 2001 vs. March 31, 2000
                                                --------------------------------

  Operating income....................................       ($3,213)
  Income before income taxes..........................        (3,128)
  Net income..........................................        (1,862)

                                                         Percent of Net Sales
                                                         Thirteen Weeks Ended

                                                      April 6,        March 31,
                                                        2001            2000
                                                        ----            ----

  Gross profit.......................................   31.4%           37.2%
  Selling, general and administrative expenses.......   26.1            25.3
  Operating income...................................    5.5            12.0
  Income before income taxes.........................    5.5            11.8
  Net income.........................................    3.1             6.8


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen weeks ended April 6, 2001 and March 31, 2000:


                                                             Thirteen Weeks Ended

                                                April 6, 2001                     March 31, 2000
                                        --------------------------         --------------------------

         Saucony........................$    38,952         89.1%          $    42,362         90.4%

         Other Products.................      4,741         10.9%                4,486          9.6%
                                        -----------        ------          -----------        ------

         Total..........................$    43,693        100.0%          $    46,848        100.0%
                                        ===========        ======          ===========        ======


Thirteen  Weeks Ended April 6, 2001  Compared to Thirteen  Weeks Ended March 31,
2000

Consolidated Net Sales
----------------------

Net sales decreased $3,155, or 7%, to $43,693 in the thirteen weeks ended April 6, 2001 from $46,848 in the thirteen weeks ended March 31, 2000. At constant exchange rates, the net sales decrease in the thirteen weeks ended April 6, 2001 would have been 6% lower than the thirteen weeks ended March 31, 2000. Excluding sales of our former cycling division in the thirteen weeks ended March 31, 2000, net sales in the thirteen weeks ended April 6, 2001 would have been 4% lower than the thirteen weeks ended March 31, 2000.

On a geographic basis, domestic sales decreased $4,737, or 12%, to $36,138 in the thirteen weeks ended April 6, 2001 from $40,875 in the thirteen weeks ended March 31, 2000. International sales increased $1,582, or 27%, to $7,555 in the thirteen weeks ended April 6, 2001 from $5,973 in the thirteen weeks ended March 31, 2000. At constant exchange rates, the international sales increase in the thirteen weeks ended April 6, 2001 would have been 33% over the thirteen weeks ended March 31, 2000.

Saucony Segment
---------------

Worldwide net sales of Saucony branded footwear and apparel decreased $3,410, or 8%, to $38,952 in the thirteen weeks ended April 6, 2001 from $42,362 in the thirteen weeks ended March 31, 2000, due primarily to a 10% decrease in domestic footwear unit volume and lower domestic and international wholesale per pair average selling prices. The average domestic wholesale per pair selling prices decreased 3% in the thirteen weeks ended April 6, 2001 versus the thirteen weeks ended March 31, 2000 due primarily to an increase in closeout footwear and special makeup footwear unit volumes, both of which are sold at lower wholesale per pair average selling prices.

Domestic net sales decreased $4,949, or 13%, to $31,917 in the thirteen weeks ended April 6, 2001 from $36,866 in the thirteen weeks ended April 6, 2001, due primarily to a 10% decrease in footwear unit volumes and lower average wholesale per pair selling prices. The footwear unit volume decrease in the thirteen weeks ended April 6, 2001 was primarily due to a 21% decrease in Original footwear unit volumes, partially offset by a 5% increase in technical footwear unit volumes. The increase in technical footwear unit volumes is due primarily to a 158% increase in closeout footwear unit volumes and a 10% increase in special makeup footwear unit volumes. The average wholesale per pair selling prices for domestic footwear decreased due to a change in the product mix to increased closeout and special makeup footwear unit volumes and a change in the Originals footwear product mix to lower priced products, offset by higher average wholesale per pair selling prices for technical footwear, due to a change in the product mix to higher priced products. Sales of closeout footwear accounted for approximately 14% of domestic Saucony net sales in the thirteen weeks ended April 6, 2001 compared to 5% in the thirteen weeks ended March 31, 2000. The Originals footwear accounted for 51% of domestic footwear unit volume in the thirteen weeks ended April 6, 2001 versus 58% in the thirteen weeks ended March 31, 2000. The unit volume decrease in Originals footwear was primarily due to the lack of new product introductions targeted to our core Originals customer base.

International net sales increased $1,539, or 28%, to $7,035 in the thirteen weeks ended April 6, 2001 from $5,496 in the thirteen weeks ended March 31, 2000, due primarily to a 52% increase in footwear unit volumes, partially offset by lower average wholesale per pair selling prices and the negative impact of the stronger U.S. dollar against European currencies. The footwear average wholesale per pair selling price decreased primarily due to the significant increase in our international distributor Original footwear unit volume sold to our Japanese distributor. Footwear unit volumes at our international distributor business, and our European and Canadian subsidiaries, increased 94% and 34%, respectively, in the thirteen weeks ended April 6, 2001 versus the thirteen weeks ended March 31, 2000. International distributor sales into the Japanese footwear market accounted for 13% of international sales in the thirteen weeks ended April 6, 2001, compared to 2% in the thirteen weeks ended March 31, 2000.

Other Products Segment
----------------------

Worldwide sales of Other Products increased $255, or 6%, to $4,741 in the thirteen weeks ended April 6, 2001 from $4,486 in the thirteen weeks ended March 31, 2000 due primarily to a 43% increase in sales of our Hind brand apparel and a 43% increase in sales at our factory outlet stores, partially offset by the elimination of sales resulting from the cycling division divestiture in June 2000.

Domestic net sales of Other Products increased $212, or 5%, to $4,221 in the thirteen weeks ended April 6, 2001 from $4,009 in the thirteen weeks ended March 31, 2000 due primarily to a 37% increase in Hind apparel unit volume and a 5% increase in the average wholesale unit selling prices for our Hind apparel brand and increased sales at our factory outlet division stores due to the net addition of three factory outlet stores, partially offset by the elimination of sales resulting from the cycling division divestiture.

International net sales of Other Products increased $43, or 9%, to $520 in the thirteen weeks ended April 6, 2001 from $477 in the thirteen weeks ended March 31, 2000, due primarily to increased Hind apparel sales in Canada and in Europe.

Net sales from the cycling division, which are included in our Other Product segment, represented approximately 3% of consolidated net sales for the thirteen weeks ended March 31, 2000.

Costs and Expenses
------------------

Our gross margin in the thirteen weeks ended April 6, 2001 decreased 5.8% to 31.4% from 37.2% in the thirteen weeks ended March 31, 2000, due primarily to our decision to reduce domestic Saucony footwear inventories, which resulted in increased sales of closeout footwear. Other factors contributing to the decreased margin in the thirteen weeks ended April 6, 2001 were, a change in domestic Saucony product mix to lower levels of first quality, full margin footwear, increased inventory reserves, domestic pricing pressures, increased sales of special make-up footwear, and to a lesser extent, the negative impact of the stronger U.S. dollar on our European margins and changes in the geographic mix of sales.

The SG&A ratio increased .8% to 26.1% of net sales in the thirteen weeks ended April 6, 2001 from 25.3% in 1999. In absolute dollars, selling, general and administrative expenses decreased $454, or 4%, to $11,395 in the thirteen weeks ended April 6, 2001 from $11,849 in the thirteen weeks ended March 31, 2000. Decreased spending in the thirteen weeks ended April 6, 2001 was due primarily to reduced operating expenses resulting from the cycling division divestiture and, to a lesser extent, decreased television media, account-specific advertising and promotion, variable selling expenses and, due to diminished financial performance, lower incentive compensation. These decreases were partially offset by increased operating expenses associated with the factory outlet expansion, increased professional fees and higher provisions for doubtful accounts.

Net interest expense decreased $72, to $60 in the thirteen weeks ended April 6, 2001 from $132 in the thirteen weeks ended March 31, 2000 due primarily to lower borrowings on our domestic credit facility and, to a lesser extent, lower interest rates and increased interest income.

Income Before Tax and Minority Interest
---------------------------------------

                                                   Thirteen Weeks Ended
                                                   --------------------
                                            April 6,                  March 31,
                                              2001                      2000
                                              ----                      ----

   Segment
     Saucony...............................$   2,550                  $  6,296
     Other Products........................     (150)                     (768)
                                           ----------                 ---------
     Total.................................$   2,400                  $  5,528
                                           =========                  ========

Income before tax decreased by $3,128 in the thirteen weeks ended April 6, 2001 to $2,400 compared to $5,528 in the thirteen weeks ended March 31, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment due to lower sales and lower gross margins, partially offset by improved profitability in our Saucony international business. The improvement in our Other Products segment income before tax in the thirteen weeks ended April 6, 2001 was primarily due to the divestiture of the cycling division.

Income Taxes
------------

The provision for income taxes decreased to $1,015 in the thirteen weeks ended April 6, 2001 from $2,297 in the thirteen weeks ended March 31, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment. The effective tax rate increased .7% to 42.3% in the thirteen weeks ended April 6, 2001 from 41.6% in the thirteen weeks ended March 31, 2000 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

Net Income
----------

Net income for the thirteen weeks ended April 6, 2001 decreased to $1,346, or $0.22 per diluted share, compared to $3,208, or $0.50 per diluted share, in the thirteen weeks ended March 31, 2000. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,188 and 6,443, respectively, in the thirteen weeks ended April 6, 2001 and March 31, 2000.

Liquidity and Capital Resources
-------------------------------

As of April 6, 2001, our cash and cash equivalents totaled, $2,328, a decrease of $2,410 from January 5, 2001. The decrease was due primarily to a use of cash from operations of $5,797, cash outlays of $408 for capital assets, the repurchase of shares of our common stock of $133 and the repayment of long-term debt of $99. The decrease in cash was partially offset by increased borrowings under our domestic and foreign credit facilities of $3,800.

Our accounts receivable increased $10,100, net of the provision for bad debts and discounts, due to increased sales of our Saucony footwear products in the thirteen weeks ended April 6, 2001. Our days sales outstanding for accounts receivable increased to 76 days in the thirteen weeks ended April 6, 2001 from 75 days in the thirteen weeks ended March 31, 2000. Inventories decreased $6,655 in the thirteen weeks ended April 6, 2001 due primarily to our decision to reduce domestic Saucony footwear inventories, which had increased in the fourth quarter of fiscal 2000. Our inventory turns ratio remained constant at 3.4 turns for both the thirteen weeks ended April 6, 2001 and the thirteen weeks ended March 31, 2000. The number of day's sales in inventory decreased to 95 days in the thirteen weeks ended April 6, 2001 from 105 days in the thirteen weeks ended March 31, 2000 due to lower inventories at April 6, 2001.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in the thirteen weeks ended April 6, 2001 included a decrease of $2,042 in accounts payable (due to lower inventory levels), a decrease of $1,883 in accrued expenses (due primarily to the payment of fiscal 2000 incentive compensation and lower operating expense accruals) and a decrease in prepaid expenses of $333 (due to the timing of income tax payments).

During the thirteen weeks ended April 6, 2001, we repurchased approximately 19,000 shares of our common stock for a total expenditure of $133. Since the approval of the stock buyback program by the Board of Directors in May 1998, we have repurchased a total of 467,000 shares of our common stock for a total expenditure of $4,364. In April 2001, our primary lender extended the term for repurchases of additional shares of our common stock, granted under a prior amendment to the credit facility, through July 31, 2001.

Overall Liquidity
-----------------

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 12, 2001, we issued to five of our footwear and footwear component factories common stock purchase warrants to purchase, in the aggregate, 50,250 shares of our Class B common stock at a per share purchase price of $7.00. The warrants were issued for no cash consideration, but rather as an incentive to the recipients of the warrants to satisfy specific performance criteria which support our financial and operational goals. The warrants expire on March 12, 2006 and vest in five equal annual installments commencing on March 12, 2002. The right to exercise the warrants is subject to the satisfaction of specific performance criteria by the recipients. No underwriters were involved in the sales of the warrants. Such sales were made in reliance upon Regulation S under the Securities Act of 1933 applicable to sales that occur outside the United States.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.            Exhibits

              99.1 - Certain Other Factors That May Affect Future Results, incorporated herein by reference to pages 21-23 of the Company's Annual Report on Form 10-K for the period ended January 5, 2001. Such Form 10-K shall not be deemed to be filed herewith except to the extent that portions thereof are expressly incorporated by reference herein.

b.            Reports on Form 8-K

              On April 17, 2001, the Registrant filed a Current Report on Form 8-K reporting under Item 4 a change in the Registrant's principal accountants.




                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Saucony, Inc.


Date:   May 21, 2001                           By: /s/ Michael Umana
                                               ---------------------
                                               Michael Umana
                                               Vice President, Finance
                                               Chief Financial Officer
                                               (Duly authorized officer and
                                               principal financial officer)