Form 10-Q
period 2001-07-06
SAUCONY INC
filed 2001-08-16
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 6, 2001

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

                     13 Centennial Drive, Peabody, MA 01960
          (Address, including zip code, of principal executive offices)

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

                                Yes [ X ] No [ ]

The shares outstanding of each of the Registrants classes of Common Stock as of August 13, 2001 are set forth below:

                  Class                        Outstanding as of August 13, 2001
                  -----                        ---------------------------------

Class A Common Stock-$.33 1/3 Par Value                       2,566,747
Class B Common Stock-$.33 1/3 Par Value                       3,515,803
                                                              ---------
                                                              6,082,550






                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                          Pages

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

     Condensed Consolidated Balance Sheets as of July 6, 2001
         and January 5, 2001...................................................3

     Condensed Consolidated Statements of Income for the
         thirteen and twenty-six weeks ended July 6, 2001 and June 30, 2000....4

     Condensed Consolidated Statements of Cash Flows for the
         thirteen and twenty-six weeks ended July 6, 2001 and June 30, 2000....5

     Notes to Condensed Consolidated Financial Statements --
         July 6, 2001........................................................6-9

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................10-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........19


Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signature.....................................................................21

PART I.  FINANCIAL INFORMATION

                         SAUCONY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Amounts in thousands)

                                     ASSETS
                                                                                  July 6,         January 5,
                                                                                   2001              2001
                                                                                   ----              ----
Current assets:
   Cash and cash equivalents....................................................$   8,286        $    4,738
   Accounts receivable..........................................................   29,003            26,706
   Inventories..................................................................   31,790            38,404
   Prepaid expenses and other current assets....................................    2,917             3,683
                                                                                ---------        ----------
     Total current assets.......................................................   71,996            73,531
                                                                                ---------        ----------

Property, plant and equipment, net..............................................    7,479             7,581
                                                                                ---------        ----------
Other assets....................................................................    1,922             2,173
                                                                                ---------        ----------
Total assets....................................................................$  81,397        $   83,285
                                                                                =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................................................$   2,533        $    2,596
   Current maturities of long-term debt.........................................       82               204
   Accounts payable.............................................................    5,854             6,654
   Accrued expenses and other current liabilities...............................    4,601             6,465
                                                                                ---------        ----------
     Total current liabilities..................................................   13,070            15,919
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt...............................................................       47                34
   Deferred income taxes........................................................    2,082             2,140
   Other long-term obligations..................................................      196               187
                                                                                ---------        ----------
     Total long-term obligations................................................    2,325             2,361
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries..................................      439               385
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value.............................................    2,250             2,244
   Additional paid in capital...................................................   17,398            17,112
   Retained earnings............................................................   53,164            51,642
   Accumulated other comprehensive income.......................................   (1,345)             (792)
                                                                                ----------       -----------
                                                                                   71,467            70,206

Less:      Common stock held in treasury, at cost...............................   (5,417)           (5,285)
           Notes receivable.....................................................     (297)             (296)
           Unearned compensation................................................     (190)               (5)
                                                                                ----------       -----------
              Total stockholders' equity........................................   65,563            64,620
                                                                                ---------        ----------

Total liabilities and stockholders' equity......................................$  81,397        $   83,285
                                                                                =========        ==========

                              See notes to condensed consolidated financial statements



                                           SAUCONY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 6, 2001 AND JUNE 30, 2000

                                                   (Unaudited)
                                  (Amounts in thousands, except per share data)

                                                          Thirteen       Thirteen       Twenty-Six     Twenty-Six
                                                            Weeks          Weeks           Weeks          Weeks
                                                            Ended          Ended           Ended          Ended
                                                        July 6, 2001   June 30, 2000   July 6, 2001   June 30, 2000
                                                        ------------   -------------   ------------   -------------

Net sales.................................................$ 35,491       $  43,979      $  79,184       $ 90,827
Other revenue ............................................     (36)             49             67             73
                                                          ---------      ---------       --------       --------
Total revenue ............................................  35,455          44,028         79,251         90,900
                                                          ---------      ---------       --------       --------

Costs and expenses
   Cost of sales..........................................  23,638          27,165         53,632         56,568
   Selling expenses.......................................   6,587           6,897         13,008         13,962
   General and administrative expenses....................   4,803           4,352          9,777          9,136
   Loss on disposition of cycling division................      --           2,944             --          2,944
                                                          --------       ---------      ---------       --------
     Total costs and expenses.............................  35,028          41,358         76,417         82,610
                                                          --------       ---------      ---------       --------

Operating income..........................................     427           2,670          2,834          8,290

Non-operating income (expense)
   Interest, net..........................................     (44)           (230)          (104)          (362)
   Foreign currency.......................................     109               1            196            (46)
   Other..................................................      16             (43)           (18)            44
                                                          --------       ----------     ----------      --------

Income before income taxes and minority interest..........     508           2,398          2,908          7,926

Provision for income taxes................................     312           1,015          1,327          3,312

Minority interest in income of consolidated subsidiaries..      20              10             59             33
                                                          --------       ---------      ---------       --------

Net income................................................$    176       $   1,373      $   1,522       $  4,581
                                                          ========       =========      =========       ========

Per share amounts:
   Earnings per common share - basic......................$   0.03       $   0.22       $    0.25       $   0.73
                                                          ========       ========       =========       ========
   Earnings per common share - diluted....................$   0.03       $   0.22       $    0.25       $   0.71
                                                          ========       ========       =========       ========

Weighted average common shares and
   equivalents outstanding for diluted EPS................   6,152           6,376          6,173          6,410
                                                          ========       =========      =========       ========

Cash dividends per share of common stock..................       0               0              0              0
                                                          ========       =========      =========       ========


                              See notes to condensed consolidated financial statements

                                          SAUCONY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE TWENTY-SIX WEEKS ENDED JULY 6, 2001 AND JUNE 30, 2000
                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                   (Unaudited)
                                             (Amounts in thousands)
                                                                                 July 6,         June 30,
                                                                                  2001             2000
                                                                                  ----             ----
Cash flows from operating activities:
     Net income.................................................................$  1,522         $   4,581
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................     978             1,010
     Provision for bad debts and discounts......................................   3,795             2,976
     Loss on sale of cycling division...........................................      --             2,944
     Deferred income tax expense (benefit)......................................    (648)              217
     Other......................................................................      91                44
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Marketable securities..................................................      18               (41)
         Accounts receivable....................................................  (6,204)          (15,045)
         Inventories............................................................   5,965            (3,398)
         Prepaid expenses and other current assets..............................     274            (1,342)
       Increase (decrease) in liabilities:
         Accounts payable.......................................................    (780)              (52)
         Accrued expenses.......................................................    (678)             (316)
                                                                                ---------        ----------
   Total adjustments............................................................   2,811           (13,003)
                                                                                --------         ----------

Net cash provided (used) by operating activities................................   4,333            (8,422)
                                                                                --------         ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (701)             (522)
   Change in deferred charges, deposits and other...............................      24                32
   Proceeds from the sale of cycling division...................................      --             1,350
                                                                                --------         ---------
Net cash provided (used) by investing activities................................    (677)              860
                                                                                ---------        ---------

Cash flows from financing activities:
   Net short-term borrowings....................................................     147             8,516
   Repayment of long-term debt and capital lease obligations....................    (185)             (189)
   Common stock repurchased.....................................................    (133)           (2,114)
   Issuances of common stock, including options.................................      84                17
                                                                                --------         ---------
Net cash provided (used) by financing activities................................     (87)            6,230
Effect of exchange rate changes on cash and cash equivalents....................     (21)               44
                                                                                ---------        ---------
Net increase (decrease) in cash and cash equivalents............................   3,548            (1,288)
Cash and equivalents at beginning of period.....................................   4,738             3,515
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$  8,286         $   2,227
                                                                                ========         =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes, net of refunds...............................................$    664         $   4,350
                                                                                ========         =========
     Interest...................................................................$    146         $     339
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$    102                --
                                                                                ========         =========

                             See notes to condensed consolidated financial statements


                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 6, 2001

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 5, 2001. Operating results for twenty-six weeks ended July 6, 2001, are not necessarily indicative of the results for the entire year. Certain reclassifications have been made in the June 30, 2000 presentation to conform to the July 6, 2001 presentation.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

EITF 00-10

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

SFAS 141

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial reporting and accounting for business combinations and supersedes Accounting Principles Board Opinion No. 16, (APB 16) "Business Combinations", and Statement of Financial Accounting Standards No. 38,
"Accounting for  Preacquisition  Contingencies of Purchased  Enterprises"  (SFAS
38). SFAS 141 requires that business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and is also applicable to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB17). All of the provisions of SFAS 142 will be applied to goodwill and other intangible assets effective in the fiscal years beginning after December 15, 2001. Under SFAS 142 goodwill and other indefinite-lived intangibles will no longer be amortized, but rather will be reviewed for impairment. An impairment loss will be recognized if the carrying value of an intangible asset is not recoverable and its carrying value exceeds its fair value. We will adopt SFAS in the first quarter of fiscal 2002. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle.

We have not determined the impact on our financial position or results of operations on the initial adoption of SFAS 141 and SFAS 142.


NOTE 3 - INVENTORIES

Inventories at July 6, 2001 and January 5, 2001 consisted of the following:

                                            July 6,           January 5,
                                             2001                2001
                                             ----                ----

  Finished goods.........................$    27,524        $    31,529
  Work in progress.......................        600                827
  Raw materials..........................      3,666              6,048
                                         -----------        -----------
                                         $    31,790        $    38,404
                                         ===========        ===========



NOTE 4 - EARNINGS PER SHARE

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            July 6, 2001                   June 30, 2000
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
                                                       ---------      ---------      ---------       --------
Consolidated income

Net income available for common

   shares and assumed conversions....................$      176      $     176      $    1,373     $    1,373
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   and equivalents outstanding:......................     6,074          6,074           6,224          6,224

   Effect of dilutive securities:
     Employee stock options..........................         0             78               0            152
                                                     ----------      ---------      ----------     ----------
                                                          6,074          6,152           6,224          6,376
                                                     ==========      =========      ==========     ==========
Earnings per share:
   Net income........................................$     0.03      $    0.03      $    0.22      $     0.22
                                                     ==========      =========      =========      ==========


                                                       Twenty-Six Weeks Ended         Twenty-Six Weeks Ended
                                                            July 6, 2001                   June 30, 2000
                                                     ---------------------------    --------------------------

                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted

Consolidated income

Net income available for common
   shares and assumed conversions....................$    1,522      $   1,522      $    4,581     $    4,581
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   and equivalents outstanding:......................     6,078          6,078           6,245          6,245

   Effect of dilutive securities:
     Employee stock options..........................         0             95               0            165
                                                     ----------      ---------      ----------     ----------
                                                          6,078          6,173           6,245          6,410
                                                     ==========      =========      ==========     ==========
Earnings per share:
   Net income........................................$     0.25      $    0.25      $    0.73      $     0.71
                                                     ==========      =========      =========      ==========


Options to purchase 564,000 and 244,000 shares of common stock, outstanding at July 6, 2001 and June 30, 2000, respectively, were not included in the computations of diluted EPS, for the respective periods, since the options were anti-dilutive.


NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                          Thirteen       Thirteen        Twenty-Six     Twenty-Six
                                                            Weeks          Weeks            Weeks          Weeks
                                                            Ended          Ended            Ended          Ended
                                                        July 6, 2001   June 30, 2000    July 6, 2001   June 30, 2000
                                                        ------------   -------------    ------------   -------------

Net income................................................$   176        $  1,373        $  1,522       $ 4,581

Other comprehensive income:

  Foreign currency translation adjustment, net
    of tax benefit of $69, $25, $226 and $78..............   (146)            (35)           (375)         (121)

  Cash flow hedges
    Cumulative effect of change in accounting
      principle, net of tax provision of $5...............     --              --              10            --

    Reclassification adjustments, net of tax
      benefit of $8 and $12...............................    (16)             --             (23)           --

    Net income during period, net of tax provision
      of $36 and $24......................................     78              --              44            --
                                                          -------        --------        --------       -------

Total other comprehensive income, net of tax..............    (84)            (35)           (344)         (121)
                                                          --------       ---------       ---------      --------

Comprehensive income......................................$    92        $  1,338        $  1,178       $ 4,460
                                                          =======        ========        ========       =======


NOTE 6 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and twenty-six weeks ended July 6, 2001 and June 30, 2000, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 5, 2001.

                                                 Thirteen          Thirteen        Twenty-Six        Twenty-Six
                                                   Weeks             Weeks            Weeks             Weeks
                                                   Ended             Ended            Ended             Ended
                                               July 6, 2001      June 30, 2000    July 6, 2001      June 30, 2000
                                               ------------      -------------    ------------      -------------
Revenues:
     Saucony.....................................$  30,834       $   38,620         $  69,885        $  81,018
     Other Products..............................    4,621            5,408             9,366            9,882
                                                 ---------       ----------         ---------        ---------
         Total revenue...........................$  35,455       $   44,028         $  79,251        $  90,900
                                                 =========       ==========         =========        =========

Income (loss) before income taxes and minority interest:
     Saucony.....................................$     661       $    5,845         $   3,187        $  12,141
     Other Products..............................     (153)          (3,447)             (279)          (4,215)
                                                 ----------      -----------        ----------       ----------
         Total...................................$     508       $    2,398         $   2,908        $   7,926
                                                 =========       ==========         =========        =========

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

      Highlights

                                                                     Thirteen Weeks and Twenty-Six Weeks Ended
                                                                   July 6, 2001 Compared to Thirteen Weeks and
                                                                       Twenty-Six Weeks Ended June 30, 2000

                                                                                Increase (Decrease)
                                                                    Thirteen Weeks               Twenty-Six Weeks
                                                                 --------------------         ---------------------

         Net sales............................................  ($8,488)       (19.3%)       ($11,643)       (12.8%)
         Gross profit.........................................   (4,961)       (29.5%)         (8,707)       (25.4%)
         Selling, general and administrative expenses.........      141          1.3%            (313)        (1.4%)

                                                                                     $ Change

                                                                     Thirteen Weeks                Twenty-Six Weeks
                                                                     --------------                ----------------
         Operating income.........................................       ($2,243)                     ($5,456)
         Income before income taxes...............................        (1,890)                      (5,018)
         Net income...............................................        (1,197)                      (3,059)


                                                                               Percent of Net Sales

                                                                      Thirteen Weeks             Twenty-Six Weeks
                                                                      --------------             ----------------
                                                                     2001         2000            2001      2000
                                                                     ----         ----            ----      ----

         Gross profit.........................................       33.4%        38.2%           32.3%     37.7%
         Selling, general and administrative expenses.........       32.1         25.6            28.8      25.4
         Operating income.....................................        1.2          6.1             3.6       9.1
         Income before income taxes...........................        1.4          5.5             3.7       8.7
         Net income...........................................         .5          3.1             1.9       5.0

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and twenty-six weeks ended July 6, 2001 and June 30, 2000:

                                                               Thirteen Weeks Ended

                                                July 6, 2001                            June 30, 2000
                                        --------------------------               -------------------------

         Saucony........................$    30,871         87.0%                $  38,574         87.7%
         Other Products.................      4,620         13.0%                    5,405         12.3%
                                        -----------     ---------                ---------       -------
         Total..........................$    35,491        100.0%                $  43,979        100.0%
                                        ===========     =========                =========       =======


                                                              Twenty-Six Weeks Ended

         Saucony........................$    69,823         88.2%                $  80,936         89.1%
         Other Products.................      9,361         11.8%                    9,891         10.9%
                                        -----------     ---------                ---------       -------
         Total..........................$    79,184        100.0%                $  90,827        100.0%
                                        ===========     =========                =========       =======


Thirteen Weeks Ended July 6, 2001 Compared to Thirteen Weeks Ended June 30, 2000

Consolidated Net Sales

Net sales decreased $8,488, or 19%, to $35,491 in the thirteen weeks ended July 6, 2001 from $43,979 in the thirteen weeks ended June 30, 2000. The impact of exchange rate fluctuation on net sales was minimal in the thirteen weeks ended July 6, 2001. Excluding sales of our former cycling division in the thirteen weeks ended June 30, 2000, net sales in the thirteen weeks ended July 6, 2001 would have been 16% lower than the thirteen weeks ended June 30, 2000.

On a geographic basis, domestic sales decreased $9,738, or 25%, to $29,102 in the thirteen weeks ended July 6, 2001 from $38,840 in the thirteen weeks ended June 30, 2000. International sales increased $1,250, or 24%, to $6,389 in the thirteen weeks ended July 6, 2001 from $5,139 in the thirteen weeks ended June 30, 2000. At constant exchange rates, the international sales increase in the thirteen weeks ended July 6, 2001 would have represented a 28% increase over the thirteen weeks ended June 30, 2000.

Saucony Segment

Worldwide net sales of Saucony branded footwear and apparel decreased $7,703, or 20%, to $30,871 in the thirteen weeks ended July 6, 2001 from $38,574 in the thirteen weeks ended June 30, 2000, due primarily to a 26% decrease in domestic footwear unit volume and lower domestic wholesale per pair average selling prices. The average domestic wholesale per pair selling prices decreased 2% in the thirteen weeks ended July 6, 2001 versus the thirteen weeks ended June 30, 2000, due primarily to an increase in special makeup footwear unit volumes and closeout footwear unit volumes, both of which are sold at lower wholesale per pair average selling prices.

Domestic net sales decreased $9,399, or 28%, to $24,734 in the thirteen weeks ended July 6, 2001 from $34,133 in the thirteen weeks ended July 6, 2001, due primarily to a 26% decrease in footwear unit volumes and lower average wholesale per pair selling prices. The footwear unit volume decrease in the thirteen weeks ended July 6, 2001 was primarily due to a 67% decrease in Original footwear unit volumes, partially offset by a 31% increase in technical footwear unit volumes. The increase in technical footwear unit volumes is due primarily to a 215% increase in special makeup footwear unit volumes and a 47% increase in closeout footwear unit volumes. The average wholesale per pair selling prices for domestic footwear decreased due to a change in the product mix to increased special make up and closeout footwear, offset by higher average wholesale per pair selling prices for Original footwear, due to a change in the product mix to higher priced products. Sales of closeout footwear accounted for approximately 8% of domestic Saucony net sales in the thirteen weeks ended July 6, 2001 compared to 3% in the thirteen weeks ended June 30, 2000. The Originals footwear accounted for 26% of domestic footwear unit volume in the thirteen weeks ended July 6, 2001 versus 58% in the thirteen weeks ended June 30, 2000. The unit volume decrease in Originals footwear was primarily due to the lack of new product introductions targeted to our core Originals customer base and a shift in consumer preference.

International net sales increased $1,696, or 38%, to $6,137 in the thirteen weeks ended July 6, 2001 from $4,441 in the thirteen weeks ended June 30, 2000, due primarily to a 52% increase in footwear unit volumes, partially offset by lower average wholesale per pair selling prices and the negative impact of the stronger U.S. dollar against European currencies. The footwear average wholesale per pair selling price decreased primarily due to the significant increase in our international distributor Original footwear unit volume sold to our Japanese distributor, which are sold at lower wholesale per pair average selling prices. Footwear unit volumes at our international distributor business, and our European and Canadian subsidiaries, increased 120% and 2%, respectively, in the thirteen weeks ended July 6, 2001 versus the thirteen weeks ended June 30, 2000. The unit volume increase at our international subsidiaries is due to a 21% increase in unit volume shipments at our Canadian subsidiary, which was partially offset by a 18% decrease in unit volume shipments at our European subsidiaries. International distributor sales into the Japanese footwear market accounted for 19% of international sales in the thirteen weeks ended July 6, 2001, compared to 3% in the thirteen weeks ended June 30, 2000.

Other Products Segment

Worldwide sales of Other Products decreased $785, or 15%, to $4,620 in the thirteen weeks ended July 6, 2001 from $5,405 in the thirteen weeks ended June 30, 2000, due primarily to the elimination of sales resulting from the cycling division divestiture in June 2000, partially offset by a 54% increase in sales at our factory outlet stores and sales generated by our Hyde Authentics footwear line.

Domestic net sales of Other Products decreased $339, or 7%, to $4,368 in the thirteen weeks ended July 6, 2001 from $4,707 in the thirteen weeks ended June 30, 2000, due primarily to the elimination of sales resulting from the cycling division divestiture, partially offset by increased sales at our factory outlet division stores due to the net addition of three factory outlet stores and sales generated by our Hyde Authentics footwear line.

International net sales of Other Products decreased $446, or 64%, to $252 in the thirteen weeks ended July 6, 2001 from $698 in the thirteen weeks ended June 30, 2000, due primarily to the elimination of sales resulting from the cycling division divestiture.

Net sales from the cycling division, which are included in our Other Product segment, represented approximately 4% of consolidated net sales for the thirteen weeks ended June 30, 2000.

Costs and Expenses

Our gross margin in the thirteen weeks ended July 6, 2001 decreased 4.8% to 33.4% from 38.2% in the thirteen weeks ended June 30, 2000, due primarily to a change in the domestic Saucony product mix to lower levels of first quality, full margin footwear. Other factors contributing to the decreased margin in the thirteen weeks ended July 6, 2001 were increased sales of special makeup and closeout footwear, which carry lower margins, manufacturing inefficiencies, increased inventory reserves, domestic pricing pressures, and to a lesser extent, the negative impact of the stronger U.S. dollar on our European margins and changes in the geographic mix of sales.

Selling, general and administrative expenses as a percentage of net sales increased 6.5% to 32.1% in the thirteen weeks ended July 6, 2001 from 25.6% in
2000. In absolute dollars, selling, general and administrative expenses increased $141, or 1%, to $11,390 in the thirteen weeks ended July 6, 2001 from $11,249 in the thirteen weeks ended June 30, 2000. This increased spending in the thirteen weeks ended July 6, 2001 was due primarily to increased provisions for doubtful accounts, increased operating expenses associated with the factory outlet expansion and, to a lesser extent, increased print media advertising. These increases were partially offset by reduced operating expenses resulting from the cycling division divestiture and, to a lesser extent, decreased variable selling expenses and, due to diminished financial performance, lower incentive compensation.

Net interest expense decreased $186, to $44, in the thirteen weeks ended July 6, 2001 from $230 in the thirteen weeks ended June 30, 2000, due primarily to lower borrowings on our domestic credit facility and, to a lesser extent, lower interest rates and increased interest income.

Income Before Tax and Minority Interest

                                            Thirteen Weeks Ended
                                            --------------------
                                      July 6,                  June 30,
                                       2001                      2000
                                       ----                      ----

   Segment
     Saucony........................$     661                  $  5,845
     Other Products.................     (153)                   (3,447)
                                    ----------                 ---------
     Total..........................$     508                  $  2,398
                                    =========                  ========

Income before tax decreased $1,890 in the thirteen weeks ended July 6, 2001 to $508 compared to $2,398 in the thirteen weeks ended June 30, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment due to lower sales, lower gross margins and increased operating expenses, partially offset by improved profitability in our Saucony international business. The improvement in our Other Products segment income before tax in the thirteen weeks ended July 6, 2001 was primarily due to the pre-tax loss of $2,944 recorded as a result of the divestiture of the cycling division in the thirteen weeks ended June 30, 2000.

Income Taxes

The provision for income taxes decreased to $312 in the thirteen weeks ended July 6, 2001 from $1,015 in the thirteen weeks ended June 30, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment. The effective tax rate increased 19.1% to 61.4% in the thirteen weeks ended July 6, 2001 from 42.3% in the thirteen weeks ended June 30, 2000 due primarily to a shift in the composition of domestic and foreign pre-tax earnings and increased deferred tax valuation allowances.

Net Income

Net income for the thirteen weeks ended July 6, 2001 decreased to $176, or $0.03 per diluted share, compared to $1,373, or $0.22 per diluted share, in the thirteen weeks ended June 30, 2000. The loss on the sale of the cycling division in the thirteen weeks ended June 30, 2000 reduced net income and diluted earnings per share by $1,727 and $0.27 per share, respectively.

Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,152 and 6,376, respectively, in the thirteen weeks ended July 6, 2001 and June 30, 2000.



Twenty-Six Weeks Ended July 6, 2001 Compared to Twenty-Six Weeks Ended June 30, 2000

Consolidated Net Sales

Net sales decreased $11,643, or 13%, to $79,184 in the twenty-six weeks ended July 6, 2001 from $90,827 in the twenty-six weeks ended June 30, 2000. At constant exchange rates, the net sales decrease in the twenty-six weeks ended July 6, 2001 would have been 12% lower than the twenty-six weeks ended June 30, 2000. Excluding sales of our former cycling division in the twenty-six weeks ended June 30, 2000, net sales in the twenty-six weeks ended July 6, 2001 would have been 10% lower than the twenty-six weeks ended June 30, 2000.

On a geographic basis, domestic sales decreased $14,475, or 18%, to $65,240 in the twenty-six weeks ended July 6, 2001 from $79,715 in the twenty-six weeks ended June 30, 2000. International sales increased $2,832, or 26%, to $13,944 in the twenty-six weeks ended July 6, 2001 from $11,112 in the twenty-six weeks ended June 30, 2000. At constant exchange rates, the international sales increase in the twenty-six weeks ended July 6, 2001 would have represented a 31% increase over the twenty-six weeks ended June 30, 2000.

Saucony Segment

Worldwide net sales of Saucony branded footwear and apparel decreased $11,113, or 14%, to $69,823 in the twenty-six weeks ended July 6, 2001 from $80,936 in the twenty-six weeks ended June 30, 2000, due primarily to an 18% decrease in domestic footwear unit volume and lower domestic wholesale per pair average selling prices. The average domestic wholesale per pair selling prices decreased 3% in the twenty-six weeks ended July 6, 2001 versus the twenty-six weeks ended June 30, 2000, due primarily to an increase in closeout footwear and special makeup footwear unit volumes, both of which are sold at lower wholesale per pair average selling prices.

Domestic net sales decreased $14,348, or 20%, to $56,651 in the twenty-six weeks ended July 6, 2001 from $70,999 in the twenty-six weeks ended July 6, 2001, due primarily to an 18% decrease in footwear unit volumes and lower average wholesale per pair selling prices. The footwear unit volume decrease in the twenty-six weeks ended July 6, 2001 was primarily due to a 54% decrease in Original footwear unit volumes, partially offset by a 33% increase in technical footwear unit volumes. The increase in technical footwear unit volumes is due primarily to a 95% increase in closeout footwear unit volumes and a 67% increase in special makeup footwear unit volumes. The average wholesale per pair selling prices for domestic footwear decreased due to a change in the product mix to increased closeout and special makeup footwear unit volume and lower average wholesale per pair selling prices for technical footwear, due to a change in the product mix to lower priced products. Average wholesale per pair selling prices for Originals footwear were comparable to the selling prices in the twenty-six weeks ended June 30, 2000. Sales of closeout footwear accounted for approximately 11% of domestic Saucony net sales in the twenty-six weeks ended July 6, 2001 compared to 4% in the twenty-six weeks ended June 30, 2000. The Originals footwear accounted for 33% of domestic footwear unit volume in the twenty-six weeks ended July 6, 2001 versus 58% in the twenty-six weeks ended June 30, 2000. The unit volume decrease in Originals footwear was primarily due to the lack of new product introductions targeted to our core Originals customer base and a shift in consumer preference.

International net sales increased $3,235, or 33%, to $13,172 in the twenty-six weeks ended July 6, 2001 from $9,937 in the twenty-six weeks ended June 30, 2000, due primarily to a 52% increase in footwear unit volumes, partially offset by lower average wholesale per pair selling prices and the negative impact of the stronger U.S. dollar against European currencies. The footwear average wholesale per pair selling price decreased primarily due to the significant increase in our international distributor Original footwear unit volume sold to our Japanese distributor, which are sold at lower wholesale per pair average selling prices. Footwear unit volumes at our international distributor business, and our European and Canadian subsidiaries, increased 109% and 16%, respectively, in the twenty-six weeks ended July 6, 2001 versus the twenty-six weeks ended June 30, 2000. The unit volume increase at our international subsidiaries is due to a 45% increase in unit volume shipments at our Canadian subsidiary, which was partially offset by a 2% decrease in unit volume shipments at our European subsidiaries. International distributor sales into the Japanese footwear market accounted for 20% of international sales in the twenty-six weeks ended July 6, 2001, compared to 2% in the twenty-six weeks ended June 30, 2000.


Other Products Segment

Worldwide sales of Other Products decreased $530, or 5%, to $9,361 in the twenty-six weeks ended July 6, 2001 from $9,891 in the twenty-six weeks ended June 30, 2000, due primarily to the elimination of sales resulting from the cycling division divestiture in June 2000, partially offset by a 26% increase in sales of our Hind brand apparel, a 50% increase in sales at our factory outlet stores and sales generated by our Hyde Authentics footwear line.

Domestic net sales of Other Products decreased $127, or 2%, to $8,589 in the twenty-six weeks ended July 6, 2001 from $8,716 in the twenty-six weeks ended June 30, 2000 due primarily to the elimination of sales resulting from the cycling division divestiture, partially offset by a 31% increase in Hind apparel unit volume and a 1% increase in the average wholesale unit selling prices for our Hind apparel brand, increased sales at our factory outlet division stores due to the net addition of three factory outlet stores and sales generated by our Hyde Authentics footwear line.

International net sales of Other Products decreased $403, or 34%, to $772 in the twenty-six weeks ended July 6, 2001 from $1,175 in the twenty-six weeks ended June 30, 2000, due primarily to the elimination of sales resulting from the cycling division divestiture.

Net sales from the cycling division, which are included in our Other Product segment, represented approximately 4% of consolidated net sales for the twenty-six weeks ended June 30, 2000.

Costs and Expenses

Our gross margin in the  twenty-six  weeks ended July 6, 2001  decreased 5.4% to
32.3% from 37.7% in the twenty-six weeks ended June 30, 2000, due primarily to our decision to reduce domestic Saucony footwear inventories, which resulted in increased sales of closeout footwear. Other factors contributing to the decreased margin in the twenty-six weeks ended July 6, 2001 were a change in domestic Saucony product mix to lower levels of first quality, full margin footwear, increased sales of special make-up footwear, manufacturing inefficiencies, increased inventory reserves, domestic pricing pressures, and to a lesser extent, the negative impact of the stronger U.S. dollar on our European margins and changes in the geographic mix of sales.

Selling, general and administrative expenses as a percentage of net sales increased 3.4% to 28.8% in the twenty-six weeks ended July 6, 2001 from 25.4% in 2000. In absolute dollars, selling, general and administrative expenses decreased $313, or 1%, to $22,785 in the twenty-six weeks ended July 6, 2001 from $23,098 in the twenty-six weeks ended June 30, 2000. This decreased spending in the twenty-six weeks ended July 6, 2001 was due primarily to reduced operating expenses resulting from the cycling division divestiture and, to a lesser extent, decreased television media, account-specific advertising and promotion, variable selling expenses and, due to diminished financial performance, lower incentive compensation. These decreases were partially offset by increased provisions for doubtful accounts, increased operating expenses associated with the factory outlet expansion and, to a lesser extent, increased professional fees.

Net interest expense decreased $258, to $104 in the twenty-six weeks ended July 6, 2001 from $362 in the thirteen weeks ended June 30, 2000 due primarily to lower borrowings on our domestic credit facility and, to a lesser extent, lower interest rates and increased interest income.

Income Before Tax and Minority Interest

                                                 Twenty-Six Weeks Ended
                                                 ----------------------
                                            July 6,                  June 30,
                                             2001                      2000
                                             ----                      ----

   Segment
     Saucony..............................$   3,187                  $ 12,141
     Other Products.......................     (279)                   (4,215)
                                          ----------                 ---------
     Total................................$   2,908                  $  7,926
                                          =========                  ========

Income before tax decreased $5,018 in the twenty-six weeks ended July 6, 2001 to $2,908 compared to $7,926 in the twenty-six weeks ended June 30, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment due to lower sales, lower gross margins and proportionately higher operating expenses, partially offset by improved profitability in our Saucony international business. The improvement in our Other Products segment income before tax in the twenty-six weeks ended July 6, 2001 was primarily due to the pre-tax loss of $2,944 recorded as a result of the divestiture of the cycling division in the twenty-six weeks ended June 30, 2000.

Income Taxes

The provision for income taxes decreased to $1,327 in the twenty-six weeks ended July 6, 2001 from $3,312 in the twenty-six weeks ended June 30, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment. The effective tax rate increased 3.8% to 45.6% in the twenty-six weeks ended July 6, 2001 from 41.8% in the twenty-six weeks ended June 30, 2000, due primarily to a shift in the composition of domestic and foreign pre-tax earnings and increased deferred tax valuation allowances.

Net Income

Net income for the twenty-six weeks ended July 6, 2001 decreased to $1,522, or $0.25 per diluted share, compared to $4,581, or $0.71 per diluted share, in the twenty-six weeks ended June 30, 2000. The loss on the sale of the cycling division in the twenty-six weeks ended June 30, 2000 reduced net income and diluted earnings per share by $1,727 and $0.27 per share, respectively.

Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,173 and 6,410, respectively, in the twenty-six weeks ended July 6, 2001 and June 30, 2000.

Liquidity and Capital Resources

As of July 6, 2001, our cash and cash equivalents totaled, $8,286, an increase of $3,548 from January 5, 2001. The increase in cash, for the twenty-six weeks ended July 6, 2001, was due primarily to cash provided by operations of $4,333 and to a lesser extent, increased borrowings of $147 under our foreign credit facilities and the receipt of $84 from issuances of shares of our common stock. The increase was partially offset by cash outlays of $701 for capital assets, the repayment of long-term debt of $185 and the repurchase of shares of our common stock of $133.

Our accounts receivable increased $2,409, net of the provision for bad debts and discounts, due to increased sales of our Saucony footwear products in the twenty-six weeks ended July 6, 2001. Our days sales outstanding for accounts receivable decreased to 67 days in the twenty-six weeks ended July 6, 2001 from 72 days in the twenty-six weeks ended June 30, 2000 due to a shift in the sales mix to products and programs with shorter payment terms. The provision for bad debts and discounts increased to $3,795, in the twenty-six weeks ended July 6, 2001 from $2,976 in the twenty-six weeks ended June 30, 2000 due to an increase in the provision for doubtful accounts. Inventories decreased $5,965 in the twenty-six weeks ended July 6, 2001 due primarily to our decision to reduce domestic Saucony footwear inventories, which had increased in the fourth quarter of fiscal 2000. Our inventory turns ratio remained constant at 3.2 turns for both the twenty-six weeks ended July 6, 2001 and the twenty-six weeks ended June 30, 2000. The number of day's sales in inventory decreased to 108 days in the twenty-six weeks ended July 6, 2001 from 115 days in the twenty-six weeks ended June 30, 2000 due to lower inventories at July 6, 2001.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in the twenty-six weeks ended July 6, 2001 included a decrease of $780 in accounts payable (due to lower inventory levels), a decrease of $678 in accrued expenses (due primarily to the payment of fiscal 2000 incentive compensation and lower operating expense accruals) and a decrease in prepaid expenses of $274 (due to the timing of income tax payments).

During the twenty-six weeks ended July 6, 2001, we repurchased approximately 19,000 shares of our common stock for a total expenditure of $133. Since the approval of the stock buyback program by the Board of Directors in May 1998, we have repurchased a total of 467,000 shares of our common stock for a total expenditure of $4,364. Our primary lender extended the term for repurchases of additional shares of our common stock, granted under a prior amendment to the credit facility, through July 31, 2001. On July 31, 2001, our primary lender extended the termination date of our revolving credit agreement until October 1, 2001. We expect to have a credit facility in place prior to October 1, 2001 under terms and conditions similar to the current facility.

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

ACCOUNTING PRONOUNCEMENTS

SFAS 141

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial reporting and accounting for business combinations and supersedes Accounting Principles Board Opinion No. 16, (APB 16) "Business Combinations", and Statement of Financial Accounting Standards No. 38,
"Accounting for  Preacquisition  Contingencies of Purchased  Enterprises"  (SFAS
38). SFAS 141 requires that business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and is also applicable to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB17). All of the provisions of SFAS 142 will be applied to goodwill and other intangible assets effective in the fiscal years beginning after December 15, 2001. Under SFAS 142 goodwill and other indefinite-lived intangibles will no longer be amortized, but rather will be reviewed for impairment. An impairment loss will be recognized if the carrying value of an intangible asset is not recoverable and its carrying value exceeds its fair value. We will adopt SFAS in the first quarter of fiscal 2002. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle.

We have not determined the impact on our financial position or results of operations on the initial adoption of SFAS 141 and SFAS 142.

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

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the 2001 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 24, 2001, the following matters were acted upon by the stockholders of the Company:

1. The election of John M. Connors, Jr., John H. Fisher, Phyllis H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., and John J. Neuhauser as directors of the Company.

2.      The approval of the Company's 2001 Employee Stock Purchase Plan.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                                   Votes           Votes                              Broker
                                                    For           Against         Abstentions        Non-votes
                                                  -------         -------         -----------        ---------
1.       Election of Directors


         John M Connors, Jr.                     2,365,830        21,095               --               N.A.
         John H. Fisher                          2,365,820        21,105               --               N.A.
         Phyllis H. Fisher                       2,365,830        21,095               --               N.A.
         Charles A. Gottesman                    2,365,830        21,095               --               N.A.
         Robert J. LeFort, Jr.                   2,365,830        21,095               --               N.A.
         John J. Neuhauser                       2,365,830        21,095               --               N.A.

2.       The approval of the Company's
         2001 Employee Stock

         Purchase Plan                           1,642,747        19,355              4,076            720,947



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits

               The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

               b. Reports on Form 8-K

               Other than Current Reports on Form 8-K which have been previously reported by the Company, the Company did not file any Current Reports on Form 8-K during the quarter ended July 6, 2001.


                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Saucony, Inc.


Date:   August 16, 2001                       By: /s/ Michael Umana
                                              ---------------------
                                              Michael Umana
                                              Senior Vice President,
                                              Chief Operating Officer and
                                              Chief Financial Officer
                                              (Duly authorized officer and
                                              principal financial officer)


                                  EXHIBIT INDEX




Exhibit No.                         Description

   10.1 Letter Amendment dated July 31, 2001 to the Revolving Credit Agreement dated August 31, 1998 between State Street Bank and Trust Company and file registrant.

   10.2(1)        2001 Employee Stock Purchase Plan

   99.1(2)        Certain Factors That May Affect Future Results

------------

     (1) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Registration Statement on Form S-8 (File No. 333-65974 and incorporated herein by reference.

     (2) Previously filed with the Securities and Exchange Commission under the heading "Certain Factors That May Affect Future Results" on pages 21-23 of the registrant's Annual Report on Form 10-K for the fiscal year ended January 5, 2001 and incorporated herein by reference. Such Annual Report on Form 10-K shall not be deemed filed herewith, except to the extent that portions thereof are expressly incorporated by reference herein.