Form 10-Q
period 2001-10-05
SAUCONY INC
filed 2001-11-19
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 5, 2001

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

                                Yes [ X ] No [ ]

The shares outstanding of each of the Registrants classes of Common Stock as of November 12, 2001 are set forth below:

                  Class                      Outstanding as of November 12, 2001
                  -----                      -----------------------------------

Class A Common Stock-$.33 1/3 Par Value                     2,566,747
Class B Common Stock-$.33 1/3 Par Value                     3,515,803
---------------------------------------                     ---------
Total                                                       6,082,550
                                                            =========






                         SAUCONY, INC. AND SUBSIDIARIES


                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 5, 2001

                                TABLE OF CONTENTS

                                                                           Pages

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited, unless otherwise noted

     Condensed Consolidated Balance Sheets as of October 5, 2001 and
         January 5, 2001 (audited).............................................3

     Condensed Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended October 5, 2001and September 29, 2000.....4

     Condensed Consolidated Statements of Cash Flows for the
         thirty-nine weeks ended October 5, 2001 and September 29, 2000........5

     Notes to Condensed Consolidated Financial Statements --
         October 5, 2001....................................................6-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................10-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........19


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signature.....................................................................21

Exhibit Index.................................................................22





PART I.  FINANCIAL INFORMATION

                         SAUCONY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                  (Amounts in thousands, except per share data)

                                     ASSETS
                                                                                October 5,        January 5,
                                                                                   2001              2001
                                                                                   ----              ----
                                                                                (unaudited)        (audited)

Current assets:
   Cash and cash equivalents....................................................$  17,017        $    4,738
   Accounts receivable..........................................................   22,231            26,706
   Inventories..................................................................   27,457            38,404
   Prepaid expenses and other current assets....................................    3,011             3,683
                                                                                ---------        ----------
     Total current assets.......................................................   69,716            73,531
                                                                                ---------        ----------

Property, plant and equipment, net..............................................    7,403             7,581
                                                                                ---------        ----------
Other assets....................................................................    1,781             2,173
                                                                                ---------        ----------
Total assets....................................................................$  78,900        $   83,285
                                                                                =========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................................................$   2,307        $    2,596
   Current maturities of long-term debt.........................................       67               204
   Accounts payable.............................................................    3,598             6,654
   Accrued expenses and other current liabilities...............................    4,453             6,465
                                                                                ---------        ----------
     Total current liabilities..................................................   10,425            15,919
                                                                                ---------        ----------

Long-term obligations:
   Long-term debt...............................................................       36                34
   Deferred income taxes........................................................    2,032             2,140
   Other long-term obligations..................................................      200               187
                                                                                ---------        ----------
     Total long-term obligations................................................    2,268             2,361
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries..................................      469               385
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value, per share..................................    2,250             2,244
   Additional paid in capital...................................................   17,398            17,112
   Retained earnings............................................................   53,526            51,642
   Accumulated other comprehensive income.......................................   (1,537)             (792)
                                                                                ----------       -----------
                                                                                   71,637            70,206

Less:      Common stock held in treasury, at cost...............................   (5,417)           (5,285)
           Notes receivable.....................................................     (303)             (296)
           Unearned compensation................................................     (179)               (5)
                                                                                ----------       -----------
              Total stockholders' equity........................................   65,738            64,620
                                                                                ---------        ----------

Total liabilities and stockholders' equity......................................$  78,900        $   83,285
                                                                                =========        ==========


           The accompanying notes are an integral part of the condensed consolidated financial statements


                         SAUCONY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                     OCTOBER 5, 2001 AND SEPTEMBER 29, 2000

                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                      Thirteen        Thirteen      Thirty-Nine      Thirty-Nine
                                                        Weeks           Weeks          Weeks            Weeks
                                                        Ended           Ended          Ended            Ended
                                                      October 5,     September 29,   October 5,      September 29,
                                                        2001           2000            2001             2000
                                                        ----           ----            ----             ----

Net sales............................................$   31,488       $   45,269     $  110,672      $  136,096
Other revenue .......................................         1               65             68             138
                                                     ----------       ----------     ----------      -----------
Total revenue .......................................    31,489           45,334        110,740         136,234
                                                     ----------       ----------     ----------      ----------

Costs and expenses
   Cost of sales.....................................    21,181           27,929         74,813          84,497
   Selling expenses..................................     5,208            6,525         18,216          20,487
   General and administrative expenses...............     4,357            4,276         14,134          13,412
   Loss on disposition of cycling division...........        --               --             --           2,944
                                                     ----------       ----------     ----------      ----------
     Total costs and expenses........................    30,746           38,730        107,163         121,340
                                                     ----------       ----------     ----------      ----------

Operating income.....................................       743            6,604          3,577          14,894

Non-operating income (expense)
   Interest, net.....................................       (14)            (201)          (118)           (563)
   Foreign currency..................................        (8)              55            188               9
   Other.............................................       (16)              21            (34)             65
                                                     -----------      ----------     -----------     ----------

Income before income taxes and minority interest.....       705            6,479          3,613          14,405

Provision for income taxes...........................       301            2,659          1,628           5,971

Minority interest in income of consolidated
   subsidiaries......................................        42               40            101              73
                                                     ----------       ----------     ----------      ----------

Net income...........................................$      362       $    3,780     $    1,884      $    8,361
                                                     ==========       ==========     ==========      ==========

Per share amounts:
   Earnings per common share - basic.................$     0.06       $    0.61      $     0.31      $     1.34
                                                     ==========       =========      ==========      ==========
   Earnings per common share - diluted...............$     0.06       $    0.60      $     0.30      $     1.31
                                                     ==========       =========      ==========      ==========

Weighted average common shares and
   equivalents outstanding for diluted EPS...........     6,107            6,347          6,188           6,381
                                                     ==========       ==========     ==========      ==========

Cash dividends per share of common stock.............         0                0              0               0
                                                     ==========       ==========     ==========      ==========



           The accompanying notes are an integral part of the condensed consolidated financial statements





                         SAUCONY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 5, 2001 AND SEPTEMBER 29, 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (Unaudited)
                             (Amounts in thousands)
                                                                               October 5,     September 29,
                                                                                  2001             2000
                                                                                  ----             ----
Cash flows from operating activities:
    Net income.................................................................$  1,884         $   8,361
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................   1,456             1,455
     Provision for bad debts and discounts......................................   4,776             4,493
     Loss on sale of cycling division...........................................      --             2,944
     Deferred income tax expense (benefit)......................................    (689)               73
     Other......................................................................     142                80
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Marketable securities..................................................      93               (93)
         Accounts receivable....................................................    (402)          (17,313)
         Inventories............................................................  10,573            (3,808)
         Prepaid expenses and other current assets..............................     183               155
       Increase (decrease) in liabilities:
         Accounts payable.......................................................  (3,039)           (2,028)
         Accrued expenses.......................................................    (860)             (101)
                                                                                ---------        ----------
   Total adjustments............................................................  12,233           (14,143)
                                                                                --------         ----------

Net cash provided (used) by operating activities................................  14,117            (5,782)
                                                                                --------         ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................  (1,042)             (938)
   Change in deferred charges, deposits and other...............................      43                62
   Proceeds from the sale of cycling division...................................      --             1,350
                                                                                --------         ---------
Net cash provided (used) by investing activities................................    (999)              474
                                                                                ---------        ---------

Cash flows from financing activities:
   Net short-term borrowings....................................................    (159)            5,912
   Repayment of long-term debt and capital lease obligations....................    (212)             (282)
   Common stock repurchased.....................................................    (133)           (2,213)
   Issuances of common stock, including options.................................      84                38
                                                                                --------         ---------
Net cash provided (used) by financing activities................................    (420)            3,455
Effect of exchange rate changes on cash and cash equivalents....................    (419)              270
                                                                                ---------        ---------
Net increase (decrease) in cash and cash equivalents............................  12,279            (1,583)
Cash and equivalents at beginning of period.....................................   4,738             3,515
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$ 17,017         $   1,932
                                                                                ========         =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes, net of refunds...............................................$    854         $   5,233
                                                                                ========         =========
     Interest...................................................................$    172         $     543
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$    102                --
                                                                                ========         =========

          The accompanying notes are an integral part of the condensed consolidated financial statements






                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 5, 2001

                                   (Unaudited)
                      (In thousands, except per share data)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the fiscal year ended January 5, 2001. Operating results for the thirty-nine weeks ended October 5, 2001, are not necessarily indicative of the results for the entire year. Certain reclassifications have been made in the September 29, 2000 presentation to conform to the October 5, 2001 presentation.


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


NOTE 3 - INVENTORIES

Inventories at October 5, 2001 and January 5, 2001 consisted of the following:

                                              October 5,          January 5,
                                                 2001                2001
                                                 ----                ----

 Finished goods..............................$    24,376        $    31,529
 Work in progress............................        604                827
 Raw materials...............................      2,477              6,048
                                             -----------        -----------
                                             $    27,457        $    38,404
                                             ===========        ===========







NOTE 4 - EARNINGS PER SHARE

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                           October 5, 2001              September 29, 2000
                                                     ---------------------------    --------------------------
                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted

Consolidated income

Net income available for common
   shares and assumed conversions....................$      362      $     362      $    3,780     $    3,780
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   and equivalents outstanding:......................     6,083          6,083           6,204          6,204

   Effect of dilutive securities:
     Employee stock options..........................         0             24               0            143
                                                     ----------      ---------      ----------     ----------
                                                          6,083          6,107           6,204          6,347
                                                     ==========      =========      ==========     ==========
Earnings per share:
   Net income........................................$     0.06      $    0.06      $    0.61      $     0.60
                                                     ==========      =========      =========      ==========



                                                       Thirty-Nine Weeks Ended        Thirty-Nine Weeks Ended
                                                           October 5, 2001              September 29, 2000
                                                     ---------------------------    --------------------------
                                                       Earnings       Earnings       Earnings        Earnings
                                                          per            per            per             per
                                                        Common         Common         Common          Common
                                                        Share -        Share -        Share -         Share -
                                                         Basic         Diluted         Basic          Diluted
Consolidated income

Net income available for common
   shares and assumed conversions....................$    1,884      $   1,884      $    8,361     $    8,361
                                                     ==========      =========      ==========     ==========

Weighted-average common shares
   and equivalents outstanding:......................     6,079          6,079           6,221          6,221

   Effect of dilutive securities:
     Employee stock options..........................         0            109               0            160
                                                     ----------      ---------      ----------     ----------
                                                          6,079          6,188           6,221          6,381
                                                     ==========      =========      ==========     ==========
Earnings per share:
   Net income........................................$     0.31      $    0.30      $    1.34      $     1.31
                                                     ==========      =========      =========      ==========


Options to purchase 724,000 and 369,000 shares of common stock, outstanding at October 5, 2001 and September 29, 2000, respectively, were not included in the computations of diluted EPS, for the respective periods, since the options were anti-dilutive.







NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                      Thirteen         Thirteen        Thirty-Nine     Thirty-Nine
                                                        Weeks            Weeks            Weeks           Weeks
                                                        Ended            Ended            Ended           Ended
                                                      October 5,      September 29,     October 5,     September 29,
                                                         2001             2000            2001            2000
                                                        -----            -----            ----            ----

Net income...........................................$    362          $ 3,780         $  1,884         $ 8,361

Other comprehensive income:

  Foreign currency translation adjustment, net
    of tax benefit of $66, $78, $291 and $156........    (141)             (95)            (517)           (215)

  Cash flow hedges
    Cumulative effect of change in accounting
      principle, net of tax provision of $5..........      --               --               10              --

    Reclassification adjustments, net of
      tax provision (benefit) of $9 and $(4).........      16               --               (7)             --

    Net income during period, net of tax
      provision (benefit) of $(4) and $20............      (6)              --               38              --
                                                     ---------         -------         --------         -------

Total other comprehensive income, net of tax.........    (131)             (95)            (476)           (215)
                                                     ---------         --------        ---------        --------

Comprehensive income.................................$    231          $ 3,685         $  1,408         $ 8,146
                                                     ========          =======         ========         =======


NOTE 6 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and thirty-nine weeks ended October 5, 2001 and September 29, 2000, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 5, 2001.


                                                 Thirteen          Thirteen        Thirty-Nine       Thirty-Nine
                                                   Weeks             Weeks            Weeks             Weeks
                                                   Ended             Ended            Ended             Ended
                                                October 5,       September 29,     October 5,       September 29,
                                                   2001              2000             2001              2000
                                                   ----              ----             ----              ----
Revenues:
     Saucony.....................................$  24,563       $   39,899         $  94,448        $ 120,927
     Other Products..............................    6,926            5,435            16,292           15,307
                                                 ---------       ----------         ---------        ---------
         Total revenue...........................$  31,489       $   45,334         $ 110,740        $ 136,234
                                                 =========       ==========         =========        =========

Income (loss) before income taxes and minority interest:
     Saucony.....................................$     295       $    5,856         $   3,482        $  17,997
     Other Products..............................      410              623               131           (3,592)
                                                 ---------       ----------         ---------        ----------
         Total...................................$     705       $    6,479         $   3,613        $  14,405
                                                 =========       ==========         =========        =========


NOTE 7 - SUBSEQUENT EVENT

On November 9, 2001, the Company announced that it will cease Saucony footwear manufacturing operations at its Bangor, Maine facility in December 2001. In conjunction with the facility closing, the Company expects to incur a non-recurring charge of approximately $900 to $1,100, after tax, or $0.15 - $0.18 per share, in the fourth quarter of 2001. The charge is primarily for employee severance and related cost as well as for the write-down of equipment used in the manufacturing process. The non-recurring charge will affect the Saucony segment.



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

      Highlights
                                                                    Thirteen Weeks and Thirty-Nine Weeks Ended
                                                                  October 5, 2001 Compared to Thirteen Weeks and
                                                                    Thirty-Nine Weeks Ended September 29, 2000

                                                                                Increase (Decrease)
                                                                    Thirteen Weeks                Thirty-Nine Weeks

         Net sales............................................ ($13,781)       (30.4%)       ($25,424)       (18.7%)
         Gross profit.........................................   (7,033)       (40.6%)        (15,740)       (30.5%)
         Selling, general and administrative expenses.........   (1,236)       (11.4%)         (1,549)        (4.6%)


                                                                                     $ Change
                                                                     Thirteen Weeks                Thirty-Nine Weeks

         Operating income.........................................       ($5,861)                    ($11,317)
         Income before income taxes...............................        (5,774)                     (10,792)
         Net income...............................................        (3,418)                      (6,477)


                                                                               Percent of Net Sales
                                                                      Thirteen Weeks             Thirty-Nine Weeks
                                                                     2001         2000            2001      2000
                                                                     ----         ----            ----      ----

         Gross profit.........................................       32.7%        38.3%           32.4%     37.9%
         Selling, general and administrative expenses.........       30.4         23.9            29.2      24.9
         Operating income.....................................        2.4         14.6             3.2      10.9
         Income before income taxes...........................        2.2         14.3             3.3      10.6
         Net income...........................................        1.1          8.4             1.7       6.1

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and thirty-nine weeks ended October 5, 2001 and September 29, 2000:

                                                               Thirteen Weeks Ended
                                              October 5,  2001                       September 29, 2000
                                        --------------------------               -------------------------

         Saucony........................$    24,560         78.0%                $  39,824         88.0%
         Other Products.................      6,928         22.0%                    5,445         12.0%
                                        -----------     ---------                ---------       -------
         Total..........................$    31,488        100.0%                $  45,269        100.0%
                                        ===========     =========                =========       =======


                                                              Thirty-Nine Weeks Ended
                                              October 5,  2001                       September 29, 2000
                                        --------------------------               -------------------------

         Saucony........................$    94,383         85.3%                $ 120,761         88.7%
         Other Products.................     16,289         14.7%                   15,335         11.3%
                                        -----------     ---------                ---------       -------
         Total..........................$   110,672        100.0%                $ 136,096        100.0%
                                        ===========     =========                =========       =======





Thirteen Weeks Ended October 5, 2001 Compared to Thirteen Weeks Ended September 29, 2000


Consolidated Net Sales

Net sales decreased $13,781, or 30%, to $31,488 in the thirteen weeks ended October 5, 2001 from $45,269 in the thirteen weeks ended September 29, 2000. The impact of exchange rate fluctuation on consolidated net sales was minimal in the thirteen weeks ended October 5, 2001.

On a geographic basis, domestic sales decreased $14,530, or 37%, to $24,424 in the thirteen weeks ended October 5, 2001 from $38,954 in the thirteen weeks ended September 29, 2000. International sales increased $749, or 12%, to $7,064 in the thirteen weeks ended October 5, 2001 from $6,315 in the thirteen weeks ended September 29, 2000. At constant exchange rates, the international sales increase in the thirteen weeks ended October 5, 2001 would have represented a 15% increase over the thirteen weeks ended September 29, 2000.

Saucony Segment

Worldwide net sales of Saucony branded footwear and apparel decreased $15,264, or 38%, to $24,560 in the thirteen weeks ended October 5, 2001 from $39,824 in the thirteen weeks ended September 29, 2000, due primarily to a 47% decrease in domestic footwear unit volume, partially offset by higher domestic wholesale per pair average selling prices reflecting a greater proportion of technical footwear in the overall product mix in the thirteen weeks ended October 5, 2001.

Domestic net sales decreased $15,637, or 46%, to $18,237 in the thirteen weeks ended October 5, 2001 from $33,874 in the thirteen weeks ended October 5, 2001, due primarily to a 47% decrease in footwear unit volumes, partially offset by higher average wholesale per pair selling prices reflecting a greater proportion of technical footwear in the overall product mix in the thirteen weeks ended October 5, 2001. The footwear unit volume decrease in the thirteen weeks ended October 5, 2001 was primarily due to a 75% decrease in Original footwear unit volumes and, to a lesser extent, a 15% decrease in technical footwear unit volumes. The decrease in technical footwear unit volumes was due primarily to a 30% decrease in inline first quality footwear unit volumes and a 24% decrease in closeout footwear unit volumes, partially offset by a 67% increase in special make-up footwear. The average wholesale per pair selling prices for domestic footwear increased due to a change in the product mix to decreased Original footwear unit volumes, in the thirteen weeks ended October 5, 2001, which are sold at lower average wholesale per pair selling prices than technical footwear. Wholesale per pair average selling prices declined for both technical and Original footwear, due to a change in the product mix to lower priced products within each category. Sales of closeout footwear accounted for approximately 11% of domestic Saucony net sales in the thirteen weeks ended October 5, 2001 compared to 5% in the thirteen weeks ended September 29, 2000. The Originals footwear accounted for 25% of domestic footwear unit volume in the thirteen weeks ended October 5, 2001 versus 53% in the thirteen weeks ended September 29, 2000. The unit volume decrease in Originals footwear was primarily due to the lack of new product introductions targeted to our core Originals customer base and a shift in consumer preferences.

International net sales increased $373, or 6%, to $6,323 in the thirteen weeks ended October 5, 2001 from $5,950 in the thirteen weeks ended September 29, 2000, due primarily to a 23% increase in footwear unit volumes, partially offset by lower average wholesale per pair selling prices and the negative impact of the stronger U.S. dollar against European and Canadian currencies. The footwear average wholesale per pair selling price decreased primarily due to the significant increase in our international distributor Original footwear unit volume sold to our Japanese distributor, which are sold at lower wholesale per pair average selling prices than technical footwear. The footwear unit volume increase in the thirteen weeks ended October 5, 2001, versus thirteen weeks ended September 29, 2000, was due primarily to a 23% increase in our international distributor footwear unit volume shipments and a 23% increase in footwear unit volume shipments at our international subsidiaries.

Other Products Segment

Worldwide sales of Other Products increased $1,483, or 27%, to $6,928 in the thirteen weeks ended October 5, 2001 from $5,445 in the thirteen weeks ended September 29, 2000, due primarily to a 44% increase in sales at our factory outlet stores, sales generated by our Hyde Authentics footwear line which was introduced in November 2000 and increased Hind apparel unit volume. The sales increase at our factory outlet stores was due primarily to the net addition of three factory outlet stores in 2001.

Domestic net sales of Other Products increased $1,107, or 22%, to $6,187 in the thirteen weeks ended October 5, 2001 from $5,080 in the thirteen weeks ended September 29, 2000, due primarily to increased sales at our factory outlet division stores, due to the net addition of three factory outlet stores and sales generated by our Hyde Authentics footwear line.

International net sales of Other Products increased $376, or 103%, to $741 in the thirteen weeks ended October 5, 2001 from $365 in the thirteen weeks ended September 29, 2000, due primarily to increased Hind apparel unit volume.

Costs and Expenses

Our gross margin in the thirteen weeks ended October 5, 2001 decreased 5.6% to 32.7% from 38.3% in the thirteen weeks ended September 29, 2000, due primarily to a change in the domestic Saucony product mix to lower levels of first quality, full margin footwear. Other factors contributing to the decreased margin in the thirteen weeks ended October 5, 2001 were increased sales of special makeup and closeout footwear, which carry lower margins, manufacturing inefficiencies, increased inventory reserves, domestic pricing pressures and, to a lesser extent, the negative impact of the stronger U.S. dollar on our European margins and changes in the geographic mix of sales.

Selling, general and administrative expenses as a percentage of net sales increased 6.5% to 30.4% in the thirteen weeks ended October 5, 2001 from 23.9% in 2000. In absolute dollars, selling, general and administrative expenses decreased $1,236, or 11%, to $9,565 in the thirteen weeks ended October 5, 2001 from $10,801 in the thirteen weeks ended September 29, 2000. This decreased spending in the thirteen weeks ended October 5, 2001 was due primarily to decreased print and television media, reduced variable selling expenses and decreased payroll, offset somewhat by increased operating expenses associated with the factory outlet expansion.

Net interest expense decreased $187, to $14, in the thirteen weeks ended October 5, 2001 from $201 in the thirteen weeks ended September 29, 2000, due primarily to lower borrowings on our domestic credit facility and, to a lesser extent, lower interest rates and increased interest income.




Income Before Tax and Minority Interest
                                          Thirteen Weeks Ended
                                          --------------------
                                  October 5,               September 29,
                                     2001                      2000
                                     ----                      ----
         Segment
           Saucony................$     295                  $  5,856
           Other Products.........      410                       623
                                  ---------                  --------
           Total..................$     705                  $  6,479
                                  =========                  ========

Income before tax decreased $5,774 in the thirteen weeks ended October 5, 2001 to $705 compared to $6,479 in the thirteen weeks ended September 29, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment due to lower sales, lower gross margins and proportionately higher operating expenses, partially offset by improved profitability in our Saucony international business. Our Other Products segment income before tax decreased in the thirteen weeks ended October 5, 2001 due primarily to increased operating costs associated with the factory outlet expansion.

Income Taxes

The provision for income taxes decreased to $301 in the thirteen weeks ended October 5, 2001 from $2,659 in the thirteen weeks ended September 29, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment. The effective tax rate increased 1.7% to 42.7% in the thirteen weeks ended October 5, 2001 from 41.0% in the thirteen weeks ended September 29, 2000 due primarily to a shift in the composition of domestic and foreign pre-tax earnings.

Net Income

Net income for the thirteen weeks ended October 5, 2001 decreased to $362, or $0.06 per diluted share, compared to $3,780, or $0.60 per diluted share, in the thirteen weeks ended September 29, 2000.

Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,107 and 6,347, respectively, in the thirteen weeks ended October 5, 2001 and September 29, 2000.


Thirty-Nine weeks ended October 5, 2001 Compared to Thirty-Nine Weeks Ended September 29, 2000

Consolidated Net Sales

Net sales decreased $25,424, or 19%, to $110,672 in the thirty-nine weeks ended October 5, 2001 from $136,096 in the thirty-nine weeks ended September 29, 2000. At constant exchange rates, the net sales decrease in the thirty-nine weeks ended October 5, 2001 would have been 18% lower than in the thirty-nine weeks ended September 29, 2000. Excluding sales of our former cycling division in the thirty-nine weeks ended September 29, 2000, net sales in the thirty-nine weeks ended October 5, 2001 would have been 17% lower than in the thirty-nine weeks ended September 29, 2000.

On a geographic basis, domestic sales decreased $29,005, or 24%, to $89,664 in the thirty-nine weeks ended October 5, 2001 from $118,669 in the thirty-nine weeks ended September 29, 2000. International sales increased $3,581, or 21%, to $21,008 in the thirty-nine weeks ended October 5, 2001 from $17,427 in the thirty-nine weeks ended September 29, 2000. At constant exchange rates, the international sales increase in the thirty-nine weeks ended October 5, 2001 would have represented a 25% increase over the thirty-nine weeks ended September 29, 2000.

Saucony Segment

Worldwide net sales of Saucony branded footwear and apparel decreased $26,378, or 22%, to $94,383 in the thirty-nine weeks ended October 5, 2001 from $120,761 in the thirty-nine weeks ended September 29, 2000, due primarily to an 27% decrease in domestic footwear unit volume and lower domestic wholesale per pair average selling prices.

Domestic net sales decreased $29,985, or 29%, to $74,888 in the thirty-nine weeks ended October 5, 2001 from $104,873 in the thirty-nine weeks ended September 29, 2000, due primarily to a 27% decrease in footwear unit volumes and lower average wholesale per pair selling prices. The footwear unit volume decrease in the thirty-nine weeks ended October 5, 2001 was primarily due to a 60% decrease in Original footwear unit volumes, partially offset by a 17% increase in technical footwear unit volumes. The increase in technical footwear unit volumes was due primarily to a 47% increase in closeout footwear unit volumes and a 67% increase in special makeup footwear unit volumes. The average wholesale per pair selling prices for domestic footwear decreased due to a change in the product mix to increased closeout and special makeup footwear unit volume and lower average wholesale per pair selling prices for technical footwear, due to a change in the product mix to lower priced products. Average wholesale per pair selling prices for Originals footwear were comparable to the selling prices in the thirty-nine weeks ended September 29, 2000. Sales of closeout footwear accounted for approximately 11% of domestic Saucony net sales in the thirty-nine weeks ended October 5, 2001 compared to 4% in the thirty-nine weeks ended September 29, 2000. The Originals footwear accounted for 31% of domestic footwear unit volume in the thirty-nine weeks ended October 5, 2001 versus 57% in the thirty-nine weeks ended September 29, 2000. The unit volume decrease in Originals footwear was primarily due to the lack of new product introductions targeted to our core Originals customer base and a shift in consumer preferences.

International net sales increased $3,607, or 23%, to $19,495 in the thirty-nine weeks ended October 5, 2001 from $15,888 in the thirty-nine weeks ended September 29, 2000, due primarily to a 42% increase in footwear unit volumes, partially offset by lower average wholesale per pair selling prices and the negative impact of the stronger U.S. dollar against European and Canadian currencies. The footwear average wholesale per pair selling price decreased primarily due to the significant increase in our international distributor Original footwear unit volume sold to our Japanese distributor, which are sold at lower wholesale per pair average selling prices than technical footwear. The footwear unit volume increase in the thirty-nine weeks ended October 5, 2001, versus the thirty-nine weeks ended September 29, 2000, was due primarily to a 76% increase in our international distributor footwear unit volume shipments and, to a lesser extent, a 38% increase in footwear unit volume shipments at our Canadian subsidiary.

Other Products Segment

Worldwide sales of Other Products increased $954, or 6%, to $16,289 in the thirty-nine weeks ended October 5, 2001 from $15,335 in the thirty-nine weeks ended September 29, 2000, due primarily to a 47% increase in sales at our factory outlet stores, a 13% increase in sales of our Hind brand apparel and sales generated by our Hyde Authentics footwear line, which was introduced in November 2000, partially offset by elimination of sales resulting from the cycling division divestiture in June 2000. The sales increase at our factory outlet stores was due primarily to the net addition of three factory outlet stores in 2001.

Domestic net sales of Other Products increased $980, or 7%, to $14,776 in the thirty-nine weeks ended October 5, 2001 from $13,796 in the thirty-nine weeks ended September 29, 2000 due primarily to increased sales at our factory outlet division stores, due to the net addition of three factory outlet stores, sales generated by our Hyde Authentics footwear line and 18% increase in Hind apparel unit volume, partially offset by elimination of sales resulting from the cycling division divestiture and lower average wholesale unit selling prices for our Hind apparel brand, which decreased 4% due to increased sales of closeout apparel.

International net sales of Other Products decreased $26, or 2%, to $1,513 in the thirty-nine weeks ended October 5, 2001 from $1,539 in the thirty-nine weeks ended September 29, 2000, due primarily to the elimination of sales resulting from the cycling division divestiture, partially offset by increased sales of our Hind apparel brand.

Net sales from the cycling division, which are included in our Other Product segment, represented approximately 2% of consolidated net sales for the thirty-nine weeks ended September 29, 2000.

Costs and Expenses

Our gross margin in the thirty-nine weeks ended October 5, 2001 decreased 5.5% to 32.4% from 37.9% in the thirty-nine weeks ended September 29, 2000, due primarily to our decision to reduce domestic Saucony footwear inventories, which resulted in increased sales of closeout footwear. Other factors contributing to the decreased margin in the thirty-nine weeks ended October 5, 2001 were a change in domestic Saucony product mix to lower levels of first quality, full margin footwear, increased sales of special make-up footwear, manufacturing inefficiencies, increased inventory reserves, domestic pricing pressures, and to a lesser extent, the negative impact of the stronger U.S. dollar on our European margins and changes in the geographic mix of sales.

Selling, general and administrative expenses as a percentage of net sales increased 4.3% to 29.2% in the thirty-nine weeks ended October 5, 2001 from 24.9% in 2000. In absolute dollars, selling, general and administrative expenses decreased $1,549, or 5%, to $32,350 in the thirty-nine weeks ended October 5, 2001 from $33,899 in the thirty-nine weeks ended September 29, 2000. This decreased spending in the thirty-nine weeks ended October 5, 2001 was due primarily to reduced operating expenses resulting from the cycling division divestiture and, to a lesser extent, decreased television media, account-specific advertising and promotion, variable selling expenses and, due to diminished financial performance, lower incentive compensation. These decreases were partially offset by increased provisions for doubtful accounts and increased operating expenses associated with the factory outlet expansion.

Net interest expense decreased $445, to $118 in the thirty-nine weeks ended October 5, 2001 from $563 in the thirteen weeks ended September 29, 2000 due primarily to lower borrowings on our domestic credit facility and, to a lesser extent, lower interest rates and increased interest income.





Income Before Tax and Minority Interest

                                           Thirty-Nine Weeks Ended
                                           -----------------------
                                    October 5,               September 29,
                                       2001                      2000
                                       ----                      ----
         Segment
           Saucony..................$   3,482                  $ 17,997
           Other Products...........      131                    (3,592)
                                    ---------                  ---------
           Total....................$   3,613                  $ 14,405
                                    =========                  ========

Income before tax decreased $10,792 in the thirty-nine weeks ended October 5, 2001 to $3,613 compared to $14,405 in the thirty-nine weeks ended September 29, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment due to lower sales, lower gross margins and proportionately higher operating expenses, partially offset by improved profitability in our Saucony international business. The improvement in our Other Products segment income before tax in the thirty-nine weeks ended October 5, 2001 was primarily due to the pre-tax loss of $2,944 recorded as a result of the divestiture of the cycling division in the thirty-nine weeks ended September 29, 2000 and, to a lesser extent, improved profitability in our Hind apparel brand.

Income Taxes

The provision for income taxes decreased to $1,628 in the thirty-nine weeks ended October 5, 2001 from $5,971 in the thirty-nine weeks ended September 29, 2000, due primarily to lower pre-tax income realized by the domestic Saucony segment. The effective tax rate increased 3.7% to 45.1% in the thirty-nine weeks ended October 5, 2001 from 41.4% in the thirty-nine weeks ended September 29, 2000, due primarily to a shift in the composition of domestic and foreign pre-tax earnings and increased deferred tax valuation allowances.

Net Income

Net income for the thirty-nine weeks ended October 5, 2001 decreased to $1,884, or $0.30 per diluted share, compared to $8,361, or $1.31 per diluted share, in the thirty-nine weeks ended September 29, 2000. The loss on the sale of the cycling division in the thirty-nine weeks ended September 29, 2000 reduced net income and diluted earnings per share by $1,727 and $0.27 per share, respectively.

Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,188 and 6,381, respectively, in the thirty-nine weeks ended October 5, 2001 and September 29, 2000.

Liquidity and Capital Resources

As of October 5, 2001, our cash and cash equivalents totaled, $17,017, an increase of $12,279 from January 5, 2001. The increase in cash, for the thirty-nine weeks ended October 5, 2001, was due primarily to cash provided by operations of $14,117 and, to a lesser extent, the receipt of $84 from issuances of shares of our common stock. The increase was partially offset by cash outlays of $1,042 for capital assets, the repayment of long-term debt of $212, the repayment of short-term borrowings of $159 and the repurchase of shares of our common stock of $133.

Our accounts receivable decreased $4,374, net of the provision for bad debts and discounts, in the thirty-nine weeks ended October 5, 2001, due to a shift in the sales mix to products and programs with shorter payment terms. Our days sales outstanding for accounts receivable decreased to 55 days in the thirty-nine weeks ended October 5, 2001 from 73 days in the thirty-nine weeks ended September 29, 2000, due primarily to the shift in the sales mix. The provision for bad debts and discounts increased to $4,776 in the thirty-nine weeks ended October 5, 2001 from $4,493 in the thirty-nine weeks ended September 29, 2000 due to an increase in the provision for doubtful accounts. Inventories decreased $10,573 in the thirty-nine weeks ended October 5, 2001 due primarily to our decision to reduce domestic Saucony footwear inventories, which had increased in the fourth quarter of fiscal 2000. Our inventory turns ratio decreased to 3.0 turns for the thirty-nine weeks ended October 5, 2001 from 3.2 turns in the thirty-nine weeks ended September 29, 2000, due primarily to higher inventory levels at the commencement of 2001. The number of day's sales in inventory decreased to 100 days in the thirty-nine weeks ended October 5, 2001 from 116 days in the thirty-nine weeks ended September 29, 2000 due to lower inventories at October 5, 2001.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in the thirty-nine weeks ended October 5, 2001 included a decrease of $3,039 in accounts payable (due primarily to lower inventory levels), a decrease of $860 in accrued expenses (due primarily to the payment of fiscal 2000 incentive compensation and lower operating expense accruals) and a decrease in prepaid expenses of $183 (due to the timing of income tax payments).

During the thirty-nine weeks ended October 5, 2001, we repurchased approximately 19,000 shares of our common stock for a total expenditure of $133. Since the approval of the stock buyback program by the Board of Directors in May 1998, we have repurchased a total of 467,000 shares of our common stock for a total expenditure of $4,364. Our primary lender extended the term for repurchases of additional shares of our common stock, granted under a prior amendment to the credit facility, through July 31, 2001. On October 19, 2001, our primary lender extended the termination date of our revolving credit agreement until December 1, 2001. We expect to have a credit facility in place prior to December 1, 2001 under terms and conditions similar to the current facility.

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


SUBSEQUENT EVENT

On November 9, 2001, the Company announced that it will cease Saucony footwear manufacturing operations at its Bangor, Maine facility in December 2001. In conjunction with the facility closing, the Company expects to incur a non-recurring charge of approximately $900 to $1,100, after tax, or $0.15 - $0.18 per share, in the fourth quarter of 2001. The charge is primarily for employee severance and related cost as well as for the write-down of equipment used in the manufacturing process. The non-recurring charge will affect the Saucony segment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

b.            Reports on Form 8-K

              The Company did not file any Current Reports on Form 8-K during the quarter ended October 5, 2001.






                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Saucony, Inc.


Date:   November 19, 2001                By: /s/  Michael Umana
                                         -------------------------------------
                                         Michael Umana
                                         Senior Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer)






                                  EXHIBIT INDEX




Exhibit No.                   Description


   10.1 Letter Amendment dated September 24, 2001 to the Revolving Credit Agreement dated August 31, 1998 between State Street Bank and Trust Company and the registrant.

   10.2 Letter Amendment dated October 19, 2001 to the Revolving Credit Agreement dated August 31, 1998 between State Street Bank and Trust Company and the registrant.

    99.1      Certain Factors That May Affect Future Results