Form 10-K
period 2002-01-04
SAUCONY INC
filed 2002-04-03
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 For the fiscal year ended January 4, 2002
                        Commission file number: 000-05083

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of the registrant, as of March 14, 2002, was approximately $27,645,000 (based on the closing sale prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market). Shares of Class A Common Stock and Class B Common Stock held by each executive officer and director of the registrant and by each entity known to the registrant to beneficially own 10% or more of the outstanding shares of either the Class A Common Stock or the Class B Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 14, 2002 was 2,566,747 and 3,520,829, respectively.

Portions of the registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on May 23, 2002 (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after January 4, 2002, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.


PART I


ITEM 1 - BUSINESS

Overview

We design and market performance-oriented athletic footwear, athletic apparel and casual leather footwear. Our principal products are:

o technical running, walking and outdoor trail shoes, which we sell under the Saucony brand name;

o technical running shoe models from the early 1980's, which we reintroduced in 1998, as Saucony "Originals", our classic footwear line;

o        athletic apparel, which we sell under the Hind brand name;

o shoes for coaches and officials and casual leather walking and workplace footwear, which we sell under the Spot-bilt brand name.


Our products are sold in the United States at more than 5,500 retail locations and at our 11 factory outlet stores and outside the United States in 29 countries through 20 distributors located throughout the world. For the fiscal year ended January 4, 2002, we generated total sales of $132.3 million.

On November 9, 2001, we announced the cessation of manufacturing operations at our Bangor, Maine facility. Footwear production concluded in mid-January 2002. During the fourth quarter of fiscal 2001, we determined to close an underperforming retail store and relocated our Asian sourcing and quality control function to China, resulting in the closure of our Taiwan office. As a result of these actions, we incurred non-recurring charges of $2.1 million, $1.3 million after-tax, or $0.21 per share after-tax, in the fourth quarter of fiscal 2001. Additionally, we are phasing out our Hyde Authentics footwear line during the first half of fiscal 2002.

Saucony(R), Spot-bilt(R), GRID(R), Hyde(R), and Hind(R) are our registered trademarks. This annual report on Form 10-K also includes other service marks, trademarks and trade names of ours and of companies other than us.


Segments

Our business is organized into two operating segments. The Saucony segment consists of Saucony(R) technical and Originals footwear, and Saucony apparel. The Other Products segment consists of Hind(R) athletic apparel, Hyde(R) Authentics footwear and Spot-bilt(R) shoes for coaches and officials and casual leather walking and workplace footwear, together with sales of our products at our 11 factory outlet stores.

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the periods and geographic areas indicated.




                                                              Net Sales
                                                        (dollars in thousands)

                                   Fiscal 2001                 Fiscal 2000 (1)             Fiscal 1999 (1)
                            ----------------------         ---------------------        --------------------
                                 $           %                  $           %                $           %
                                 -           -                  -           -                -           -
  Saucony
      Domestic..............$   86,414        65%          $  126,758        75%        $  116,246       75%
      International.........    23,878        18%              19,710        12%            16,814       11%
                            ----------    -------          ----------    -------        ----------   -------
      Total.................$  110,292        83%          $  146,468        87%        $  133,060       86%
                            ----------    -------          ----------    -------        ----------   -------

   Other Products
      Domestic..............$   20,070        15%          $   19,035        12%        $   20,148       13%
      International.........     1,899         2%               2,294         1%             2,250        1%
                            ----------    -------          ----------    -------        ----------   -------
      Total.................$   21,969        17%          $   21,329        13%        $   22,398       14%
                            ----------    -------          ----------    -------        ----------   -------

   Total....................$  132,261       100%          $  167,797       100%        $  155,458      100%
                            ==========    =======          ==========       ====        ==========   =======

-----------------

(1) See Note 1 to our Consolidated Financial Statements regarding the adoption of EITF 00-10.


For  further  financial  information   concerning  our  operating  segments  and
geographic areas, please see Notes 15 and 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.


Products

Footwear

Technical Footwear. We sell performance running, walking and outdoor trail shoes for athletes under the Saucony brand name, which has been marketed in the United States for over 30 years. A substantial majority of sales are in the running shoe category. We have several different products within each Saucony brand category. These products have different designs and features, resulting in different cushioning, stability, support characteristics and prices.

We design and market separate lines for men and women within most technical footwear categories. In keeping with our emphasis on performance, we market and sell our technical footwear to athletes who have a high participation rate in their sport of choice. We address this market through our "Loyal to the Sport" advertising campaign. We believe that these consumers are more brand loyal than those who buy athletic footwear for casual use. The suggested domestic retail prices for most of our technical footwear products are in the range of $50 to $90 per pair, with our top-of-the-line running shoes having suggested domestic retail prices of up to $130 per pair. During fiscal 2001 we introduced several new shoes targeted at the mid-priced footwear segment, which is the largest segment of the running shoe market, with retail prices ranging from $60 to $80 per pair.

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

During fiscal 2001, we began to incorporate our newest proprietary footwear technology, Custom Ride Management, into our core technical footwear products. Custom Ride Management technology allows us to tailor shoes to the individual characteristics of a runner, including height, weight, foot size and gait cycles. By doing so, it allows athletes to select a level of cushioning or stability based on their need or preference. We have incorporated Custom Ride Management into one running model, scheduled for shipment in the first quarter of fiscal 2002 and plan to extend this technology to an additional running model scheduled for shipment in the second quarter of fiscal 2002 and a walking model in fiscal 2003.

We design our Saucony technical cross training, women's walking and outdoor technical trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony technical running shoes. During fiscal 2001, our most popular non-running technical athletic shoe was a woman's performance walking shoe.

Technical footwear accounted for approximately 61%, 51% and 48% of our fiscal 2001, fiscal 2000 and fiscal 1999 consolidated net sales, respectively.

Originals Footwear. In 1998, we reintroduced a number of our technical running shoe models from the early 1980's under the name "Originals." These shoes are designed to appeal to younger consumers who do not generally wear them for athletic purposes. We believe our Originals shoes have benefited from the trend toward "retro" products in footwear and apparel. We offer these shoes in a variety of styles with over 100 combinations of colors and materials. The suggested retail prices for our Originals are in the range of $40 to $60 per pair.

Our initial Originals offering consisted of two models, the "Jazz Originals" and the "Shadow Originals." In light of the success of these products, we expanded the Originals product line to include color and material variations on our initial Originals and have introduced children's models. During fiscal 2001, we introduced additional Originals products, including contemporary-styled reintroductions of our technical running shoe models from the early 1980's and lifestyle footwear designed for the 12 to 25 year old footwear consumer.

Originals accounted for approximately 21%, 35% and 37% of our fiscal 2001, fiscal 2000 and fiscal 1999 consolidated net sales, respectively.

Spot-bilt

We sell shoes for coaches and officials and casual leather walking and workplace footwear under the Spot-bilt brand name through the same distribution channels as our Saucony brand shoes.

Athletic Apparel

Hind

We sell a full line of technical apparel under the Hind brand name for use in a variety of sports, including bicycling, swimming and running. We believe that our Hind products have a reputation among athletes for delivering comfort and performance. Most of our Hind products incorporate our moisture management technology, which transfers moisture away from the wearer's skin to enhance comfort. We frequently add innovations to our Hind product offerings in an effort to incorporate the latest fabric technology.

Saucony

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

In fiscal 2001 we spent approximately $1.14 million on our product development programs, compared to approximately $1.08 million in fiscal 2000 and $1.68 million in fiscal 1999. Most of our research and development expenditures relate to Saucony brand footwear products.


Sales and Marketing

Saucony

We sell our Saucony footwear products at more than 5,500 retail outlets in the United States, primarily higher-end, full-margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. Retail outlets include Foot Locker, Lady Foot Locker, Road Runner Sports, The Shoe Show, Hibbett Sporting Goods, FootStar and The Finish Line.

We maintain a corporate sales group that is directly responsible for the sales activity in our largest 43 accounts. We also sell our footwear and apparel to retail outlets in the United States through 12 independent manufacturers' agents, whose organizations employ approximately 42 sales representatives. We coordinate the efforts of these representatives through our field sales management group. Our web site (saucony.com) receives thousands of "hits" weekly from consumers looking for new product information and race and event data, as well as general Saucony information.

We sell our Saucony products outside the United States in 29 countries through 20 distributors located throughout the world, through our Canadian subsidiary, in which we hold an 85% ownership interest, and through our wholly owned subsidiaries located in the Netherlands and the United Kingdom.

We strive to enhance our reputation and image in the marketplace and increase recognition of the Saucony brand name by advertising our products through print media and television advertising. For our technical footwear, we advertise primarily in magazines such as "Runner's World," "Men's Health," "Outside", "Shape" and "Cooking Light." We also sponsor sporting events and telecasts to increase brand awareness and the image of our technical footwear to athletes. Examples include "Saucony Running and Racing" seen monthly on ESPN and sponsorship of the Los Angeles Marathon. To build in-store presence, we use account-specific and in-store promotions, such as athlete appearances, special events and discounts for store employee purchases of our products. For our Originals line, we generally advertise in "lifestyle" magazines that target 12 to 25 year olds, such as "ESPN," "Maxim," "Jane", "Teen People" and "Vibe."

Most of our advertising and promotional programs for our Saucony brand are directed toward the ultimate consumer. We also promote the Saucony brand to the retail trade through attendance at trade shows and similar events. We employ a cooperative advertising program, which is intended to maximize advertising resources by having our retailers share in the cost of promoting our Saucony brand in print advertising, while affording our retailers the opportunity to promote their stores.

Other Products

We sell our Hind products domestically and internationally at independent sporting goods stores and specialty sporting equipment stores through 8 independent manufacturers' agents, whose organizations employ approximately 35 sales representatives. We market our Spot-bilt line through our Saucony brand distribution channels and directly to customers through our website at Spotbilt.com.

Factory Stores

We currently operate 11 factory outlet stores at which we sell our Saucony, Hind and Spot-bilt products. To avoid competing against full-margin retail outlets for these products, we generally limit the items offered at these stores to products with cosmetic defects, discontinued merchandise and certain slow-moving products. As part of our growth strategy, we plan to open clusters of factory stores in selected regions where we believe the Saucony brand is underdeveloped. We believe that this approach will strengthen Saucony brand name recognition. During fiscal 2001, we opened two new factory outlet stores. In January 2002, we closed one underperforming store.

Suppliers

Prior to December 2001, we assembled a majority of our domestically sold Saucony technical footwear at our Bangor, Maine manufacturing facility, largely with components sourced from independent manufacturers located overseas. As a result of our decision to cease footwear production in Maine, independent overseas manufacturers produce all of our Saucony products, including our Originals products, and our Spot-bilt products.

The overseas footwear manufacturers that supply products to us are located in Asia, principally in China. We select footwear manufacturers in large part on the basis of our prior experience with the manufacturer and the availability of production capacity. We have developed long-term relationships with key footwear manufacturers that we believe have yielded many benefits, including quality control, favorable costs, flexible working arrangements and predictable production capacity. Although to date we have not experienced difficulty in obtaining manufacturing services, we seek to develop additional overseas manufacturing sources from time to time, both to increase our sourcing capacity and to obtain alternative sources of supply.

We perform an array of quality control procedures at various stages of the production process, from testing of product prototypes prior to manufacture, to inspection of finished goods prior to shipment. Our quality control program is designed to ensure that finished goods meet our established design specifications and high quality standards. During fiscal 2001, we closed our Taiwan office and relocated our sourcing and quality control function to China. We employ approximately 22 Saucony footwear quality control personnel in China. Our personnel in China regularly visit our footwear manufacturers throughout Asia to monitor, oversee and improve the quality control and production processes.

We contract with third parties for the manufacture of our Hind apparel, most of which is manufactured in the United States of domestically sourced fabrics.

Raw materials required for the manufacture of our products, including leather, rubber, nylon and other fabrics, are generally available in the country in which our products are manufactured. We and our suppliers have not experienced difficulty in satisfying raw material needs to date.

The number of our foreign suppliers and the percentage of products sourced by us from particular foreign suppliers varies from time to time. During fiscal 2001, we purchased footwear products from approximately six overseas suppliers. One such supplier, located in China, accounted for approximately 39% of our total overseas footwear purchases by dollar volume.

In December 2001, we entered into Manufacturing and Supply Agreements with four of our overseas footwear suppliers. The agreements which expire one year from their effective dates and are renewable annually, create a performance management process and provide for financial penalties should the footwear suppliers fail to attain the requirements contained in the agreements.

Although we compete with other athletic shoe and apparel companies, including companies that are much larger than us, for access to production facilities, we believe that our relationships with our footwear and other suppliers are strong. We also believe that we have the ability to develop, over time, alternative sources in various countries for footwear and other products that we source from our current suppliers. However, in the event of a supply interruption, our operations could be materially and adversely affected if a substantial delay occurred in locating and securing alternative sources of supply.

Distribution and Inventory

We distribute our products from our owned warehouses in Massachusetts and leased warehouses in Canada and The Netherlands, as well as through third-party operated warehouse facilities located in California and the United Kingdom.

To accommodate our domestic customers' requirements and plan for our own product needs, we employ a "futures" order program for most of our products under which we take orders in advance of the selling season for a particular product and commit to ship the product to the customer in time for the selling season. We offer our customers price discounts and extended payment terms as an incentive for using this ordering program. Our futures order program is similar to programs offered by other athletic footwear companies.

We also maintain an open-stock inventory of our technical and Hind apparel products, but not our Originals products, so that we can satisfy retailers' orders on an "at-once" basis. We sell our Originals line of footwear only on a "futures" basis, with no planned inventory position, because we believe that demand for products from our Originals line is more closely tied to style and fashion trends than demand for our other products. By maintaining no planned inventory of our Originals line, we seek to minimize the risk of inventory obsolescence that can result from unanticipated changes in consumer preferences. We are, however, subject to inventory risk for our Originals products in the event of significant order cancellations.

Backlog

The athletic and casual footwear and athletic apparel industries in which we compete are subject to seasonal sales fluctuations. Sales of our Saucony and other footwear brands are generally highest in the first and third quarters, while sales of our Hind athletic apparel are highest in the third and fourth quarters. Because products sold on an "at once" basis are generally shipped as orders are received, our backlog relates primarily to products sold on a "futures" basis.

Our backlog of unfilled orders was approximately $42.5 million at January 4, 2002 and $66.4 million at January 5, 2001. We expect that all of our backlog at January 4, 2002 will be shipped in fiscal 2002, provided that our customers do not cancel their orders. Our backlog does not necessarily represent actual future shipments, because orders may be cancelled by our customers without financial penalty. Also, the rate of customer order cancellations can vary quarter-to-quarter and year-to-year.

During 2001, we did not derive more than 10% of our consolidated revenue from sales to one customer.

Trade Policy

Our practice of sourcing products overseas, with subsequent importation into the United States, exposes us to possible product supply disruptions and increased costs in the event of actions by United States or foreign government agencies adverse to continued trade or the enactment of legislation that restricts trade.

For example, we import significant amounts of our footwear products from China. On December 11, 2001, China acceded to the World Trade Organization ("WTO") and thus now enjoys Permanent Normal Trade Relations with the United States. Therefore, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. However, even though it has joined the WTO, scrutiny of China's trading practices is not likely to subside. There will be continuing pressure on China to honor its WTO commitments, particularly those relating to intellectual property protection. If China does not abide by WTO rules, the United States may come under pressure to impose sanctions such as duties or quotas on imports from China. If any such action were to include imports of footwear products from China, it could significantly add to our cost of goods and could restrict our supply of products from that country.

We are unable to predict whether additional United States customs duties, quotas or other restrictions may be imposed in the future upon the importation of our products. Any such occurrences might adversely affect our sales or profitability, possibly materially.

Competition

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors for our Hind products are Nike, Pearl Izumi and TYR. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and our ability to meet delivery commitments to retailers. We believe that we are competitive in all of these areas.

Trademarks

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Saucony(R), Spot-bilt(R), GRID(R), Hyde(R) and Hind(R) marks, among others, in the United States. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Employees

As of January 4, 2002, we employed approximately 375 people worldwide. Of these employees, approximately 307 were in the United States and approximately 68 were in foreign locations. We believe that our employee relations are excellent. We have never experienced a strike or other work stoppage. Approximately 24 employees in our Peabody, Massachusetts warehouse were represented by a union as of January 4, 2002. None of our other employees are represented by a union or are subject to a collective bargaining agreement. The closing of our Bangor, Maine facility in January 2002 resulted in the termination of 104 employees, of which 61 were terminated subsequent to January 4, 2002, reducing our worldwide employment to 314 people.

Executive Officers of the Registrant

Our executive officers are as follows:

       Name                    Age                     Position
----------------------         ---       ---------------------------------------

John H. Fisher                 54        President, Chief Executive Officer
                                         and Director

Charles A. Gottesman           51        Executive Vice President,
                                         Business Development
                                         and Director

Michael Umana                  39        Senior Vice President, Finance,
                                         Chief Operating and Financial Officer
                                         and Treasurer

Wolfgang Schweim               49        President, Saucony International

Michael Jeppesen               42        Senior Vice President, Manufacturing
                                         and Design

Roger P. Deschenes             43        Vice President, Controller and
                                         Chief Accounting Officer



John H. Fisher has served as our Chief Executive Officer since 1991. He was elected our President and Chief Operating Officer in 1985 after having served as our Executive Vice President from 1981 to 1985 and as our Vice President, Sales from 1979 and 1981. Mr. Fisher is a member of the World Federation of Sporting Goods Industries, is the former Chairman of the Athletic Footwear Council of the Sporting Goods Manufacturers Association, and is a member of various civic associations. Mr. Fisher became a director in 1980. He is the brother-in-law of Charles A. Gottesman.

Charles A. Gottesman has served as our Executive Vice President, Business Development since July 2001. He served as our Executive Vice President and Chief Operating Officer from 1992 to July 2001, our Executive Vice President, Finance from 1989 to 1992, our Senior Vice President from 1987 to 1989, our Vice
President from 1985 to 1987, and our Treasurer from 1983 to July 2001. Mr. Gottesman became a director in 1983. He is the brother-in-law of John H. Fisher.

Michael Umana has served as our Senior Vice President, Finance, Chief Operating Officer, Chief Financial Officer and Treasurer, since July 2001 after having served as our Senior Vice President, Finance and Chief Financial Officer since May 2000. Mr. Umana joined us in October 1999 as our Vice President, Finance and Chief Financial Officer. From 1997 to October 1999, Mr. Umana served as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit, at PerkinElmer, Inc., a high technology manufacturer. Prior to 1997, Mr. Umana held various auditing and consulting positions, the most recent being Senior Manager, Business Consulting, at Arthur Andersen LLP, a professional services company from 1985 to 1997. Mr. Umana is a Certified Public Accountant.

Wolfgang Schweim became the President of Saucony International in January 1998 after serving as President of our athletic footwear division from 1994 to January 1998. From 1993 to 1994, Mr. Schweim served as Managing Director for Saucony Europe. From 1989 to 1993, Mr. Schweim was the German Managing Director and Marketing Sales Manager for Europe at Asics, an athletic shoe manufacturer. Prior to 1989, Mr. Schweim worked in sales and marketing positions with various shoe manufacturers, including Nike International and Adidas AG.

Michael Jeppesen joined us in May 2001, as Senior Vice President, Manufacturing and Design. Mr. Jeppesen was employed as Vice President of Operations of Coach Leatherware Inc, a manufacturer of leather products, from 1999 to May 2001. From 1996 to 1999, Mr. Jeppesen held various senior management positions at Adidas AG, including Vice President of European Operations and Vice President - Global Materials, the most recent being Vice President of European Operations, which he held from 1997. Mr. Jeppesen was employed as General Manager of Prime Asia, a footwear manufacturer, from 1994 to 1996.

Roger P. Deschenes has served as our Vice President, Controller and Chief Accounting Officer since 1997, after having served as our Controller and Chief Accounting Officer from 1995 to 1997. Mr. Deschenes joined us in 1990 as Corporate Accounting Manager. He was employed at Allen-Bradley Company, a subsidiary of Rockwell International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. Mr. Deschenes is a Certified Management Accountant.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 2 - PROPERTIES

Our general and executive offices and our main distribution facility are located in Peabody, Massachusetts and are owned by us. This facility consists of approximately 145,000 square feet, of which 125,000 square feet is warehouse space.

We also own a facility in Bangor, Maine containing approximately 73,000 square feet of space, which we previously had used for the assembly of our domestic Saucony running shoes. We commenced seeking a buyer for this facility in February 2002. We also own a facility in Brookfield, Massachusetts containing approximately 109,000 square feet, which we use for warehousing and distribution.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

During the fiscal quarter ended January 4, 2002, there were no matters submitted to a vote of security holders of Saucony, through the solicitation of proxies or otherwise.

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

                                                                     Class A                        Class B
                                                                  Common Stock                Common Stock

                                                              High          Low             High             Low
                                                              ----          ---             ----             ---

     Fiscal Year ended January 4, 2002

     First quarter.........................................$ 10.500      $   6.313      $   10.125       $   5.969
     Second quarter........................................   8.570          5.570           8.590           5.800
     Third quarter.........................................   6.620          5.190           6.400           5.030
     Fourth quarter........................................   5.450          4.530           5.600           4.260


     Fiscal Year ended January 5, 2001

     First quarter.........................................$ 15.500      $   9.000      $   14.875       $   8.625
     Second quarter........................................  14.000          8.875          14.000           8.000
     Third quarter.........................................  11.500          9.250          11.500           8.625
     Fourth quarter........................................  11.250          8.000          11.125           7.359



There were 248 and 254 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 14, 2002. Only the Class A Common Stock has voting rights.

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future on the shares of Class A Common Stock or Class B Common Stock. We currently intend to retain future earnings to fund the development and growth of our business. Our credit facility agreement restricts the payment or declaration of any dividend without the consent of our lender. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below as of January 4, 2002 and January 5, 2001 and for the years ended January 4, 2002, January 5, 2001 and December 31, 1999 are derived from the audited consolidated financial statements of Saucony included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Saucony not included in this Annual Report on Form 10-K. Saucony's historical results are not necessarily indicative of its results of operations to be expected in the future.

Selected Income Statement Data
                                                                     (in thousands except per share amounts)

                                                           Year        Year         Year        Year        Year
                                                           Ended       Ended        Ended       Ended       Ended
                                                          Jan. 4,     Jan. 5,     Dec. 31,     Jan. 1,     Jan. 2,
                                                           2002      2001 (1)       1999        1999        1998
                                                           -----     --------       ----        ----        ----

Revenues (2)...........................................$ 132,364     $167,920    $155,887    $105,810    $  93,962
Operating income (loss) (3), (4).......................     (269)      16,123      18,196       5,741       (1,935)
Income (loss) from continuing operations...............     (940)       8,963      10,319       3,579       (4,032)
Discontinued operations:
   Loss from discontinued operations...................       --           --          --          --         (394)
   Gain on disposal of Brookfield business.............       --           --          --          --           96

Net income (loss)......................................     (940)       8,963      10,319       3,579       (4,330)

Earnings per common share - basic
   Income (loss) from continuing operations............$   (0.15)    $    1.45   $   1.64    $   0.57    $  (0.65)
   Loss from discontinued operations...................       --            --         --          --       (0.05)
                                                       ---------     ---------   --------    ----------  ---------
Net income (loss) per common share - basic.............$   (0.15)    $    1.45   $   1.64    $   0.57    $  (0.70)
                                                       ==========    =========   ========    ========    =========

Earnings per common share - diluted
   Income (loss) from continuing operations............$   (0.15)    $    1.41   $   1.57    $   0.56    $  (0.65)
   Loss from discontinued operations...................       --            --         --          --       (0.05)
                                                       ---------     ---------   --------    --------    ---------
Net income (loss) per common share - diluted ..........$   (0.15)    $    1.41   $   1.57    $   0.56    $  (0.70)
                                                       ==========    =========   ========    ========    =========

Weighted average common shares and
   equivalents outstanding for diluted EPS ............    6,080         6,341      6,568       6,373       6,240

Cash dividends per share of common stock...............       --           --          --          --           --

Selected Balance Sheet Data
                                                          Jan. 4,      Jan. 5,    Dec. 31,     Jan. 1,     Jan. 2,
                                                           2002         2001        1999        1999        1998
                                                           ----         ----        ----        ----        ----

Current assets.........................................$  69,538     $ 73,531    $ 66,480    $ 58,963    $  50,091
Current liabilities....................................   12,325       15,919      15,403      18,840       13,315
Working capital........................................   57,213       57,612      51,077      40,123       36,776
Total assets...........................................   78,100       83,285      77,181      69,879       61,316
Long-term debt and capitalized lease
   obligations, net of current portion.................       --           34         292         559          771

Stockholders' equity...................................   63,162       64,620      58,962      48,250       45,072

---------------------------

(1)      See Note 1 to our Consolidated Financial Statements regarding reporting period.
(2)      See Note 1 to our Consolidated Financial Statements regarding the adoption of EITF 00-10 in fiscal 2001.
(3)      See Note 14 to our Consolidated Financial Statements regarding our Bangor, Maine plant closing and other non-recurring charges incurred in fiscal 2001.
(4)      See Note 13 to our Consolidated Financial Statements regarding the sale of our cycling division in fiscal 2000.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollar amounts throughout this Item 7 are in thousands, except per share amounts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies are as follows:

-    Revenue Recognition - Defective Products Returns and Other Allowances

     We recognize revenue from product sales when title passes and all the rewards and risk of loss have been transferred and all the criteria for revenue recognition described in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B are met. We must make estimates for defective product returns and other allowances related to current period product revenue. We record a provision for defective product returns and other allowances based upon past experience and the receipt of notification of pending returns. While the returns have historically been within our expectations and the provisions established, we cannot guarantee that the product return rate will remain constant. Any significant increase in the product return rate and resulting reduction in our net sales could have a material adverse impact on our results of operations for the period in which the returns materialize.

-    Accounts Receivable - Allowances for Doubtful Accounts

     We maintain allowances for doubtful accounts and therefore must estimate losses resulting from the inability of our customers to make required payments. We analyze our accounts receivable, historical bad debt trends, customer credit worthiness, economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As noted in Note 17 of the consolidated financial statements, we have a credit risk concentration, due to the concentration of our domestic Saucony footwear sales amongst a relatively small customer base. If the liquidity or financial condition of any of our larger customers were to deteriorate, resulting in an impairment of their ability to make payments due us or if payment schedules of our customers are otherwise delayed from historical trends, additional allowances might be required, which could materially increase our allowance for doubtful accounts.

-    Inventories

     We value our inventory at the lower of the actual cost to purchase or the current estimated market value. Provision for excess and obsolete inventory, equal to the difference between the cost of the inventory and the estimated market value, must be estimated by us. Our provision is based upon estimated product demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional provisions to write-down inventory may be required, which could materially reduce our amount of current assets.

-    Income Taxes

     We estimate our income taxes in each of the jurisdictions that we operate. This process requires us to estimate our current tax exposure, together with assessing temporary differences, which result in deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish valuation allowances when we determine that it is more likely than not that the deferred tax assets resulting from operating losses will not be realized. During fiscal 2001, we recorded deferred tax valuation allowances of $387.

     United States federal tax laws allow companies to defer the recognition of tax liability on undistributed earnings of foreign subsidiaries that are indefinitely reinvested in the foreign operation. At January 4, 2002, we had approximately $3,076 of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations for which we have not recorded deferred income taxes.


Highlights
                                                                           Increase (Decrease)
                                                                           -------------------
                                                                    2001 vs. 2000            2000 vs. 1999
                                                                    -------------            -------------

         Net sales.............................................$   (35,536)   (21.2)%   $    12,339   7.9%
         Gross profit..........................................    (20,059)   (32.3)          3,360   5.7
         Selling, general and administrative expenses..........     (3,134)    (7.2)          2,466   6.0


                                                                                $ Change
                                                                                --------
                                                                    2001 vs. 2000            2000 vs. 1999
                                                                    -------------            -------------

         Operating income.........................................$  (16,392)               $  (2,073)
         Income before income taxes...............................   (15,877)                  (2,076)
         Net income...............................................    (9,903)                  (1,356)


                                                                           Percent of Net Sales
                                                                           --------------------
                                                                     2001          2000         1999
                                                                     ----          ----         ----

         Gross profit.............................................   31.9%         37.1%        37.9%
         Selling, general and administrative expenses.............   30.6          25.9         26.4
         Operating income (loss) .................................   (0.2)          9.6         11.7
         Income (loss) before income taxes........................   (0.3)          9.2         11.3
         Net income (loss)........................................   (0.7)          5.3          6.6


Consolidated Net Sales

Fiscal 2001, fiscal 2000 and fiscal 1999 consisted of 52, 53 and 52 weeks, respectively. Our net sales and results of operations for each of fiscal 2001, fiscal 2000 and fiscal 1999 are comparable. Net sales decreased $35,536, or 21%, to $132,261 in fiscal 2001 from $167,797 in fiscal 2000. Excluding sales from our former cycling division, the net sales decrease in fiscal 2001 would have been 20% lower than fiscal 2000. Net sales increased $12,339, or 8%, to $167,797 in fiscal 2000 from $155,458 in fiscal 1999. Excluding sales from our former cycling division, the net sales increase in fiscal 2000 would have been 11% higher than fiscal 1999.

On a geographic basis, domestic sales decreased $39,309, or 27%, to $106,484 in fiscal 2001 from $145,793 in fiscal 2000. International sales increased $3,773, or 17%, to $25,777 in fiscal 2001 from $22,004 in fiscal 2000. At constant exchange rates, the international sales increase in fiscal 2001 would have been 21%. Domestic sales increased $9,399, or 7%, to $145,793 in fiscal 2000 from $136,394 in fiscal 1999. International sales increased $2,940, or 15%, to $22,004 in fiscal 2000 from $19,064 in fiscal 1999. At constant exchange rates, the international sales increase in fiscal 2000 would have been 23%.



Saucony Segment

                           2001                     2000                 1999
                           ----                     ----                 ----

  Net Sales            $110,292 (-25%)        $146,468 (+10%)          $133,060


2001 Compared to 2000

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $36,176, or 25%, to $110,292 in fiscal 2001 from $146,468 in fiscal 2000, due primarily to a 22% decrease in footwear unit volumes and lower domestic and international wholesale per pair average sell prices. The overall average domestic wholesale selling prices per pair of domestic footwear decreased 2% in fiscal 2001 versus fiscal 2000, due to a 33% increase in special make-up footwear unit volumes and a 34% increase in closeout footwear unit volumes, both of which sell at prices below our first quality technical footwear and, a change in the product mix for technical footwear to lower priced products.

Domestic net sales decreased $40,344, or 32%, to $86,414 in fiscal 2001 from $126,758 in fiscal 2000, due primarily to a 62% decrease in Originals footwear unit volumes, a 13% decrease in technical footwear unit volumes, lower average wholesale per pair selling prices, partially offset by a 34% increase in closeout footwear unit volumes and a 33% increase in special make-up footwear unit volumes. The lower average wholesale selling prices per pair is due to higher unit volumes of closeout footwear and special make-up footwear, both of which sell at prices below our first quality technical footwear. Sales of closeout footwear accounted for approximately 12% of domestic Saucony net sales in fiscal 2001 compared to 5% in fiscal 2000. The Originals footwear accounted for 29% of fiscal 2001 domestic footwear unit volume versus 53% in fiscal 2000. The unit volume decrease in Originals footwear is primarily due to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell. During the second half of fiscal 2001, the order cancellation rate for our Saucony footwear decreased from the order cancellation rate in the first half of fiscal 2001 and was comparable with our historical average.

International net sales increased $4,168, or 21%, to $23,878 in fiscal 2001 from $19,710 in fiscal 2000, due primarily to a 40% increase in footwear unit volumes, partially offset by lower average per pair wholesale selling prices and the negative impact of the stronger U.S. dollar against European currencies. Footwear unit volumes increased 73% at our international distributor business and 17% at our European and Canadian subsidiaries, respectively, in fiscal 2001 versus fiscal 2000. The footwear unit volume increase in our international distributor business is due primarily to the success of our Originals footwear product in the Japanese footwear market in 2001, which accounted for approximately 91% of the international distributor unit volume increase, and increased market penetration in the Pacific Rim.

2000 Compared to 1999

Worldwide net sales of Saucony branded footwear and apparel increased $13,408, or 10%, to $146,468 in fiscal 2000 from $133,060 in fiscal 1999, due primarily to a 6% increase in footwear unit volumes and higher domestic and international wholesale per pair average sell prices. The overall average domestic wholesale selling prices per pair of domestic footwear increased 5% in fiscal 2000 versus fiscal 1999, due to an 11% increase in technical footwear unit volumes and a change in the product mix for technical and Originals footwear to higher priced products that resulted in higher average sell prices for both categories.

Domestic net sales increased $10,512, or 9%, to $126,758 in fiscal 2000 from $116,246 in fiscal 1999, due primarily to the 11% increase in technical footwear unit volumes, a 103% increase in closeout footwear unit volumes and the higher average wholesale selling prices per pair for both technical and Originals footwear, partially offset by a 4% decrease in Originals footwear unit volumes and lower special make-up footwear volume. Sales of closeout footwear accounted for approximately 5% of domestic Saucony net sales in fiscal 2000 compared to 3% in fiscal 1999. The Originals footwear accounted for 53% of fiscal 2000 domestic footwear unit volume versus 58% in fiscal 1999. The unit volume decrease in Originals footwear was primarily due to a lack of sell-through on the "new-school" products, which resulted in order cancellations. During the fourth quarter of fiscal 2000, the order cancellation rate for our Saucony footwear was higher than our historical average.

International net sales increased $2,896, or 17%, to $19,710 in fiscal 2000 from $16,814 in fiscal 1999, due primarily to a 23% increase in technical footwear unit volumes and higher average wholesale per pair sell prices, partially offset by the negative impact of the stronger U.S. dollar against European currencies. Footwear unit volumes at our international distributor business, and our European and Canadian subsidiaries, increased 45% and 11%, respectively, in fiscal 2000 versus fiscal 1999. The footwear unit volume increase in our international distributor business was due primarily to our entry into the Japanese footwear market in 2000, which accounted for approximately 64% of the international distributor unit volume increase.

Other Products Segment

                            2001                    2000                  1999
                            ----                    ----                  ----

   Net Sales            $21,969 (+3%)           $21,329 (-5%)           $22,398

The Other Products segment consists of our Hind athletic apparel, eleven factory outlet stores, Spot-bilt coaches' and official shoes and casual walking and workplace footwear, sales of our Hyde Authentics casual footwear, which will be discontinued in fiscal 2002, and sales from our former cycling division. Each of these businesses represented less than 10% of total revenues and, in the aggregate, represented 17% of total net sales in fiscal 2001.

2001 Compared to 2000

Worldwide sales of Other Products increased $640, or 3%, to $21,969 in fiscal 2001 from $21,329 in fiscal 2000 due primarily to increased sales at our factory outlet stores, increased Hyde Authentic unit volume and increased sales of our Hind brand apparel, partially offset by the elimination of sales resulting from the cycling division divestiture in fiscal 2000.

Domestic net sales of Other Products increased $1,035, or 5%, to $20,070 in fiscal 2001 from $19,035 in fiscal 2000 due primarily to increased sales at our factory outlet division, reflecting the net addition of one factory outlet store and increased sales at stores open for more than one year, increased Hyde Authentics footwear unit volume, increased unit volume of our Hind apparel brand, partially offset by the elimination of sales from our former cycling division, which was divested in fiscal 2000. International net sales of Other Products decreased $395, or 17%, to $1,899 in fiscal 2000 from $2,294 in fiscal 2000, primarily due to decreased Hind apparel sales in Europe.

2000 Compared to 1999

Worldwide sales of Other Products decreased $1,069, or 5%, to $21,329 in fiscal 2000 from $22,398 in fiscal 1999 due primarily to the elimination of sales resulting from the cycling division divestiture, partially offset by increased sales of our Hind brand apparel and increased sales at our factory outlet stores.

Domestic net sales of Other Products decreased $1,113, or 6%, to $19,035 in fiscal 2000 from $20,148 in fiscal 1999 due primarily to the elimination of sales from our former cycling division, which was divested in fiscal 2000, partially offset by increased unit volume of our Hind apparel brand and increased sales at our factory outlet division stores due to the net addition of two factory outlet stores. International net sales of Other Products increased $44, or 2%, to $2,294 in fiscal 2000 from $2,250 in fiscal 1999, due to increased Hind apparel sales in Europe.

Costs and Expenses

Our gross margin in fiscal 2001 decreased 5.2% to 31.9% from 37.1% in fiscal 2000 due primarily to the significant decline in Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the fiscal 2001 margin decrease were proportionately higher sales of closeout products, due to our decision to reduce inventory levels and of special make-up footwear, both of which carry lower margins and, to a lesser extent, manufacturing inefficiencies, domestic pricing pressures, changes in the geographic mix of sales and the negative impact of the U.S. dollar on our European margins.

For the 2000 fiscal year, the gross margin decreased 0.8% to 37.1%, from 37.9% in fiscal 1999, due primarily to a change in domestic Saucony product mix to higher levels of closeout sales at comparatively lower margins, domestic pricing pressures, increased inventory reserves and, to a lesser extent, the negative impact of the stronger U.S. dollar on our European margins and a change in the Saucony international sales mix to increased distributor sales.

The SG&A ratio increased 4.7% to 30.6% of net sales in fiscal 2001 from 25.9% in 1999. The increase in the ratio resulted from advertising, selling and administrative expenses decreasing at a lower rate than the rate of the sales decrease. In absolute dollars, selling, general and administrative expenses decreased to $40,407 in 2001, or 7%, from $43,541 in fiscal 2000. Decreased spending in fiscal 2001 was due primarily to reduced operating expenses resulting from the cycling division divestiture, decreased television and print media advertising, decreased account-specific advertising, promotion and event sponsorship and decreased variable selling expenses and incentive compensation, offset partially by increased operating expenses associated with the factory outlet division expansion and higher provisions for doubtful accounts.

The SG&A ratio improved 0.5% to 25.9% of net sales in fiscal 2000 from 26.4% in 1999. The improvement in the ratio resulted from the continued management of advertising, selling and administrative expenses below the rate of sales growth. In absolute dollars, selling, general and administrative expenses increased to $43,541 in 2000, or 6%, from $41,075 in fiscal 1999. Increased spending in fiscal 2000 was attributable to increased television and print media advertising, increased account-specific advertising and promotion, increased event sponsorship, increased variable selling expenses, administrative staffing increases, increased operating expenses associated with the factory outlet division expansion and increased professional fees, partially offset by reduced operating expenses resulting from the cycling division divestiture and lower provisions for doubtful accounts. The higher provision for doubtful accounts in fiscal 1999 in comparison with fiscal 2000 was due primarily to the bankruptcy filing by Just for Feet, Inc.

Plant Closing and Other Non-Recurring Charges

On November 9, 2001 we announced the cessation of manufacturing and closing of our Bangor, Maine facility. During the fourth quarter of fiscal 2001, we relocated our Asian sourcing and quality control office to China, resulting in the closure of our Taiwan office and negotiated an early termination and exit of a retail store lease. As a result of these actions, we recorded pre-tax non-recurring charges of $2,108, or $1,277 after-tax or $0.21 per diluted share after-tax. The closing of our Bangor, Maine facility in January 2002 resulted in the termination of 104 employees, of which 61 were terminated subsequent to January 4, 2002. Assets used by our Bangor, Maine manufacturing facility, the Taiwan office and our retail store have been written down to fair market value. Expenses associated with the plant closing and other non-recurring charges are as follows: Bangor Taiwan Retail Plant Office Store Total

     Employee severance and termination benefits.......................$ 1,121      $  150      $     4    $  1,275
     Facility and equipment lease exit costs and
      other non-cancelable contractual commitments.....................    228          --          200         428
     Writedown of machinery and equipment
      to fair market value.............................................    248          25           77         350
     Professional fees and other transaction costs.....................     47          --            8          55
                                                                       -------      ------      -------    --------

      Total............................................................$ 1,644      $  175      $   289    $  2,108
                                                                       =======      ======      =======    ========


Included in accrued expenses at January 4, 2002 are $1,461 of costs associated with the plant closing and other non-recurring charges, the majority of which we expect will be paid by the end of the first quarter of fiscal 2002. The charge recorded for the Bangor, Maine plant closing and the Taiwan office closing are included in income before tax for the Saucony segment, while the retail store closing is included in income before tax for the Other Products segment.

As of January 4, 2002, our Bangor, Maine real property had a net book value of $357 and is included on the balance sheet under the caption "Property, plant and equipment". We commenced marketing the property for sale in February 2002 and have received market valuations for the property in the range of $875 to $1,250. Beginning in the first quarter of fiscal 2002, we will reclassify the real property to current assets as "Held For Sale."

Sale of  Cycling Division

On June 29, 2000, we sold substantially all of the assets and business of our cycling division, consisting of inventory, prepaid expenses, equipment and tradenames, to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, we recorded a pre-tax loss of $2,661, inclusive of $1,012 of expenses associated with the transaction and expenses resulting from our exit of the cycling business, or $1,553 after-tax or $0.24 per diluted share after-tax. As a result of the transaction, a majority of the cycling division employees were severed and assets used exclusively in the cycling business were deemed impaired and have been written off. Expenses associated with the sale and exit of the cycling division are as follows:

         Transaction costs............................................$    358
         Costs to exit facility and equipment leases and
           other non-cancelable contractual commitments...............     142
         Employee severance and termination benefits..................     210
         Writeoff leasehold improvements..............................      84
         Writeoff goodwill and other deferred charges.................     218
                                                                      --------

         Total........................................................$  1,012
                                                                      ========

Included in accrued expenses at January 5, 2001 are $144 of costs associated with the sale and the exit of the cycling business, which were paid in fiscal 2001.

Net sales from the cycling division, which are included in our Other Products segment, represented approximately 1.9% and 4.7% of consolidated net sales for fiscal years 2000 and 1999, respectively. The loss on the sale of the cycling division is included in the income before tax for the Other Products segment.

Interest Expense

Net interest expense totaled $153, $626 and $683 in fiscal years 2001, 2000 and 1999, respectively. Interest expense decreased 76% in fiscal 2001 due to lower average debt levels and increased interest income. In fiscal 2000, interest expense decreased 8% due to lower average debt levels and increased interest income, partially offset by higher interest rates on our domestic borrowings.

Income (Loss) Before Taxes

       Segment                    2001                2000              1999
       -------                    ----                ----              ----

   Saucony....................$     (296)         $   18,507         $   18,965
   Other Products.............       (68)             (2,994)            (1,376)
                              -----------         -----------        -----------
   Consolidated...............$     (364)         $   15,513         $   17,589
                              ===========         ==========         ==========

We evaluate business performance and the performance of key managers based on profit or loss before income taxes. Income before tax decreased by $15,877 in fiscal 2001 to a loss of $364 compared to a profit of $15,513 in fiscal 2000, due primarily to the significant reduction in the domestic Saucony segment due to lower sales and lower gross margins and, to a lesser extent, non-recurring charges of $2,108 incurred in connection with the closure of our Bangor, Maine manufacturing facility, early termination and exit of a retail store outlet and the closure of our Taiwan office.

Income before tax decreased by $2,076 in fiscal 2000 to $15,513 compared to $17,859 in fiscal 1999, due primarily to the loss on the sale of the cycling division, which impacted the Other Products segment, and lower domestic pre-tax income realized by the domestic Saucony segment due to lower gross margins and higher selling expenses, partially offset by improved profitability in our Saucony international and Hind apparel business.

Income Taxes

The provision for income taxes decreased to $475 in fiscal 2001 from $6,461 in fiscal 2000 due primarily to a decrease in domestic pre-tax income, offset partially by an increase in deferred valuation allowances on foreign loss carryforwards that are not expected to be realized and a shift in the composition of domestic and foreign pre-tax earnings.

The provision for income taxes decreased to $6,461 in fiscal 2000 from $7,194 in fiscal 1999, due primarily to the loss on the sale of the cycling division which reduced domestic pre-tax income. The effective tax rate increased 0.7% to 41.6% in fiscal 2000 from 40.9% in fiscal 1999 due to a shift in the composition of domestic and foreign pre-tax earnings and an increase in deferred valuation allowances on foreign loss carryforwards that are not expected to be realized.

Net Income (Loss)

The net loss for fiscal 2001 was $940, or $0.15 per diluted share, compared to net income of $8,963, or $1.41 per diluted share, in fiscal 2000. The plant closing and other non-recurring charges reduced net income and diluted earnings per share by $1,277 and $0.21, respectively in fiscal 2001. Excluding the effect of the non-recurring charges, our net income would have been $337, or $0.05 per diluted share. Weighted average common shares of 6,080 were used to calculate diluted earnings per in fiscal 2001, while weighted average common shares and equivalent shares of 6,341 were used to calculate diluted earnings per share for fiscal 2000. Equivalent shares were not used in fiscal 2001 to calculate diluted earnings per share because they were anti-dilutive.

Net income for fiscal 2000 decreased to $8,963, or $1.41 per diluted share, compared to $10,319, or $1.57 per diluted share, in fiscal 1999. The loss on the sale of our cycling division reduced net income and diluted earnings per share by $1,553 and $0.24, respectively, in fiscal 2000. Excluding the effect of the loss on the sale of our cycling division, our net income in fiscal 2000 would have been $10,516, or $1.66 per diluted share. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,341 and 6,568, respectively, in fiscal 2000 and 1999.

Liquidity and Capital Resources

Fiscal 2001

As of January 4, 2002, our cash and cash equivalents totaled $22,227, an increase of $17,489 from January 5, 2001. The increase is due primarily to the generation of $21,556 of cash from operations, partially offset by cash outlays for capital assets of $1,326 and the repayment of short-term borrowings under our credit facilities of $2,474 and the repayment of long-term debt of $226.

The decrease in accounts receivable of $11,827, net of the provision for bad debt and discounts, was due primarily to decreased net sales of our Saucony and other products in the fourth quarter of fiscal 2001 and a decrease in our days sales outstanding for our accounts receivable. Our days sales outstanding for our accounts receivable decreased to 41 days in fiscal 2001 from 58 days in fiscal 2000, due primarily to a reduction in payment date sales terms due to increased sales of special make-up and closeout footwear and increased foreign distributor volume, of which dating programs are shorter. In addition, the increased provisions for doubtful accounts reduced days sales outstanding by approximately two days in fiscal 2001. The provision for bad debts and discounts increased to $5,767 in fiscal 2001 from $5,525 in fiscal 2000 due to an increase in the provision for doubtful accounts. Inventories decreased $9,418 in fiscal 2001 due primarily to our decision to reduce domestic Saucony footwear inventories, which had increased in the fourth quarter of fiscal 2000 due to increased order cancellations, and lower factory outlet inventories, which had increased due to the expansion of the factory outlet division. The increase in domestic Saucony footwear inventory in fiscal 2000 resulted from increased order cancellations in the fourth quarter of 2000 for both technical and Originals footwear. The decision to reduce domestic Saucony footwear inventories negatively impacted fiscal 2001 gross margins. Our inventory turns ratio decreased to 2.7 turns in fiscal 2001 from 2.9 turns in fiscal 2000. The number of days sales in inventory decreased to 115 days in fiscal 2001 from 132 days in fiscal 2000.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in fiscal 2001 included a decrease of $3,472 in accrued letters of credit (due to new inventory supplier payment terms), an increase of $3,484 in accounts payable (due to a change in inventory purchase terms), a decrease of $2,286 in accrued expenses (due to decreased performance-based compensation accruals and lower operating spending levels), and an increase of $344 in income tax payable (due to the timing of income tax payments).

During fiscal 2001, we repurchased approximately 19,000 shares of our common stock for a total expenditure of $132. Since the approval of the stock buyback program by the Board of Directors in May 1998, we have repurchased a total of 467,000 shares of our common stock for a total of expenditure of $4,364. We cannot repurchase additional shares of our common stock without the consent of the primary lender under our credit facility.

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

The increase in accounts receivable of $3,074, net of the provision for bad debt and discounts, was due primarily to increased net sales of our Saucony and other products in the fourth quarter of fiscal 2000 and an increase in our days sales outstanding for our accounts receivable. Our days sales outstanding for our accounts receivable increased to 58 days in fiscal 2000 from 56 days in fiscal 1999, due primarily to the reserve of $1,525 provided for on the receivable due from Just for Feet, Inc. in fiscal 1999, which reduced the fiscal 1999 days sales outstanding by 3 days, and, to a lesser extent, the timing of shipments in the fourth quarter of fiscal 2000. Inventories increased $6,018 in fiscal 2000 due to increased domestic Saucony footwear inventory, increased Hind apparel inventory and increased inventory at the our factory outlet stores, due to the net addition of two stores in 2000. The increase in domestic Saucony footwear inventory resulted from increased order cancellations in the fourth quarter of 2000 for both technical and Originals footwear. Our inventory turns ratio remained constant at 2.9 turns for both fiscal 2000 and fiscal 1999. The number of days sales in inventory decreased to 132 days in fiscal 2000 from 133 days in fiscal 1999.

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

Credit Facility

We maintain a revolving credit line of $15,000 for cash borrowings and letters of credit. We reduced the amount available for cash borrowings and letters of credit under the credit facility from $20,000 to $15,000 in February 2002. We and certain of our subsidiaries have guaranteed our obligations under the credit facility. The credit facility is unsecured. The credit facility contains certain restrictions and financial covenants with which we are required to comply, whether or not there are any borrowings outstanding. The credit facility has been extended through June 30, 2002. Under the most restrictive covenant, we were required to maintain a minimum tangible net worth of $50,961 as of January 4, 2002. The credit facility is also subject to the bank's periodic review of our operations. We may not pay cash dividends and repurchase shares of common stock without the consent of our primary lender under the credit facility. As of January 4, 2002 and March 14, 2002, $19,640 and $15,000, respectively, were available for borrowing under the credit facility.

In February 2002, our primary lender amended the definition of EBIT, earnings before interest and taxes under the credit facility. The amendment modified the calculation of minimum interest expense coverage in relation to EBIT to exclude the non-recurring charges of $2,108 incurred by us in the fourth quarter of fiscal 2001. The amendment applied with the minimum interest expense coverage covenant under the credit facility with respect to the fiscal quarters ended
January 4, 2002 and April 5, 2002. We were in compliance with all other covenants of the credit facility at January 4, 2002.

Several of our foreign subsidiaries maintain credit facilities in the aggregate principal amount of approximately $3,450. At March 1, 2002 an aggregate of approximately $3,391 was available for borrowing under the facilities of our foreign subsidiaries. See Note 8 to the Consolidated Financial Statements.

Capital Expenditures Commitments

At January 4, 2002, our commitments for capital expenditures were not material.

Contractual Obligations

Below is a table which presents our contractual obligations and commitments at January 4, 2002.


                                                                        Payments due by year
                                                -------------------------------------------------------------------
                                                                                                            2006
        Contractual                                                                                          and
        Obligations                               Total       2002        2003        2004       2005    thereafter
        -----------                               -----       ----        ----        ----       ----    ----------

Long-term debt..................................$    --     $    --     $     --    $     --    $    --    $     --
Capital lease obligations.......................     92          92           --          --         --          --
Operating leases................................  4,949       1,480        1,244       1,071        628         526
Other long-term obligations (1).................  2,903       1,307          913         183         --         500
                                                -------     -------     --------    --------    -------    --------
Total contractual cash obligations..............$ 7,944     $ 2,879     $  2,157    $  1,254    $   628    $  1,026
                                                =======     =======     ========    ========    =======    ========
---------------
(1) Other long-term obligations include athlete and event sponsorship and employment contracts with two key executives.

Overall Liquidity

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments in the near term. During fiscal 2001 we generated $21,556 in cash from operating cash flows, due primarily to a decrease in our accounts receivable and inventories. In 2000, we generated $4,100 in cash from operating cash flows. As of January 4, 2002, we had $14,742 in accounts receivable and $28,404 in inventories.

At January 4, 2002, we had no borrowings outstanding under our credit facilities and had $88 due under capital leases. Our short-term liquidity could potentially be adversely impacted should demand for our products decline significantly, which could result in extended payment terms for our customers and the increased use of price concessions to induce customers to purchase our products. Since July 31, 2001, the original expiration date of our primary credit facility, our lender has extended the facility on several occasions. The credit facility is scheduled to terminate on June 30, 2002. Our ability to fund future operations could be adversely impacted if we are not able to renew this credit facility under the current terms and conditions. In addition, although we are currently in compliance with the effective covenants under the credit facility, if we were to fall out of compliance with those covenants or the covenants under a renewal of the facility, the credit facility would not be available to us and our lender may declare a default under the credit facility.

INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. During fiscal 2001 the gross margins of our European subsidiaries were negatively impacted due to currency fluctuation. We have entered into forward foreign exchange contracts to minimize certain transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes certain transaction currency risks.

ACCOUNTING PRONOUNCEMENTS

SFAS 141

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial reporting and accounting for business combinations and supersedes Accounting Principles Board Opinion No. 16, (APB 16) "Business Combinations", and Statement of Financial Accounting Standards No. 38,
"Accounting for  Preacquisition  Contingencies of Purchased  Enterprises"  (SFAS
38). SFAS 141 requires that business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and is also applicable to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have a material effect on earnings or on our financial position.

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB
17). All of the provisions of SFAS 142 will be applied to goodwill and other intangible assets effective in the fiscal years beginning after December 15, 2001. Under SFAS 142 goodwill and other indefinite-lived intangibles will no longer be amortized, but rather will be reviewed for impairment. An impairment loss will be recognized if the carrying value of an intangible asset is not recoverable and its carrying value exceeds its fair value. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. At January 4, 2002, the net book value of goodwill was $912. Amortization expense amounted to $131 in fiscal 2001 and we would have been reported amortization expense of $113 in fiscal 2002. We will adopt SFAS in the first quarter of fiscal 2002 and are assessing the impact of the provisions of SFAS 142. We do not anticipate that the adoption of SFAS 142 will have a material impact on earnings or on our financial position.

SFAS 143

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 applies to all companies that incur legal obligations to retire tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have not determined the impact on our results of operations or financial position on the initial adoption of SFAS 143.

SFAS 144

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", (APB 30) for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", (ARB
51) to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are to be applied to all long-lived assets, with the exception of goodwill. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carry amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 expands upon the criteria, beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale and provides guidance on the accounting for long-lived assets classified as held for sale if the asset is being reclassified as held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The provisions of SFAS 144 generally are to be applied prospectively. We will adopt SFAS 144 in the first quarter of fiscal 2002 and do not anticipate that the adoption will have a material impact on earnings or on our financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below, as well as any cautionary language elsewhere in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this annual report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this annual report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

CERTAIN OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

We face intense competition

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign, several of which are large organizations with diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors of our Hind products are Nike, Pearl Izumi and TYR. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and the ability to meet delivery commitments to retailers. A technological breakthrough or marketing or promotional success by one of our competitors could adversely affect our competitive position. The intensity of the competition that we face constitutes a significant risk to our business.

We depend on foreign suppliers

A number of manufacturers located in Asia, primarily in China, supply products to us. During fiscal 2001, one of our suppliers, located in China, accounted for approximately 39% of our total footwear purchases by dollar volume. We are subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, administrative trade cases, trade limitations imposed by the United States or foreign governments and political and labor instability. There are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, we have no long-term manufacturing agreements with our foreign suppliers and compete with other athletic shoe and apparel companies, including companies that are much larger than us, for access to production facilities.

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

Our business is affected by seasonal consumer buying patterns

The athletic and casual footwear and athletic apparel industries in which we compete are generally characterized by significant seasonality of sales and results of operations. Sales of our Saucony brand products have historically been seasonal in nature, with the strongest sales generally occurring in the first and third quarters. In addition, sales of our Hind brand products are generally strongest in the third and fourth quarters. We believe that sales of our products will continue to follow this seasonal cycle. Therefore, our results of operations for any one quarter may not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

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

We depend on certain key customers

Approximately 45% of our gross trade receivables balance was represented by 16 customers at January 4, 2002. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if a major customer were unable or unwilling to proceed with a large order or to pay us for a large order on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

The fair value of our forward exchange contracts as of January 4, 2002 was $2,300. We have calculated the effect of a 10% change in interest rates over a one-month period from January 4, 2002 and also a 10% change in certain foreign currency rates over the same period and determined the effects to be immaterial. We do not expect to make any significant changes in our management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the foreseeable future.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to our Consolidated Financial Statements in Item 14 and the Consolidated Financial Statements, notes and schedules that are filed as part of this Form 10-K following the signature page and incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required to be reported in this Item was previously reported in Saucony's Current Report on Form 8-K dated April 11, 2001, filed with the Securities and Exchange Commission on April 17, 2001.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after January 4, 2002, is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after January 4, 2002, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after January 4, 2002, is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND RELATED STOCKHOLDER MATTERS

The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after January 4, 2002, is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Index to Consolidated Financial Statements

              The following Consolidated Financial Statements of Saucony, Inc. and its subsidiaries are included in this report immediately following the signature page:

              - Report of Independent Accountants - Arthur Andersen LLP

              - Report of Independent Accountants - PricewaterhouseCoopers LLP - Consolidated balance sheets at January 4, 2002 and January 5, 2001

              - Consolidated statements of income for the years ended January 4, 2002, January 5, 2001, and December 31, 1999

              - Consolidated statements of stockholders' equity for the years ended January 4, 2002, January 5, 2001 and December 31, 1999

              - Consolidated statements of cash flows for the years ended January 4, 2002, January 5, 2001 and December 31, 1999

              - Notes to the Consolidated Financial Statements


         2.   Index to Consolidated Financial Statement Schedules

              Schedule II  -- Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

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


         3.   Index to Exhibits

               The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by this reference.


(b)      1.   Reports on Form 8-K
              -------------------

               Saucony did not file any Current Reports on Form 8-K during the fiscal quarter ended January 4, 2002.

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

Date:    April 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                      CAPACITY                          DATE
           ----                      --------                          ----


/s/ John H. Fisher            President,                           April 3, 2002
-------------------------     Chief Executive Officer and
John H. Fisher                Director
                             (Principal Executive Officer)


/s/ Charles A. Gottesman      Executive Vice President,            April 3, 2002
-------------------------     Business Development and
Charles A. Gottesman          Director


/s/ Michael Umana             Senior Vice President,               April 3, 2002
-------------------------     Chief Operating and Financial
Michael Umana                 Officer
                             (Principal Financial Officer)


/s/ Roger P. Deschenes        Vice President, Controller and       April 3, 2002
-------------------------     Chief Accounting Officer
Roger P. Deschenes           (Principal Accounting Officer)


/s/ John M. Connors, Jr.      Director                             April 3, 2002
-------------------------
John M. Connors, Jr.

/s/ Phyllis H. Fisher         Director                             April 3, 2002
-------------------------
Phyllis H. Fisher

/s/ Jonathan O.  Lee          Director                             April 3, 2002
-------------------------
Jonathan O. Lee

/s/ Robert J. LeFort, Jr.     Director                             April 3, 2002
-------------------------
Robert J. LeFort, Jr.

/s/ John J. Neuhauser         Director                             April 3, 2002
-------------------------
John J. Neuhauser

Report of Independent Public Accountants


To the Board of Directors of Saucony, Inc.:

We have audited the accompanying consolidated balance sheet of Saucony, Inc. (a Massachusetts corporation) and subsidiaries as of January 4, 2002, and the related consolidated statement of income, stockholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saucony, Inc. and subsidiaries as of January 4, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                                            Arthur Andersen LLP



Boston, Massachusetts
February 14, 2002

Report of Independent Accountants


To The Board of Directors and Shareholders of
Saucony, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Saucony, Inc. and its subsidiaries at January 5, 2001 and the results of their operations and their cash flows for each of the two years in the period ended January 5, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                           PricewaterhouseCoopers LLP


Boston, Massachusetts
February 26, 2001




                         SAUCONY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JANUARY 4, 2002 AND JANUARY 5, 2001

                                     ASSETS
               (in thousands, except share and per share amounts)
                                                                                        January 4,     January 5,
                                                                                           2002           2001
                                                                                           ----           ----

Current assets:
   Cash and cash equivalents...........................................................$   22,227      $   4,738
   Accounts receivable, net of allowance for doubtful accounts
     and discounts (2001, $2,457; 2000,  $2,047).......................................    14,742         26,706
   Inventories ........................................................................    28,404         38,404
   Deferred income taxes...............................................................     2,098          1,366
   Prepaid expenses and other current assets...........................................     2,067          2,317
                                                                                       ----------      ---------
     Total current assets..............................................................    69,538         73,531
                                                                                       ----------      ---------

Property, plant and equipment, net of accumulated depreciation and amortization........     6,989          7,581
                                                                                       ----------      ---------

Other assets:
   Goodwill, net of accumulated amortization (2001, $551; 2000, $420)..................       912          1,043
   Deferred charges, net of accumulated amortization (2001, $1,249; 2000, $1,366)......       217            294
   Marketable securities...............................................................       296            343
   Deferred income taxes...............................................................        --            266
   Other...............................................................................       148            227
                                                                                       ----------      ---------
     Total other assets................................................................$    1,573      $   2,173
                                                                                       ----------      ---------

Total assets...........................................................................$   78,100      $  83,285
                                                                                       ==========      =========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................$    6,635       $    3,173
   Accrued expenses....................................................................     5,602            6,465
   Current portion of long-term debt and capital lease obligations.....................        88              204
   Letters of credit payable...........................................................        --            3,481
   Notes payable.......................................................................        --            2,596
                                                                                       ----------       ----------
     Total current liabilities.........................................................    12,325           15,919
                                                                                       ----------       ----------

Long-term obligations:
   Capital lease obligations, net of current portion...................................        --               34
   Deferred income taxes...............................................................     1,949            2,140
   Other long-term obligations.........................................................       204              187
                                                                                       ----------       ----------
     Total long-term obligations.......................................................     2,153            2,361
                                                                                       ----------       ----------

Commitments and contingencies:

Minority interest in consolidated subsidiaries.........................................       460              385
                                                                                       ----------       ----------

Stockholders' equity:
   Preferred stock, $1.00 par; authorized 500,000 shares; none issued..................        --               --
   Common stock:
     Class A, $.333 par; authorized 20,000,000 shares
       (issued 2001, 2,711,127 and 2000, 2,711,127)....................................       904              904
     Class B, $.333 par; authorized 20,000,000 shares
       (issued 2001, 4,037,399 and 2000, 4,019,469)....................................     1,346            1,340
   Additional paid-in capital..........................................................    17,398           17,112
   Retained earnings...................................................................    50,702           51,642
   Accumulated other comprehensive loss................................................    (1,301)            (792)
                                                                                       -----------      -----------
                                                                                           69,049           70,206
                                                                                       ----------       ----------
  Less:
   Common stock held in treasury, at cost (2001, 665,976; 2000, 646,500)...............    (5,417)          (5,285)
   Notes receivable....................................................................      (303)            (296)
     Unearned compensation.............................................................      (167)              (5)
                                                                                       -----------      -----------
                                                                                           63,162           64,620
                                                                                       ----------       ----------
Total liabilities and stockholders' equity.............................................$   78,100       $   83,285
                                                                                       ==========       ==========

                        The accompanying notes are an integral part of these consolidated financial statements





                         SAUCONY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE YEARS ENDED JANUARY 4, 2002, JANUARY 5, 2001 AND DECEMBER 31, 1999

               (in thousands, except share and per share amounts)


                                                                            2001           2000          1999
                                                                            ----           ----          ----
                                                                                       (53 Weeks)

Net sales................................................................$  132,261    $  167,797    $  155,458
Other revenue............................................................       103           123           429
                                                                         ----------    ----------    ----------

Total revenue............................................................   132,364       167,920       155,887
                                                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sales.........................................................    90,118       105,595        96,616
   Selling expenses......................................................    21,910        25,503        22,388
   General and administrative expenses...................................    18,497        18,038        18,687
   Plant closing and other non-recurring charges.........................     2,108            --            --
   Loss on disposition of cycling division...............................        --         2,661            --
                                                                         ----------    ----------    ----------
     Total costs and expenses............................................   132,633       151,797       137,691
                                                                         ----------    ----------    ----------

Operating income (loss)..................................................      (269)       16,123        18,196

Non-operating income (expense):
   Interest, net.........................................................      (153)         (626)         (683)
   Foreign currency losses...............................................       (46)          (28)          (88)
   Other.................................................................       104            44           164
                                                                         ----------    ----------    ----------

Income (loss) before income taxes and minority interest..................      (364)       15,513        17,589

Provision for income taxes...............................................       475         6,461         7,194

Minority interest in income of consolidated subsidiaries.................       101            89            76
                                                                         ----------    ----------    ----------

Net income (loss)........................................................$     (940)   $    8,963    $   10,319
                                                                         ===========   ==========    ==========

Per share amounts:
   Earnings (loss) per common share - basic..............................$    (0.15)   $     1.45    $     1.64
                                                                         ===========   ==========    ==========
   Earnings (loss) per common share - diluted............................$    (0.15)   $     1.41    $     1.57
                                                                         ===========   ==========    ==========



                        The accompanying notes are an integral part of these consolidated financial statements






                                                 SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED JANUARY 4, 2002, JANUARY 5, 2001 AND DECEMBER 31, 1999

                                              (in thousands, except share amounts)

                                                                       Additional
                                                       Common Stock      Paid-in   Retained      Treasury Stock
                                                     Class A   Class B   Capital   Earnings    Shares     Amount
                                                     -------   -------  ---------  --------    ------     ------

Balance, January 1, 1999.............................$  902   $ 1,276   $ 15,921   $32,360     305,400    $(1,665)

Issuance of 132,604 shares of common stock upon
   exercise of  stock options........................     2        42        459        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Tax benefit related to stock options.................    --        --        353        --         --         --
Issuance of non-qualified stock options..............    --        --         82        --         --         --
Repurchase of 41,500 shares of common stock, at cost.    --        --         --        --     41,500       (514)
Net income...........................................    --        --         --    10,319         --         --
Foreign currency translation adjustments, net of
   tax expense of $5.................................    --        --         --        --         --         --
                                                     ------   -------   --------   -------     ------     ------

Balance, December 31, 1999...........................$  904   $ 1,318   $ 16,815   $42,679    346,900    $(2,179)

Issuance of 64,160 shares of common stock upon
   exercise of stock options.........................    --        22        297        --         --         --
Interest income on notes receivable..................    --        --         --        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Repurchase of 299,600 shares of common stock, at cost    --        --         --        --    299,600     (3,106)
Net income...........................................    --        --         --     8,963         --         --
Foreign currency translation adjustments, net of
   tax benefit of $167 ..............................    --        --         --        --         --         --
                                                     ------   -------   --------   -------     ------     ------

Balance, January 5, 2001.............................$  904   $ 1,340   $ 17,112   $51,642     646,500    $(5,285)
                                                     ======   =======   ========   =======     =======    ========

Issuance of 17,930 shares of common stock upon
   exercise of stock options.........................    --         6         78        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Issuance of non-qualified stock options..............    --        --          3        --         --         --
Issuance of stock warrants...........................    --        --        197        --         --         --
Tax benefit related to stock options.................    --        --          8        --         --         --
Repurchase of 19,476 shares of common stock, at cost.    --        --         --        --     19,476       (132)
Interest income on note receivable...................    --        --         --        --         --         --
Payment of interest income on note receivable........    --        --         --        --         --         --
Net loss.............................................    --        --         --      (940)        --         --
Foreign currency translation adjustments, net of
   tax benefit of $175...............................    --        --         --        --         --         --
                                                     ------   -------   --------   -------     ------     ------

Balance, January 4, 2002.............................$  904   $ 1,346   $ 17,398   $50,702     665,976    $(5,417)
                                                     ======   =======   ========   =======     =======    ========

                             The accompanying notes are an integral part of these consolidated financial statements




                                                         SAUCONY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                                   FOR THE YEARS ENDED JANUARY 4, 2002, JANUARY 5, 2001 AND DECEMBER 31, 1999

                                                      (in thousands, except share amounts)

                                                                              Accumulated
                                                                                 Other         Total
                                                     Note        Unearned    Comprehensive Stockholders' Comprehensive
                                                  Receivable   Compensation     Income        Equity     Income (Loss)
                                                  ----------   ------------     ------        ------     -------------

Balance, January 1, 1999...........................$    --      $   (16)      $  (528)       $48,250       $     --

Issuance of 132,604 shares of common stock upon
   exercise of  stock options......................     --           --            --            503             --
Amortization of unearned compensation..............     --            5            --              5             --
Tax benefit related to stock options...............     --           --            --            353             --
Issuance of non-qualified stock options............     --           --            --             82             --
Repurchase of 41,500 shares of common stock, at cost    --           --            --           (514)            --
Net income.........................................     --           --            --         10,319         10,319
Foreign currency translation adjustments, net of
   tax expense of $5...............................     --           --           (36)           (36)           (36)
                                                   -------      -------       --------       --------      ---------

Balance, December 31, 1999.........................$    --      $   (11)      $  (564)       $58,962       $ 10,283
                                                                                                           ========

Issuance of 64,160 shares of common stock upon
   exercise of stock options.......................   (276)          --            --             43             --
Interest income on note receivable.................    (20)          --            --            (20)            --
Amortization of unearned compensation..............     --            6            --              6             --
Repurchase of 299,600 shares of common stock, at cost   --           --            --         (3,106)            --
Net income.........................................     --           --            --          8,963          8,963
Foreign currency translation adjustments, net of
   tax benefit of $167.............................     --           --          (228)          (228)          (228)
                                                   -------      -------       --------       --------      ---------

Balance, January 5, 2001...........................$  (296)     $    (5)      $  (792)       $64,620       $  8,735
                                                                                                           ========

Issuance of 17,930 shares of common stock upon
   exercise of stock options.......................     --           --            --             84             --
Amortization of unearned compensation..............     --           38            --             38             --
Issuance of non-qualified stock options............     --           (3)           --             --             --
Issuance of stock warrants.........................     --         (197)           --             --             --
Tax benefit related to stock options...............     --           --            --              8             --
Repurchase of 19,476 shares of common stock, at cost    --           --            --           (132)            --
Interest income on note receivable.................    (18)          --            --            (18)            --
Payment of interest income on note receivable......     11           --            --             11             --
Net loss...........................................     --           --            --           (940)          (940)
Foreign currency translation adjustments, net of
   tax benefit of $175.............................     --           --          (509)          (509)          (509)
                                                   -------      -------       --------       --------      ---------

Balance, January 4, 2002...........................$  (303)     $  (167)      $(1,301)       $63,162       $ (1,449)
                                                   ========     ========      ========       =======       =========

                             The accompanying notes are an integral part of these consolidated financial statements






                                              SAUCONY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JANUARY 4, 2002, JANUARY 5, 2001 AND DECEMBER 31, 1999

                                                     (in thousands)


                                                                              2001           2000           1999
                                                                              ----           ----           ----
                                                                                          (53 Weeks)
Cash flows from operating activities:
   Net income (loss).......................................................$    (940)     $   8,963       $ 10,319
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Plant closing and other non-recurring charges.........................    1,725             --             --
     Loss on disposition of cycling division...............................       --          2,661             --
     Depreciation and amortization.........................................    1,969          1,958          1,862
     Provision for bad debt and discounts..................................    5,767          5,525          7,151
     Deferred income tax provision (benefit)...............................     (656)           678            (99)
     Compensation from stock grants and options............................       38              6             82
     Minority interest in income of consolidated subsidiaries..............      101             89             76
     Other.................................................................       12            (12)            45
Changes in operating assets and liabilities, net of effects of dispositions and foreign currency adjustments:
Decrease (increase) in assets:
   Accounts  receivable....................................................    6,060         (8,599)       (11,508)
   Inventories.............................................................    9,418         (6,018)        (4,700)
   Prepaid expenses and other current assets...............................       (8)           125            (42)
Increase (decrease) in liabilities:
   Letters of credit payable...............................................   (3,472)         1,210            994
   Accounts payable........................................................    3,484           (412)        (1,242)
   Accrued expenses........................................................   (2,286)        (1,185)         3,337
   Income taxes............................................................      344           (889)          (770)
                                                                           ---------      ----------      ---------
Total adjustments..........................................................   22,496         (4,863)        (4,814)
                                                                           ---------      ----------      ---------
Net cash provided by operating activities..................................   21,556          4,100          5,505
                                                                           ---------      ---------       --------

Cash flows from investing activities:
   Proceeds from the sale of cycling division..............................       --          1,350             --
   Purchases of property, plant and equipment..............................   (1,326)        (1,669)        (1,661)
   Change in deferred charges, deposits and other..........................       62            (30)            (8)
   Marketable securities - realized (gain) loss............................       47            (36)          (127)
   Proceeds from the sale of equipment.....................................        1             --              3
                                                                           ---------      ---------       --------
Net cash used by investing activities......................................   (1,216)          (385)        (1,793)
                                                                           ----------     ----------      ---------

Cash flows from financing activities:
   Net short-term borrowings (payments)....................................   (2,474)           335          (5,429)
   Repayment of long-term debt and capital lease obligations...............     (226)          (360)           (375)
   Common stock repurchased................................................     (132)        (2,688)           (514)
   Issuances of common stock, stock option exercises.......................       84             43             503
                                                                           ---------      ---------       ---------
Net cash used by financing activities......................................   (2,748)        (2,670)         (5,815)
Effect of exchange rate changes on cash and cash equivalents...............     (103)           178             123
                                                                           ----------     ---------       ---------
Net increase (decrease) in cash and cash equivalents.......................   17,489          1,223          (1,980)
Cash and cash equivalents at beginning of period...........................    4,738          3,515           5,495
                                                                           ---------      ---------       ---------
Cash and cash equivalents at end of period.................................$  22,227      $   4,738       $   3,515
                                                                           =========      =========       =========


                        The accompanying notes are an integral part of these consolidated financial statements



                         SAUCONY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   For the Years Ended January 4, 2002, January 5, 2001 and December 31, 1999

                      (in thousands, except share amounts)

1.   Summary of Significant Accounting Policies:

     Business Activity

     The Company is an importer of a broad line of high-performance athletic footwear, athletic apparel and high-quality casual leather footwear. The Company markets its products principally to domestic and international retailers and distributors.

     Reporting Period

     The Company's fiscal year ends on the first Friday falling on or after December 31, resulting in fiscal years of 52 or 53 weeks. The Consolidated Financial Statements and notes for 2001, 2000 and 1999 represent the fiscal years ended January 4, 2002, January 5, 2001 and December 31, 1999, respectively. There were 52 weeks in fiscal 2001, 53 weeks in fiscal year 2000 and 52 weeks in fiscal 1999. In management's opinion, the Consolidated Financial Statements for 2001, 2000 and 1999 are comparable.

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

     Risks and Uncertainties

     Competition is intense in the markets in which the Company sells its products. The Company competes with a large number of other companies, both domestic and foreign, several of which have diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than the Company's. Other risks and uncertainties which could have a material adverse effect on the Company's financial condition and results of operations are:

     |X| The Company is substantially dependent upon foreign manufacturers to supply products. During fiscal 2001, one of the Company's suppliers, located in China, accounted for approximately 39% of the Company's total footwear purchases by dollar volume;

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

     |X| The Company is dependent upon certain key customers. During fiscal 2000 and fiscal 1999, the Company had one customer that accounted for approximately 14% and 15% of gross sales, respectively. During fiscal 2001, the Company did not have a customer that accounted for more than 10% of gross sales;

     |X| Changes in general economic conditions may adversely affect the Company's business.

     Revenue Recognition

     Sales, net of discounts and estimated returns and allowances, and related costs of sales are recognized upon shipment when title and all the rewards and risks of loss have been transferred to the buyer, there are no uncertainties regarding acceptance, there exists persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is probable. Provisions for returns and allowances are determined on the basis of past experience and the receipt of notification of pending returns.

     Cash and Cash Equivalents

     Cash equivalents include all short-term deposits with an original maturity of three months or less.

     Accounts Receivable

     The Company's allowance for doubtful accounts is based upon an analysis of its accounts receivable, historical bad debt trends, customer credit worthiness, economic trends and changes in the customer payment terms. As noted in Note 17 of the consolidated financial statements, the Company is subject to a credit risk concentration, due to the concentration of our domestic Saucony footwear sales amongst a relatively small customer base.

     Inventories

     Inventories include materials, labor and overhead and are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company's provision for excess and obsolete inventories, equal to the difference between the cost of the inventories and the market value, is based upon estimated product demand and market conditions.

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

     Investments in Marketable Securities

     Investments in marketable securities are categorized as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The marketable securities are included in other assets, because the Company intends to hold these investments beyond one year.

     Deferred Charges and Goodwill

     Deferred charges consist primarily of acquired software licenses and trademarks. Software licenses and trademarks are amortized over five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, historically has been amortized over the period of expected benefit of 15 years.

     Income Taxes

     The provision for income taxes is calculated according to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 4, 2002 and January 5, 2001 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

     Earnings per Share

     Earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). Basic earnings per share excludes the dilutive effect of options and warrants. Diluted earnings per share includes the dilutive effect of options and warrants.

     Comprehensive Income

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

     The financial statements of the Company's foreign subsidiaries are measured using the current rate method. Under the current rate method, assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction losses are included in Other Comprehensive Income. Net losses from foreign currency translation amounted to $509, $228 and $36 for 2001, 2000 and 1999, respectively.

     Stock-Based Compensation

     The Company grants stock options to officers, key employees, directors, consultants and advisors with the exercise price determined by the Compensation Committee of the Board of Directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). APB 25 defines stock compensation as the excess of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee is required to pay. FIN 44 addresses and defines the scope of APB 25 with respect to awards of stock or options to independent contractors, clarifies the definition of an employee for purposes of applying APB 25 to include non-employee board members, clarifies the criteria for plan qualification as a non-compensatory plan and provides guidance on the accounting consequences of modifications to the terms of previously issued fixed stock options or awards.

     As prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company has disclosed in Note 11 the pro forma effects on net income and earnings per share of determining stock-based compensation expense based upon the fair value of the stock options granted subsequent to December 31, 1994. Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 133 requires that all derivatives must be recognized on the balance sheet at their then fair value and any deferred gains or losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet. The adoption of SFAS 133 on January 6, 2001, did not have a material impact on the Company's results of operations or financial position.

     SFAS 133 requires companies to recognize adjustments to the fair value of derivatives that are not hedges currently in earnings when they occur. For derivatives that qualify as hedges, changes in the fair value of the derivatives can be recognized currently in earnings, along with an offsetting adjustment against the basis of the underlying hedged item, or can be deferred in other comprehensive income, depending on the exposure of the underlying transaction.

     From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains and losses on forward exchange contracts that qualify as hedges have been recognized in consolidated net income along with an offsetting adjustment against the basis of the underlying hedged item. Gains or losses on forward contracts which do not qualify for special hedge accounting are recorded in current earnings in other non-operating income or expense.

     Advertising and Promotion

     Advertising and promotion costs, including print media production costs, are expensed as incurred, with the exception of co-operative advertising, which is accrued and the advertising costs expensed in the period of revenue recognition. Advertising and promotion expense amounted to $10,885, $12,904 and $10,065 for 2001, 2000 and 1999, respectively.

     Research and Development Expenses

     Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,135, $1,083 and $1,676 for 2001, 2000 and 1999, respectively.

     Related Party Transactions

     At January 4, 2002, the Company held notes of $179 and $124, respectively, from two officers of the Company who are also principal shareholders of the Company's Class A Common Stock. The notes, which are included as a component of stockholders' equity, were due and were repaid on March 17, 2002, are full recourse notes and bear interest at 9.0% per annum. Interest income from the two notes amounted to $18 for 2001 and $20 for 2000 and is included in the notes receivable as of January 4, 2002 and January 5, 2001.

     Prior Year Statement Reclassification

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

     Certain items in prior years' consolidated financial statements have been reclassified to conform with current year presentation.

     Recent Accounting Pronouncements

     SFAS 141

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial reporting and accounting for business combinations and supersedes Accounting Principles Board Opinion No. 16, (APB 16) "Business Combinations", and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" (SFAS 38). SFAS 141 requires that business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and are also applicable to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have a material effect on earnings or on the Company's financial position.

     SFAS 142

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB 17). All of the provisions of SFAS 142 will be applied to goodwill and other intangible assets effective in the fiscal years beginning after December 15, 2001. Under SFAS 142 goodwill and other indefinite-lived intangibles will no longer be amortized, but rather will be reviewed for impairment. An impairment loss will be recognized if the carrying value of an intangible asset is not recoverable and its carrying value exceeds its fair value. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. The Company will adopt SFAS 142 in the first quarter of fiscal 2002 and is currently assessing the impact of the provisions of SFAS 142. At January 4, 2002, the net book value of goodwill was $912. Amortization expense amounted to $131 in fiscal 2001 and we would have recorded amortization expense of $113 in fiscal 2002. The Company does not anticipate that the adoption of SFAS 142 will have a material impact on earnings or on the Company's financial position.

     SFAS 143

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 applies to all companies that incur legal obligations to retire tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not determined the impact of adopting SFAS 143 on its results of operations or financial position.

     SFAS 144

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", (APB 30) for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51) to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are to be applied to all long-lived assets, with the exception of goodwill. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 expands upon the criteria, beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale and provides guidance on the accounting for long-lived assets classified as held for sale if the asset is being reclassified as held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The provisions of SFAS 144 generally are to be applied prospectively. The Company will adopt SFAS 144 in the first quarter of fiscal 2002 and does not anticipate that the adoption will have a material impact on earnings or on the Company's financial position.

2.   Marketable Securities:

     As of January 4, 2002, the Company's holdings in marketable securities consisted primarily of equity securities which are classified as trading securities.

     The cost of the securities held at January 4, 2002, and January 5, 2001 was $204 and $218, respectively. As of January 4, 2002 and January 5, 2001, the market value of such securities was $296 and $343, respectively.

     Included in the determination of net income for the years ended January 4, 2002, January 5, 2001 and December 31, 1999 were: 2001, net realized losses of $15 and unrealized losses of $32; 2000, net realized gains of $86 and unrealized losses of $50; and 1999, net realized gains of $1 and net unrealized gains of $127, respectively.

3.   Inventories:

     Inventories at January 4, 2002 and January 5, 2001 consisted of the following:

                                                    2001                  2000
                                                    ----                  ----

        Finished goods...........................$  25,466            $   31,529
        Raw materials and supplies...............    1,501                 6,048
        Work-in-process..........................    1,437                   827
                                                 ---------            ----------
        Total....................................$  28,404            $   38,404
                                                 =========            ==========

4.   Property, Plant and Equipment:

     Major classes of property, plant and equipment at January 4, 2002 and January 5, 2001 were as follows:
                                                      2001              2000

        Land and improvements......................$     598        $      598
        Buildings and improvements.................    6,270             6,165
        Machinery and equipment....................   11,523            10,832
        Capitalized leases.........................    1,696             1,666
        Leasehold improvements.....................      793               533
                                                   ---------        ----------
                                                   $  20,880        $   19,794
        Less accumulated depreciation
        and amortization...........................   13,891            12,213
                                                   ---------        ----------

        Total......................................$   6,989        $    7,581
                                                   =========        ==========

     Accumulated amortization of leased property was $1,473 and $1,331 at January 4, 2002 and January 5, 2001, respectively.

5.   Accrued Expenses:

     Accrued expenses at January 4, 2002 and January 5, 2001 consisted of the following:

                                                          2001            2000
                                                          ----            ----

         Payroll and bonuses...........................$  1,223       $   2,460
         Plant closing and other non-recurring
           charges.....................................   1,461              --
         Sales commissions.............................     289             508
         Selling and advertising.......................     130             287
         Other.........................................   2,499           3,210
                                                       --------       ---------
         Total.........................................$  5,602       $   6,465
                                                       ========       =========

6.   Capital Lease Obligations:

     The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of January 4, 2002:

        2002.......................................................$      91
                                                                   ---------
        Total minimum lease payments...............................       91
        Less amounts representing interest.........................        3
                                                                   ---------
        Present value of minimum lease payments....................       88
        Less current portion.......................................       88
                                                                   ---------
        Long-term portion..........................................$      --
                                                                   =========

7.   Employee Retirement Plans:

     The Company has maintained a qualified retirement savings plan ("401(k) Plan") since 1991. All United States employees of the Company who meet the minimum age and service requirements are eligible to participate in the 401(k) Plan, as amended. The Company may make discretionary contributions to the 401(k) Plan equal to a certain percentage of the participating employees' contributions, subject to the limitations imposed by the 401(k) Plan and the Internal Revenue Code. The Company's contributions amounted to $175, $211 and $121 for 2001, 2000 and 1999, respectively.

     In 1995, the Company established a deferred compensation program ("DCP") to provide key executives and highly compensated employees with supplemental retirement benefits. Eligibility is determined by the Company's Board of Directors. The DCP is not qualified under Section 401 of the Internal Revenue Code. The Company may make discretionary contributions to the DCP equal to a certain percentage of the participants' contributions. The Company's contributions amounted to $19, $18 and $31 for 2001, 2000 and 1999, respectively.

     At the 2001 Annual Meeting of Stockholders held on May 24, 2001, the stockholders approved the Company's 2001 Employee Stock Purchase Plan (The "Employee Stock Purchase Plan"), adopted by the Company's Board of Directors on April 6, 2001. An aggregate of 250,000 shares of Class B Common Stock, $0.33-1/3 par value per share of Saucony, Inc., have been reserved by the Company and may be issued under the Employee Stock Purchase Plan. The plan provides employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company through accumulated payroll deductions, at a price per share equal to 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. The plan qualifies as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code and its provisions are construed so as to extend and limit participation in a manner consistent with the requirements of that section of the code.

     All employees who meet minimum age and service requirements are eligible to participate in the 2001 Employee Stock Purchase Plan. Employee payroll deductions associated with the 2001 Employee Stock Purchase Plan began in September 2001. As of January 4, 2002, employee payroll deductions of $18 have been made in accordance with the plan. There were no purchases of common stock made under the plan as of January 4, 2002.

8.   Commitments and Contingencies:

     Operating Lease Commitments

     The Company is obligated under various operating leases for equipment and rental space through 2010. Total equipment and rental expenses for 2001, 2000 and 1999 were $1,720, $1,261 and $903, respectively. Future minimum equipment and rental payments are as follows: 2002, $1,480; 2003, $1,244; 2004, $1,071; 2005, $628; 2006 and thereafter, $526.

     Short-Term Borrowing Arrangements

     On August 31, 1998, the Company entered into a revolving credit agreement under the terms of which a bank committed a maximum credit line of $15,000 to the Company for cash borrowings and letters of credit. The credit facility was amended and increased on March 12, 1999 to $20,000 and was increased on May 23, 2000 to $30,000 for the period from May 1, 2000 through September 30, 2000. The credit facility was further amended in 2002 and reduced to $15,000, terminating on June 30, 2002. The Company expects to negotiate and extend the facility, or a similar facility, under comparable terms and conditions. Borrowings under the facility bear interest at either the bank's prime rate of interest, less 1.0%, or at the LIBO rate, plus 1.5%. In addition, the Company pays a quarterly commitment fee of 0.375% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the declaration or payment of dividends and the repurchase of common stock, a minimum tangible net worth, as defined, restrictions on annual capital expenditures, a minimum current ratio, as defined, a minimum leverage ratio and a minimum interest coverage, as defined. The credit facility is subject to the bank's periodic review of the Company's operations.

     In February 2002, the Company's primary lender amended the definition of EBIT, earnings before interest and taxes, under the credit facility. The amendment modified the calculation of minimum interest expense coverage in relation to EBIT, to exclude the non-recurring charges of $2,108 incurred by the Company in the fourth quarter of fiscal 2001. The amendment applied solely to the Company's compliance with the minimum interest expense coverage covenant under the credit facility with respect to the fiscal quarters ended January 4, 2002 and April 5, 2002. The Company is in compliance with all other covenants of the credit facility at January 4, 2002 taking into consideration the amendment to the definition of EBIT.

     On March 25, 1998, the Company's primary lender and several of the Company's foreign subsidiaries entered into demand lines of credit letter agreements to provide working capital resources. Demand lines of credit were made available as follows: Saucony Sports BV, Dutch Guilders 3,500,000 and Saucony UK, Inc., British Pounds 800,000. The lines of credit are not committed facilities, therefore, the availability of advances under the lines of credit are at the sole discretion of the bank. At January 4, 2002, there were no borrowings under the demand lines of credit.

     Saucony Canada, Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a credit line of Canadian Dollars 1,500,000 for cash borrowings and letters of credit. At January 4, 2002, there were no borrowings or letters of credit outstanding under this credit outstanding under this credit facility.

     Employment Agreements

     During fiscal 2001, the Company entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $925, annual consumer price index adjustments, life insurance coverage, cash bonuses calculated as a percentage of the Company's consolidated pre-tax income and other perquisites commonly found in such agreements. The employment agreements are scheduled to expire in August 2003, but extend automatically for additional one-year terms beginning upon such scheduled expiration unless prior notice is given by the Company or the employee. The Company has included an aggregate bonus expense to the key executives of $0, $853 and $1,402 in general and administrative expenses for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Included in accrued expenses at January 4, 2002 and January 5, 2001, are accrued bonus expense of $0 and $852, respectively.

     Litigation

     The Company is involved in various routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In management's opinion, none of these proceedings is expected to have a material adverse effect on the Company's financial position, operations or cash flows (irrespective of any potential insurance recovery).

9.   Common Stock:

     The Company has two classes of Common Stock. The Class A Common Stock has voting rights. The Class B Common Stock is non-voting, except with respect to amendments to the Company's Articles of Organization that alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely and as otherwise required by law. The Class B Common Stock has certain features, including a "Class B Protection" feature and a feature pursuant to which the Class B Common Stock is entitled to receive cash dividends equal to 110% of the cash dividends payable on Class A Common Stock, if any, which are intended to minimize the economic reasons for the Class A Common Stock to trade at a premium compared to the Class B Common Stock. The other terms of the Class A Common Stock and Class B Common Stock, including rights with respect to special cash dividends, stock dividends, stock splits, consideration payable in a merger or consolidation and distributions upon liquidation, generally are the same.

     As of January 4, 2002, January 5, 2001 and December 31, 1999, the number of shares of Class A Common Stock and Class B Common Stock outstanding were as follows:

                                                      Class A          Class B
                                                      Common           Common
                                                       Stock            Stock

        Shares outstanding at January 1, 1999.......  2,679,027       3,549,405
        Shares issued...............................      4,100         128,504
        Shares repurchased..........................    (15,000)        (26,500)
                                                    ------------    ------------
        Shares outstanding at December 31, 1999.....  2,668,127       3,651,409

        Shares issued...............................         --          64,160
        Shares repurchased..........................    (98,000)       (201,600)
                                                    ------------    ------------
        Shares outstanding at January 5, 2001.......  2,570,127       3,513,969
        Shares issued...............................         --          17,930
        Shares repurchased..........................     (3,380)        (16,096)
                                                    ------------    ------------
        Shares outstanding at January 4, 2002.......  2,566,747       3,515,803
                                                    ===========     ===========

10.  Stock Options and Stock Purchase Warrants:

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

     At January 4, 2002, a total of 1,900,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Plan.

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

     The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan for the three-year reporting period ended January 4, 2002:

                                                                        Shares

         Shares available at January 1, 1999........................    629,770
         Awards granted.............................................   (346,575)
         Options expired or cancelled...............................     56,265
                                                                    -----------
         Shares available at December 31, 1999......................    339,460
         Additional shares reserved.................................    750,000
         Awards granted.............................................   (239,847)
         Options expired or cancelled...............................     21,300
                                                                    -----------
         Shares available at January 5, 2001........................    870,913
         Awards granted.............................................   (284,801)
         Options expired or cancelled...............................     72,465
                                                                    -----------
         Shares available at January 4, 2002........................    658,577
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

     The Company amortizes stock-based compensation arising from the issuance of restricted stock warrants and below market options over the vesting period of the stock grant or option term. Amortization of stock-based compensation amounted to $7, $6 and $5 for 2001, 2000 and 1999, respectively.

     The following table summarizes the Company's stock option activity as of December 31, 1999, January 5, 2001 and January 4, 2002:

                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise            Option
                                                                Shares              Price           Price Range

           Outstanding at January 1, 1999.....................   334,584         $  4.28       $  2.00   - $   6.50

                Granted.......................................   346,575         $  9.81       $  4.13   - $  22.63
                Exercised.....................................  (132,604)        $  3.79       $  2.00   - $   6.50
                Forfeited.....................................   (42,265)        $  8.00       $  4.44   - $  23.63
                Expired.......................................    (4,000)        $  5.75       $  5.75
                Cancelled.....................................   (14,000)        $  5.13       $  4.75   - $   5.63
                                                              -----------

           Outstanding at December 31, 1999...................   488,290         $  7.99       $  4.00   - $  23.63

                Granted.......................................   239,847         $ 11.75       $  9.88   - $  14.25
                Exercised.....................................   (64,160)        $  4.73       $  4.00   - $   6.50
                Forfeited.....................................   (25,300)        $ 12.91       $  4.88   - $  23.63
                                                              -----------

           Outstanding at January 5, 2001.....................   638,677         $  9.59       $  4.00   - $  19.88

                Granted.......................................   284,801         $  6.64       $  4.50   - $  10.50
                Exercised.....................................   (17,930)        $  4.67       $  4.00   - $   5.13
                Forfeited.....................................   (65,465)        $  7.63       $  4.13   - $  14.63
                Expired.......................................    (7,000)        $  4.19       $  4.00   - $   4.44
                                                              -----------

           Outstanding at January 4, 2002.....................   833,083         $  8.89       $  4.00   - $  19.88
                                                              ==========


     Options exercisable for shares of the Company's Class A and Class B Common Stock as of December 31, 1999, January 5, 2001 and January 4, 2002 are as follows:

                                                                 Options Exercisable
                                       -----------------------------------------------------------------------

                                                                                       Weighted Average
                                                                                        Exercise Price
                                                                                   -----------------------
                                         Class A      Class B                       Class A        Class B
                                         Common       Common                        Common         Common
                                          Stock        Stock          Total          Stock          Stock


          December 31, 1999..............  --         203,220         203,220        --          $   5.88

          January 5, 2001................  --         232,090         232,090        --          $   7.89

          January 4, 2002................  --         396,209         396,209        --          $   8.81



     The following table summarizes information about stock options outstanding at January 4, 2002:

                                                   Options Outstanding                      Options Exercisable
                                      ---------------------------------------------     ----------------------------
                                                          Weighted
                                          Shares           Average       Weighted           Shares         Weighted
                                        Outstanding       Remaining       Average         Exercisable       Average
                     Range of               at           Contractual     Exercise             at           Exercise
                  Exercise Prices        01/04/02       Life (Years)       Price           01/04/02          Price

              $  4.00   - $  4.88           71,180          0.88         $  4.48             55,730        $  4.49
              $  5.00   - $  5.76          185,520          3.92         $  5.40             90,988        $  5.23
              $  6.00   - $  7.06          198,945          9.21         $  6.71             76,140        $  6.25
              $  7.28   - $  8.06           26,000          4.17         $  7.69                 --        $    --
              $  9.88   - $ 10.50            2,500          3.66         $ 10.21                500        $ 10.21
              $ 11.00   - $ 11.38          149,100          6.82         $ 11.26             80,433        $ 11.27
              $ 12.13   - $ 13.44           93,838          3.08         $ 12.46             19,768        $ 12.46
              $ 14.25   - $ 14.69           44,750          2.79         $ 14.68             37,483        $ 14.69
              $ 16.16   - $ 17.75           60,250          2.80         $ 16.53             34,767        $ 16.42
              $ 19.88                        1,000          2.58         $ 19.88                400        $ 19.88
                                        ----------                                        ---------
                                           833,083                                          396,209
                                        ==========                                        =========

     On March 12, 2001, the Company issued common stock purchase warrants to purchase, in the aggregate, 50,250 shares of the Company's Class B Common Stock at a per share price of $7.00 to five of our footwear factories. The stock purchase warrant grant was approved by the Company's Board of Directors on February 27, 2001. The warrants were issued for no cash consideration; but rather as an incentive to the recipients of the warrants to satisfy specific performance criteria which support the Company's financial and operating goals. The warrants vest in five equal annual installments, commencing on March 12, 2002 and expire on March 12, 2006. The right to exercise the warrants is subject to the satisfaction of specific performance criteria by the recipients. Fair value at date of grant for the warrants was $3.93 per warrant. Amortization of stock-based compensation resulting from the stock purchase warrant grant over the vesting period of the warrant term amounted to $31 for 2001 and is recorded as a component of cost of goods sold. The warrants were not included in the computation of earnings per share since they were anti-dilutive.

11.  Earnings Per Share

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                    2001                       2000                      1999
                                           ----------------------     ----------------------    ----------------------

                                              Basic       Diluted       Basic       Diluted       Basic        Diluted
                                              -----       -------       -----       -------       -----        -------
       Net income (loss) available for
         common shares and

         assumed conversions...............$   (940)    $   (940)     $ 8,963      $ 8,963      $ 10,319     $ 10,319
                                           =========    =========     =======      =======      ========     ========

       Weighted-average common shares and
         equivalents outstanding:

       Weighted-average shares
          outstanding......................   6,080        6,080        6,192        6,192         6,292        6,292

         Effect of dilutive securities:
          Stock options....................      --           --           --          149            --          276
                                           --------     --------      -------      -------      --------     --------
                                              6,080        6,080        6,192        6,341         6,292        6,568
                                           ========     ========      =======      =======      ========     ========
       Earnings per share:
         Net income (loss).................$   (.15)    $   (.15)     $  1.45      $  1.41      $  1.64      $   1.57
                                           =========    =========     =======      =======      =======      ========


     Options to purchase 833,000 and 375,000 shares of common stock were outstanding at January 4, 2002 and January 5, 2001, respectively, but were not included in the computations of EPS since the options were anti-dilutive.

     The weighted average fair value at date of grant for options granted in 2001, 2000 and 1999 was $3.57, $6.45 and $4.91 per option, respectively.
     The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.0%, 6.5% and 5.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 71.9%, 70.0% and 62.3%; and a weighted-average expected life of the options of 3.4, 3.7 and 3.5 years.

     Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards in 2001, 2000 and 1999, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                   2001                     2000                       1999
                                          ----------------------     ---------------------     ----------------------

                                             Basic       Diluted       Basic       Diluted       Basic       Diluted
                                          ---------   ---------      --------     --------     --------     ---------

       Net income (loss):

         As reported                     $    (940)   $    (940)     $ 8,963      $ 8,963      $ 10,319     $ 10,319
         Compensation expense for
          stock, net of tax                   (746)        (746)        (535)        (535)         (304)        (304)
                                         ----------   ----------     --------     --------     ---------    ---------

       Pro forma net income (loss)       $  (1,686)   $  (1,686)     $ 8,428      $ 8,428      $ 10,015     $ 10,015
                                         ==========   ==========     =======      =======      ========     ========

       Pro forma earnings per share:
         As reported                     $   (0.15)   $   (0.15)     $  1.45      $  1.41      $  1.64      $  1.57
         Compensation expense for
          stock, net of tax                  (0.12)       (0.12)       (0.09)       (0.08)       (0.05)       (0.05)
                                         ----------   ----------     --------     --------     --------     --------


       Pro forma net income (loss)
         per share                       $   (0.27)   $   (0.27)     $  1.36      $  1.33      $  1.59      $  1.52
                                         ==========   ==========     =======      =======      =======      =======


12.  Income Taxes:

     The provision for income taxes was based on pre-tax income (loss) from operations before minority interest which was subject to taxation by the following jurisdictions:

                                          2001           2000            1999
                                          ----           ----            ----
       Pre-tax income (loss):

           United States..............$   (1,261)     $   14,660      $  15,864
           Foreign....................       897             853          1,725
                                      ----------      ----------      ---------
           Total......................$     (364)     $   15,513      $  17,589
                                      ===========     ==========      =========


     The provision for income taxes consists of the following:

                                           2001          2000            1999
                                           ----          ----            ----
      Current:
            Federal....................$     426      $    4,129      $   5,349
            State......................      165           1,129          1,511
            Foreign....................      540             525            421
                                       ---------      ----------      ---------
                                           1,131           5,783          7,281
                                       ---------      ----------      ---------
      Deferred:
            Federal....................     (828)            523           (139)
            State......................     (176)            132            (47)
            Foreign....................      (39)            (62)           466
                                       ----------     -----------     ---------
                                          (1,043)            593            280
                                       ----------     ----------      ---------

      Change in valuation allowance....      387              85           (367)
                                       ---------      ----------      ----------
            Total......................$     475      $    6,461      $   7,194
                                       =========      ==========      =========


     The net deferred tax asset or liability reported on the consolidated balance sheet consists of the following items as of January 4, 2002 and January 5, 2001:

                                                               2001      2000
                                                               ----      ----
     Net current deferred tax assets:
       Allowance for doubtful accounts and discounts........$   785     $   522
       Inventory allowances and tax costing adjustments.....    287         193
       Deferred compensation................................    549         404
       Other accrued expenses...............................    514         297
       Unrealized gain on marketable securities.............    (37)        (50)
                                                            --------    --------
          Total.............................................$ 2,098     $ 1,366
                                                            -------     -------

     Net long-term deferred tax assets:
       Foreign loss carryforwards...........................$   570     $   449
       Valuation allowance..................................   (570)       (183)
                                                            --------    --------
          Total.............................................$     0     $   266
                                                            -------     -------

     Net long-term deferred tax liabilities:
       Property, plant and equipment........................$   739     $   939
       Investment in limited partnership....................  1,210       1,201
                                                            -------     -------
          Total.............................................$ 1,949     $ 2,140
                                                            -------     -------

        Net deferred tax asset (liability)..................$   149     $  (508)
                                                            =======     ========

     The foreign loss carryforwards relate to operating losses of approximately $1,564, which may be carried forward indefinitely. At January 4, 2002, the Company has determined that it is more likely than not that all of the deferred tax assets resulting from foreign operating losses will not be realized.

     The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $3,076 at January 4, 2002.

     A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes follows:

                                                                                 2001         2000        1999
                                                                                 ----         ----        ----

         Expected tax at 34%..................................................$   (124)   $   5,275     $  5,980
         U.S. federal income tax surcharge....................................      --           --           50
         State income tax, net of federal benefit.............................      (7)         833          967
         Non-deductible expenses and tax-exempt income........................      40          100          294
         International tax rate differences...................................     124          174          291
         Detriment (benefit) of valuation allowance relating
           to foreign losses..................................................     387           85         (367)
         Low-income housing tax credits.......................................      (5)          (6)         (21)
         Adjustment of prior years' estimated tax liabilities.................      60           --           --
                                                                              --------    ---------     --------
         Provision for income taxes...........................................$    475    $   6,461     $  7,194
                                                                              ========    =========     ========

13.  Sale of Cycling Division:

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

      Transaction costs...........................................$    358
      Costs to exit facility and equipment leases and other
        non-cancelable contractual commitments....................     142
      Employee severance and termination benefits.................     210
      Writeoff leasehold improvements.............................      84
      Writeoff goodwill and other deferred charges................     218
                                                                  --------
      Total.......................................................$  1,012
                                                                  ========

     Included in accrued expenses at January 5, 2001 are $144 of costs associated with the sale and exit of the cycling business, which were paid in fiscal 2001.

     Net sales from the cycling division, which are included in our Other Products segment, represented approximately 1.9% and 4.7% of consolidated net sales for fiscal years 2000 and 1999, respectively. The loss on the sale of the cycling division is included in the income before tax for the Other Products segment.

14.  Plant Closing and Other Non-Recurring Charges:

     On November 9, 2001, the Company announced the cessation of manufacturing and closing of the Bangor, Maine facility. During the fourth quarter of fiscal 2001, the Company relocated the Asian sourcing and quality control office to China, resulting in the closure of the Taiwan office. In addition, in the fourth quarter of 2001, the Company negotiated an early termination and exit of a retail store lease. As a result of these actions, the Company recorded pre-tax non-recurring charges of $2,108, or $1,277 after-tax or $0.21 per share after-tax. The closing of the Bangor, Maine facility in January 2002 resulted in the termination of 101 employees, of which 61 were terminated subsequent to January 4, 2002. Assets used extensively by the Bangor, Maine manufacturing facility, the Taiwan office and the retail store have been written down to fair market value. Expenses associated with the plant closing and other non-recurring charges are as follows:

                                                                        Bangor      Taiwan      Retail
                                                                        Plant       Office      Store       Total
                                                                       -------      ------      ------      -----

       Employee severance and termination benefits.....................$ 1,121      $  150      $     4    $  1,275
       Facility and equipment lease exit costs and
         other non-cancelable contractual commitments..................    228          --          200         428
       Writedown of machinery and equipment
         to fair market value..........................................    248          25           77         350
       Professional fees and other transaction costs...................     47          --            8          55
                                                                       -------      ------      -------    --------
         Total.........................................................$ 1,644      $  175      $   289    $  2,108
                                                                       =======      ======      =======    ========


     Included in accrued expenses at January 4, 2002 are $1,461 of costs associated with the plant closing and other non-recurring charges, the majority of which the Company expects will be paid by the end of the first quarter of fiscal 2002. The charge recorded for the Bangor, Maine plant closing and the Taiwan office closing are included in income before tax for the Saucony segment, while the retail store closing is included in income before tax for the Other Products segment.

     As of January 4, 2002, our Bangor, Maine real property had a net book value of $357 and is included on the balance sheet under the caption "Property, plant and equipment". The Company commenced marketing the property in February 2002 and has received market valuations for the property in the range of $875 to $1,250. Beginning in the first quarter of fiscal 2002, the Company will reclassify the real property to current assets as "Held For Sale."

15.  Geographic Segment Data:

     The following table summarizes the Company's operations by geographic area for the years ended January 4, 2002, January 5, 2001 and December 31, 1999 and identifiable assets as of January 4, 2002, January 5, 2001 and December 31, 1999:

                                           2001           2000          1999
                                           ----           ----          ----
       Revenues:

         United States................$   106,450    $   145,744     $   136,572
         Canada.......................      8,464          7,194           6,279
         Other international..........     17,450         14,982          13,036
                                      -----------    -----------     -----------
                                      $   132,364    $   167,920     $   155,887
                                      ===========    ===========     ===========
       International revenues:

         United States - sales to
           foreign distributors........     8,164          5,119          3,560
         Canada........................     8,464          7,194          6,279
         Other international...........     9,286          9,863          9,476
                                       ----------    -----------     -----------
                                       $   25,914    $    22,176     $   19,315
                                       ==========    ===========     ===========
       Inter-area revenues:

         United States.................$    1,228    $       870     $      828
         Canada........................     5,363          4,222          3,639
         Other international...........     4,211          5,077          4,803
                                       ----------    -----------     -----------
                                       $   10,802    $    10,169     $    9,270
                                       ==========    ===========     ===========
       Total revenues:

         United States.................$   107,678    $   146,614     $ 137,400
         Canada........................     13,827         11,416         9,918
         Other international...........     21,661         20,059        17,839
         Less: Inter-area eliminations.    (10,802)       (10,169)       (9,270)
                                       ------------   ------------    ----------
                                       $   132,364    $   167,920     $ 155,887
                                       ===========    ===========     ==========
       Operating income (loss):

         United States.................$    (2,565)   $    13,855     $  16,815
         Canada........................      1,304          1,080           879
         Other international...........      1,151          1,332           590
         Less: Inter-area eliminations.       (159)          (144)          (88)
                                       ------------   ------------    ----------
                                       $      (269)   $    16,123     $  18,196
                                       ============   ===========     ==========
       Identifiable assets:

         United States..................$    78,942    $    78,130     $ 79,288
         Canada.........................      5,222          4,119        5,452
         Other international............      7,403          9,346        7,626
         Less:  Inter-area eliminations.    (13,467)        (8,310)     (15,185)
                                        -----------    -----------    ---------
                                        $    78,100    $    83,285    $  77,181
                                        ===========    ===========    ==========

     Revenues are classified based on customer location. Other revenue consists primarily of royalty income. Inter-area revenues consist primarily of inventory shipments to the Company's international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales and cost of sales. Operating income consists of revenue, less cost of sales, selling expenses, general and administrative expenses, plant closing and other non-recurring charges, and the loss on the sale of the cycling division.

16.  Operating Segment Data:

     The Company's operating segments are organized based on the nature of products. The operating segments of the Company are as follows:

     Saucony Segment

     Performance running, walking and outdoor trail footwear and multi-sport and triathlon athletic apparel sold under the Saucony brand name.

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

     The following table summarizes the results of the Company's operating segments for the years ended January 4, 2002, January 5, 2001 and December 31, 1999 and identifiable assets as of January 4, 2002, January 5, 2001 and December 31, 1999:

                                                                     2001           2000           1999
                                                                     ----           ----           ----
          Revenues:
              Saucony............................................$  110,393      $ 146,596      $  133,262
              Other Products.....................................    21,971         21,324          22,625
                                                                 ----------      ---------      ----------
                                                                 $  132,364      $ 167,920      $  155,887
                                                                 ==========      =========      ==========
           Pre-tax income (loss):
              Saucony............................................$     (296)     $  18,507      $   18,965
              Other Products.....................................       (68)        (2,994)         (1,376)
                                                                 -----------     ----------     -----------
              Total segment pre-tax income (loss)................      (364)        15,513          17,589
              Provision for income taxes.........................       475          6,461           7,194
              Minority interest..................................       101             89              76
                                                                 ----------      ---------      ----------

           Net income (loss).....................................$     (940)     $   8,963      $   10,319
                                                                 ===========     =========      ==========

           Assets:
              Saucony............................................$   62,488      $  68,268      $   61,584
              Other Products.....................................    15,612         15,017          15,597
                                                                 ----------      ---------      ----------
                                                                 $   78,100      $  83,285      $   77,181
                                                                 ==========      =========      ==========
           Depreciation and amortization:
              Saucony............................................$    1,668      $   1,701      $    1,516
              Other Products.....................................       301            257             346
                                                                 ----------      ---------      ----------
                                                                 $    1,969      $   1,958      $    1,862
                                                                 ==========      =========      ==========
           Interest, net:
              Saucony............................................$      104      $     285      $      228
              Other Products.....................................        49            341             455
                                                                 ----------      ---------      ----------
                                                                 $      153      $     626      $      683
                                                                 ==========      =========      ==========
           Components of interest, net
              Interest expense...................................$      213      $     695      $      729
              Interest income....................................        60             69              46
                                                                 ----------      ---------      ----------
                Interest, net....................................$      153      $     626      $      683
                                                                 ==========      =========      ==========

17.  Concentration of Credit Risk:

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

     Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition but does not generally require collateral. Approximately 45% of the Company's gross trade receivables balance was represented by 16 customers at January 4, 2002, which exposes the Company to a concentration of credit risk.

18.  Financial Instruments:

     The carrying value of cash, cash equivalents, receivables, and liabilities approximates fair value. The Company believes similar terms for current long-term debt and other notes payable would be attainable. The fair value of marketable securities is estimated based upon quoted market prices for these securities.

     The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in currencies other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on foreign exchange rates as of January 4, 2002. At January 4, 2002 and January 5, 2001, the notional value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $2,300 and $1,100, respectively. At January 4, 2002, the notional value of the Company's foreign currency exchange contracts to buy and sell Euros was $100 Euros and $96 Euros, respectively; and also to buy $25 British Pounds Sterling. There were no outstanding foreign currency exchange contracts involving Euros or British Pounds Sterling at January 5, 2001. Consistent with the provisions of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and adjustments to the fair value of derivatives that are not hedges must be recognized currently in earnings when they occur.

     The Company believes that these contracts economically function as effective hedges of the underlying exposures but, the foreign currency contracts do not meet the specific criteria as defined in SFAS 133 thus requiring the Company to record all changes in the fair value in earnings in the period of the change. The Company recorded a charge of $35 against fiscal 2001 earnings to record the loss on certain foreign currency contracts. At January 4, 2002 and January 5, 2001, estimated fair value of the Company's non-derivative financial instruments approximated the carrying value.

19.    Quarterly Information:

                                                                                   (Unaudited)

              2001                                                Quarter 1    Quarter 2    Quarter 3  Quarter 4(1)
              ----                                                ---------    ---------    ---------  ------------

              Net sales.........................................$   43,693   $   35,491   $   31,488    $   21,589
              Gross profit......................................    13,699       11,853       10,307         6,284
              Net income........................................     1,346          176          362        (2,824)
              Earnings per share:
                Basic...........................................      0.22         0.03         0.06        (0.46)
                Diluted.........................................      0.22         0.03         0.06        (0.46)

              2000                                                Quarter 1  Quarter 2(2)   Quarter 3  Quarter 4(3)
              ----                                                ---------  ------------   ---------  ------------

              Net sales.........................................$   46,848   $   43,979   $   45,269    $   31,701
              Gross profit......................................    17,445       16,814       17,340        10,603
              Net income........................................     3,208        1,373        3,780           602
              Earnings per share:
                Basic...........................................      0.51         0.22         0.61         0.09
                Diluted.........................................      0.50         0.22         0.60         0.09
       --------------

         (1) The Company closed its Bangor, Maine manufacturing facility, terminated and exited a retail store lease, closed its Taiwan office and incurred other reorganization related expenses. See
              Note 14 for further information relating to these transactions

         (2) The Company sold substantially all of the assets and business of its cycling division during the second quarter of fiscal 2000. See
              Note 13 for further information relating to this transaction.

         (3)  The fourth quarter of fiscal 2000 consisted of 14 weeks.

     Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum may not equal the total earnings per share amounts for fiscal 2001 and 2000.

20.  Supplemental Cash Flow Disclosure

     The  following  table  summarizes   additional   disclosure  of  cash  flow
     information for the years ended January 4, 2002, January 5, 2001 and December 31, 1999:

                                                                              2001          2000             1999
                                                                              ----          ----             ----
      Supplemental disclosure of cash flow information:
           Cash paid during the period for:
              Income taxes, net of refunds.................................$     857      $   6,695       $   8,090
                                                                           =========      =========       =========
              Interest.....................................................$     205      $     605       $     688
                                                                           =========      =========       =========

          Non-cash Investing and Financing Activities:
              Property purchased under capital leases......................$     102      $      --       $     160
                                                                           =========      =========       =========

          Plant closing and other related charges..........................$   2,108             --              --
              Cash received................................................        3             --              --
              Severance and other payments.................................     (386)            --              --
                                                                           ----------     ---------       ---------
                                                                           $   1,725             --              --
          Non-cash portion:
              Accrued expenses.............................................$   1,461             --              --
              Property, plant and equipment................................      264             --              --
                                                                           ---------      ---------       ---------
                                                                           $   1,725             --              --
                                                                           =========      =========       =========


Report of Independent Public Accountants
On Schedules


To Saucony, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the accompanying consolidated financial statements of Saucony, Inc. for the year ended January 4, 2002 included in this Form 10-K and have issued our report thereon dated February 14, 2002.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                           Arthur Andersen LLP



Boston, Massachusetts
February 14, 2002


                         SAUCONY, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            For the Years Ended January 4, 2002, January 5, 2001 and
                               December 31, 1999

                             (dollars in thousands)



                                                                                  Additions
                                                                     Balance     charged to    Deductions      Balance
                                                                    beginning    costs and        from           end
                                                                    of year        expenses      reserve       of year
                                                                    -------        --------      -------       -------

Year ended January 4, 2002:
  Allowance for doubtful accounts and discounts...................$   2,047      $  5,767      $   5,357     $   2,457

Year ended January 5, 2001:
  Allowance for doubtful accounts and discounts...................$   3,534      $  5,525      $   7,012     $   2,047

Year ended December 31, 1999:
  Allowance for doubtful accounts and discounts...................$   1,880      $  7,151      $   5,497     $   3,534



                                  Exhibit Index

Exhibit
Number                              Description


3.1        Restated Articles of Organization, as amended, of the Registrant are incorporated herein by reference to Exhibits 3.1 and 3.2 to
           the Registrant's current report on Form 8-K dated May 21, 1998.    *

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

10.3 Second Amendment dated April 20, 1999 to the Credit Agreement is incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 5,
           2001.                                                              *

10.4 Third Amendment dated May 23, 2000 to the Credit Agreement is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
           June 30, 2000.                                                     *

10.5 Letter Amendment dated July 31, 2001 to the Credit Agreement is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
           July 6, 2001.                                                      *

10.6       Letter Amendment dated September 24, 2001 to the Credit Agreement is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
           October 5, 2001.                                                   *

10.7       Letter Amendment dated October 19, 2001 to the Credit Agreement is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
           October 5, 2001.                                                   *

10.8       Letter Amendment dated November 23, 2001 to the Credit Agreement.

10.9       Letter Amendment dated December 26, 2001 to the Credit Agreement.


10.10**    1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report
           on Form 10-K for the fiscal year ended January 2, 1998.            *

10.11** Amendment No. 3 to 1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
           1999.                                                              *

10.12** Amendment No. 4 to 1993 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
           June 30, 2000.                                                     *

10.13**    VP Bonus Plan is incorporated herein by reference to Exhibit 10.19
           to the Form S-2.                                                   *

10.14**    1993 Director Option Plan is incorporated herein by reference to
           Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q
           for the fiscal quarter ended April 2, 1993.                        *

10.15** 2001 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration
           Statement on Form S-8 (File No. 333-65974).                        *

10.16**    Employment Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report
           on Form 10-Q for the fiscal quarter ended September 29, 2000.      *

10.17** Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report
           on Form 10-Q for the fiscal quarter ended September 29, 2000.      *

10.18**    Employment Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report
           on Form 10-Q for the fiscal quarter ended September 29, 2000.      *

10.19**    Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is
           incorporated herein by reference to Exhibit 10.4 to the
           Registrant's Quarterly Report on Form 10-Q for the fiscal
           quarter ended September 29, 2000.                                  *

10.20** Severance Agreement as of January 31, 2002 by and between the Registrant and Arthur E. Rogers.

21         Subsidiaries of the Registrant.

23.1       Consent of Arthur Andersen LLP.

23.2       Consent of PricewaterhouseCoopers LLP.

99.1       Letter regarding confirmation of Arthur Andersen LLP representations.

--------------------

*             Incorporated herein by reference.

** Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.