Form 10-Q
period 2002-04-05
SAUCONY INC
filed 2002-05-17
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 5, 2002

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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                               Shares Outstanding
                  -----                               as of May 13, 2002
                                                    ----------------------

Class A Common Stock-$.33 1/3 Par Value Per Share          2,566,747
Class B Common Stock-$.33 1/3 Par Value Per Share          3,529,439
                                                           ---------
                                                           6,096,186






                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

     Condensed Consolidated Balance Sheets as of April 5, 2002
         and January 4, 2002...............................................3

     Condensed Consolidated Statements of Income for the
         thirteen weeks ended April 5, 2002 and April 6, 2001..............4

     Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended April 5, 2002 and April 6, 2001..............5

     Notes to Condensed Consolidated Financial Statements --
         April 5, 2002..................................................6-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.................................11-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......17


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................17

Signature.................................................................18

Exhibit Index.............................................................19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED


                                           SAUCONY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                               (Amounts in thousands)

                                                       ASSETS
                                                                                 April 5,         January 4,
                                                                                   2002              2002
                                                                                   ----              ----
                                                                                (unaudited)
Current assets:
   Cash and cash equivalents....................................................$  15,271        $   22,227
   Accounts receivable..........................................................   25,469            14,742
   Inventories..................................................................   24,987            28,404
   Prepaid expenses and other current assets....................................    3,640             4,165
                                                                                ---------        ----------
     Total current assets.......................................................   69,367            69,538
                                                                                ---------        ----------

Property, plant and equipment, net..............................................    6,223             6,989
                                                                                ---------        ----------
Other assets....................................................................    1,547             1,573
                                                                                ---------        ----------
Total assets....................................................................$  77,137        $   78,100
                                                                                =========        ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt.........................................$      73        $       88
   Accounts payable.............................................................    4,927             6,635
   Accrued expenses and other current liabilities...............................    4,589             5,602
                                                                                ---------        ----------
     Total current liabilities..................................................    9,589            12,325
                                                                                ---------        ----------

Long-term obligations:
   Deferred income taxes........................................................    1,944             1,949
   Other long-term obligations..................................................      209               204
                                                                                ---------        ----------
     Total long-term obligations................................................    2,153             2,153
                                                                                ---------        ----------

Minority interest in consolidated subsidiaries..................................      525               460
                                                                                ---------        ----------

Stockholders' equity:
   Common stock, $.33 1/3 par value.............................................    2,254             2,250
   Additional paid in capital...................................................   17,464            17,398
   Retained earnings............................................................   52,003            50,702
   Accumulated other comprehensive loss.........................................   (1,278)           (1,301)
                                                                                ----------       -----------
                                                                                   70,443            69,049

Less:      Common stock held in treasury, at cost...............................   (5,417)           (5,417)
           Notes receivable.....................................................       --              (303)
           Unearned compensation................................................     (156)             (167)
                                                                                ----------       -----------
              Total stockholders' equity........................................   64,870            63,162
                                                                                ---------        ----------

Total liabilities and stockholders' equity......................................$  77,137        $   78,100
                                                                                =========        ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.



                                           SAUCONY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THIRTEEN WEEKS ENDED APRIL 5, 2002 AND APRIL 6, 2001

                                                     (Unaudited)
                                      (In thousands, except per share amounts)


                                                                              Thirteen Weeks    Thirteen Weeks
                                                                                   Ended             Ended
                                                                               April 5, 2002     April 6, 2001
                                                                               -------------     -------------

Net sales.......................................................................$  34,787        $   43,693
Other revenue ..................................................................       64               103
                                                                               ----------        ----------
Total revenue ..................................................................   34,851            43,796
                                                                               ----------        ----------

Costs and expenses
   Cost of sales................................................................   22,888            29,994
   Selling expenses.............................................................    4,961             6,421
   General and administrative expenses..........................................    4,732             4,974
                                                                                ---------        ----------
     Total costs and expenses...................................................   32,581            41,389
                                                                                ---------        ----------

Operating income................................................................    2,270             2,407

Non-operating income (expense)
   Interest, net................................................................       24               (60)
   Foreign currency.............................................................      (25)               87
   Other........................................................................       63               (34)
                                                                                ---------        -----------

Income before income taxes and minority interest................................    2,332             2,400

Provision for income taxes......................................................      967             1,015

Minority interest in income of consolidated subsidiaries........................       64                39
                                                                                ---------        ----------

Net income......................................................................$   1,301        $    1,346
                                                                                =========        ==========

Per share amounts:

Earnings per common share:
   Basic........................................................................$    0.21        $     0.22
                                                                                =========        ==========
   Diluted......................................................................$    0.21        $     0.22
                                                                                =========        ==========

Weighted average common shares outstanding:
   Basic........................................................................    6,085             6,081
                                                                                =========        ==========
   Diluted......................................................................    6,120             6,188
                                                                                =========        ==========

Cash dividends per share of common stock........................................        0                 0
                                                                                =========        ==========



          The accompanying notes are an integral part of these condensed consolidated financial statements.



                         SAUCONY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 5, 2002 AND APRIL 6, 2001

                                   (Unaudited)
                                 (In thousands)

                                                                                April 5,         April 6,
                                                                                  2002             2001
                                                                                  ----             ----

Cash flows from operating activities:
     Net income.................................................................$  1,301         $   1,346
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................     448               483
     Provision for bad debts and discounts......................................   1,551             1,877
     Deferred income tax expense (benefit)......................................     140              (630)
     Other......................................................................      68                41
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable.................................................... (12,274)          (11,977)
         Inventories............................................................   3,359             6,655
         Prepaid expenses and other current assets..............................     (85)              333
       Increase (decrease) in liabilities:
         Accounts payable.......................................................  (1,706)           (2,042)
         Accrued expenses.......................................................    (120)           (1,883)
                                                                                ---------        ----------
   Total adjustments............................................................  (8,619)           (7,143)
                                                                                ---------        ----------

Net cash used by operating activities...........................................  (7,318)           (5,797)
                                                                                ---------        ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................     (61)             (408)
   Change in deferred charges, deposits and other...............................     (11)               13
   Marketable securities - realized and unrealized (gains) losses...............      (1)               35
                                                                                ---------        ---------
Net cash used by investing activities...........................................     (73)             (360)
                                                                                ---------        ----------

Cash flows from financing activities:
   Net short-term borrowings....................................................      --             3,800
   Repayment of long-term debt and capital lease obligations....................     (16)              (99)
   Common stock repurchased.....................................................      --              (133)
   Receipt of payment on notes receivable.......................................     312                --
   Issuances of common stock, including options.................................      65                11
                                                                                --------         ---------
Net cash provided by financing activities.......................................     361             3,579
Effect of exchange rate changes on cash and cash equivalents....................      74               168
                                                                                --------         ---------
Net decrease in cash and cash equivalents.......................................  (6,956)           (2,410)
Cash and equivalents at beginning of period.....................................  22,227             4,738
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$ 15,271         $   2,328
                                                                                ========         =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes, net of refunds...............................................$   (473)        $     482
                                                                                =========        =========
     Interest...................................................................$      2         $      85
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$     --         $     102
                                                                                ========         =========

                   The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 5, 2002

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 4, 2002. Operating results for the thirteen weeks ended April 5, 2002, are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at April 5, 2002 and January 4, 2002 consisted of the following:


                                        April 5,           January 4,
                                          2002                2002
                                          ----                ----

  Finished goods......................$    23,154        $    25,466

  Work in progress....................        189              1,501

  Raw materials.......................      1,644              1,437
                                      -----------        -----------

                                      $    24,987        $    28,404
                                      ===========        ===========

NOTE 3 - EARNINGS PER COMMON SHARE

                                                                      Earnings per Common Share
                                                     ---------------------------------------------------------

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            April 5, 2002                  April 6, 2001
                                                     ---------------------------    --------------------------

                                                         Basic         Diluted         Basic          Diluted
                                                         -----         -------         -----          -------
Consolidated income

Net income available for common
   shares and assumed conversions.....................$  1,301        $ 1,301        $  1,346       $  1,346
                                                      ========        =======        ========       ========

Weighted-average common shares and equivalents outstanding:

   Weighted-average shares outstanding................   6,085          6,085           6,081          6,081

   Effect of dilutive securities:
     Employee stock options...........................      --             35              --            107
                                                      --------        -------        --------       --------

                                                         6,085          6,120           6,081          6,188
                                                      ========        =======        ========       ========
Earnings per share:
   Net income.........................................$   0.21        $  0.21        $  0.22        $   0.22
                                                      ========        =======        =======        ========


Options to purchase 650,000 and 396,000 shares of common stock, outstanding at April 5, 2002 and April 6, 2001, respectively, were not included in the computations of diluted earnings per share, for the respective periods, since the options were anti-dilutive.


NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME

                                                                             Thirteen Weeks        Thirteen Weeks
                                                                                  Ended                 Ended
                                                                              April 5, 2002         April 6, 2001
                                                                              -------------         -------------

Net income.......................................................................$ 1,301               $ 1,346

Other comprehensive income:
   Foreign currency translation adjustments, net of tax..........................     23                  (229)
Cash flow hedges
   Cumulative effect of change in accounting principles,
     net of tax..................................................................     --                    10
   Reclassification adjustments, net of tax......................................     --                    (7)
   Net losses during period, net of tax..........................................     --                   (34)
                                                                                 -------               --------

Total other comprehensive income, net of tax.....................................     23                  (260)
                                                                                 -------               --------

Comprehensive income.............................................................$ 1,324               $ 1,086
                                                                                 =======               =======

NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen weeks ended April 5, 2002 and April 6, 2001, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 2002.

                                                                    Thirteen Weeks        Thirteen Weeks
                                                                         Ended                 Ended
                                                                     April 5, 2002         April 6, 2001
                                                                     -------------         -------------
       Revenues:
           Saucony....................................................$   28,955            $  39,054
           Other Products.............................................     5,896                4,742
                                                                      ----------            ---------
                Total revenue.........................................$   34,851            $  43,796
                                                                      ==========            =========

       Income (loss) before income taxes and minority interest:
           Saucony....................................................$    2,235            $   2,550
           Other Products.............................................        97                 (150)
                                                                      ----------            ----------
                Total.................................................$    2,332            $   2,400
                                                                      ==========            =========


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB
17). The Company adopted SFAS 142 on January 5, 2002. In applying SFAS 142 the Company performed the transitional reassessment and impairment test required as of January 4, 2002 and determined the goodwill to have indefinite lives and that there was no impairment of these assets. The Company discontinued amortizing goodwill on January 4, 2002. At January 4, 2002, the net book value of goodwill was $912.

The transitional disclosure of reported net earnings for the thirteen weeks ended April 6, 2001, as adjusted, is presented below:


                                                                Thirteen Weeks            Thirteen Weeks
                                                                     Ended                     Ended
                                                                 April 5, 2002             April 6, 2001
                                                                 -------------             -------------

Reported net income..........................................    $    1,301                 $  1,346
Addback amortization of goodwill,
   net of tax benefit........................................            --                       22
                                                                 ----------                 --------
Adjusted net income..........................................    $    1,301                 $  1,368
                                                                 ==========                 ========

Basic earnings per share:
As reported..................................................    $     0.21                 $   0.22
Addback goodwill.............................................            --                       --
                                                                 ----------                 --------
Adjusted net income..........................................    $     0.21                 $   0.22
                                                                 ==========                 ========

Diluted earnings per share:
As reported..................................................    $     0.21                 $   0.22
Addback goodwill.............................................            --                       --
                                                                 ----------                 --------
Adjusted net income..........................................    $     0.21                 $   0.22
                                                                 ==========                 ========


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

SFAS 144

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of', (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", (APB 30) for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", (ARB
51) to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are to be applied to all long-lived assets, with the exception of goodwill. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carry amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference the carrying amount and the fair value of the asset. SFAS 144 expands upon the criteria, beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale and provides guidance on the accounting for long-lived assets classified as held for sale if the asset is being reclassified as held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The provisions of SFAS 144 generally are to be applied prospectively. The Company adopted SFAS 144 in the first quarter of fiscal 2002 and the adoption did not have a material impact on the Company's earnings or financial position.


NOTE 7 - PLANT CLOSING AND OTHER NON-RECURRING CHARGE ACCRUALS

Included in accrued expenses at April 5, 2002 are $653 of costs associated with the Bangor, Maine plant closing and other non-recurring charges recorded in the fourth quarter of fiscal 2001. The Company expects that a majority of these costs will be paid by the end of the second quarter of fiscal 2002.


NOTE 8 - ASSETS HELD FOR SALE

The Company has commenced marketing its Bangor, Maine real property, which had been previously used for the assembly of our domestic Saucony footwear, in February 2002. The property is available for immediate sale in its current condition and the Company expects that the property will be sold during fiscal 2002. The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value. As of April 5, 2002, the fair value of the property, based upon an independent appraisal, exceeds the net book value of the property, which was $357 as of April 5, 2002. As a result of the Company's decision to sell the property, the Bangor, Maine real property has been reclassified to current assets as "Held For Sale" and is included on the balance sheet at April 5, 2002 under the caption "Prepaid Expenses and Other Current Assets".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K for the fiscal year ended January 4, 2002 under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Other Factors That May Affect Future Results" ("Certain Factors") filed by us with the Securities and Exchange Commission on April 3, 2002, which Certain Factors discussion is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by this reference. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission. We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to: revenue recognition - defective products returns and other allowances, accounts receivable - allowances for doubtful accounts, inventories and income taxes. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended January 4, 2002, as filed with the Securities and Exchange Commission on April 3, 2002.

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.


 Highlights
                                                      Increase (Decrease)
                                                     Thirteen Weeks Ended
                                                April 5, 2002 vs. April 6, 2001
                                                -------------------------------

    Net sales....................................  ($8,906)        (20.4%)
    Gross profit.................................   (1,800)        (13.1%)
    Selling, general and administrative
      expenses...................................   (1,702)        (14.9%)

                                                           $ Change
                                                     Thirteen Weeks Ended
                                                April 5, 2002 vs. April 6, 2001
                                                -------------------------------

    Operating income.................................       ($137)
    Income before income taxes.......................         (68)
    Net income.......................................         (45)

                                                      Percent of Net Sales
                                                      Thirteen Weeks Ended
                                                April 5, 2002 vs. April 6, 2001
                                                -------------------------------

    Gross profit...................................  34.2%           31.4%
    Selling, general and administrative expenses...  27.9            26.1
    Operating income...............................   6.5             5.5
    Income before income taxes.....................   6.7             5.5
    Net income.....................................   3.7             3.1


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen weeks ended April 5, 2002 and April 6, 2001:


                                             Thirteen Weeks Ended

                                April 5, 2002                  April 6, 2001
                        --------------------------     -------------------------

    Saucony.............$    28,907         83.1%      $    38,952         89.1%

    Other Products......      5,880         16.9%            4,741         10.9%
                        -----------     ---------      -----------      --------

    Total...............$    34,787        100.0%      $    43,693        100.0%
                        ===========     =========      ===========      ========

Thirteen Weeks Ended April 5, 2002 Compared to Thirteen Weeks Ended April 6,
2001

Consolidated Net Sales

Net sales decreased $8,906, or 20%, to $34,787 in the thirteen weeks ended April 5, 2002 from $43,693 in the thirteen weeks ended April 6, 2001.

On a geographic basis, domestic sales decreased $9,898, or 27%, to $26,240 in the thirteen weeks ended April 5, 2002 from $36,138 in the thirteen weeks ended April 6, 2001. International sales increased $992, or 13%, to $8,547 in the thirteen weeks ended April 5, 2002 from $7,555 in the thirteen weeks ended April 6, 2001.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and apparel decreased $10,045, or 26%, to $28,907 in the thirteen weeks ended April 5, 2002 from $38,952 in the thirteen weeks ended April 6, 2001, due primarily to a decrease in domestic footwear unit volume, partially offset by higher international footwear unit volumes and higher average domestic wholesale per pair selling prices. The overall average domestic wholesale selling prices per pair of domestic footwear increased 24% in the thirteen weeks ended April 5, 2002 versus thirteen weeks ended April 6, 2001, due to an increase in first quality technical unit volumes and decreased Originals, closeout footwear and special makeup footwear unit volumes, all of which are sold at prices below our first quality technical footwear.

Domestic net sales decreased $10,959, or 34%, to $20,958 in the thirteen weeks ended April 5, 2002 from $31,917 in the thirteen weeks ended April 6, 2001, due primarily to a 47% decrease in footwear unit volumes, partially offset by higher average wholesale per pair selling prices. The footwear unit volume decrease in the thirteen weeks ended April 5, 2002 was due primarily to a 77% decrease in Original footwear unit volumes and, to a lesser extent, a 59% decrease in closeout footwear unit volumes and a 46% decrease in special makeup footwear unit volumes. These decreases were partially offset by a 30% increase in first quality technical footwear unit volumes. The average wholesale per pair selling prices for domestic footwear increased due to a change in the product mix to increased technical footwear unit volumes and decreased Originals, closeout footwear and special makeup footwear unit volumes. Sales of closeout footwear accounted for approximately 9% of domestic Saucony net sales in the thirteen weeks ended April 5, 2002 compared to 14% in the thirteen weeks ended April 6, 2001. The Originals footwear accounted for 19% of domestic footwear unit volume in the thirteen weeks ended April 5, 2002 versus 51% in the thirteen weeks ended April 6, 2001. The unit volume decrease in Originals footwear was primarily due to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell.

International net sales increased $914, or 13%, to $7,949 in the thirteen weeks ended April 5, 2002 from $7,035 in the thirteen weeks ended April 6, 2001, due primarily to an 11% increase in footwear unit volumes, partially offset by lower average wholesale per pair sell prices and the negative impact of the stronger U.S. dollar against European currencies. The footwear average wholesale per pair selling price decreased primarily due a change in product mix for technical footwear sold at our international subsidiaries, offset partially by higher international distributor average wholesale per pair selling prices, due to a change in the product mix for Originals footwear to higher priced product. Footwear unit volumes at our European and Canadian subsidiaries, increased 26% in the thirteen weeks ended April 5, 2002 versus the thirteen weeks ended April 6, 2001. International distributor footwear unit volumes decreased 13%, due to decreased European distributor unit volumes and an 18% decrease in Originals footwear unit volumes sold in Japan. Distributor sales into the Japanese footwear market accounted for 10% of international sales in the thirteen weeks ended April 5, 2002, compared to 13% in the thirteen weeks ended April 6, 2001. Other Products Segment

Worldwide sales of Other Products increased $1,139, or 24%, to $5,880 in the thirteen weeks ended April 5, 2002 from $4,741 in the thirteen weeks ended April 6, 2001 due primarily to a 26% increase in sales of our Hind brand apparel and a 23% increase in sales at our factory outlet stores.

Domestic net sales of Other Products increased $1,061, or 25%, to $5,282 in the thirteen weeks ended April 5, 2002 from $4,221 in the thirteen weeks ended April 6, 2001, due primarily to a 24% increase in Hind apparel unit volume and a 3% increase in the average wholesale unit selling prices for our Hind apparel brand and increased sales at our factory outlet division stores due to increased sales at stores open for more than one year and the net addition of one factory outlet store.

International net sales of Other Products increased $78, or 15%, to $598 in the thirteen weeks ended April 5, 2002 from $520 in the thirteen weeks ended April 6, 2001, due primarily to increased Hind apparel sales in Canada.

Costs and Expenses

Our gross margin in the thirteen weeks ended April 5, 2002 increased 2.8% to 34.2% from 31.4% in the thirteen weeks ended April 6, 2001, due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the margin increase were proportionately lower sales of closeout footwear, reduced expenses resulting from the closure of our Bangor, Maine production facility, decreased sales of special makeup footwear, which carry lower gross margins, offset in part by increased international sales which carry lower gross margins.

The SG&A ratio increased 1.8% to 27.9% of net sales in the thirteen weeks ended April 5, 2002 from 26.1% in the thirteen weeks ended April 6, 2001. In absolute dollars, selling, general and administrative expenses decreased $1,702, or 15%, to $9,693 in the thirteen weeks ended April 5, 2002 from $11,395 in the thirteen weeks ended April 6, 2001. Decreased spending in the thirteen weeks ended April 5, 2002 was due primarily to decreased print advertising, decreased account-specific advertising, decreased spending on events and promotions, reduced variable selling expenses and decreased administrative spending.

Net interest expense decreased $84, to interest income of $24 in the thirteen weeks ended April 5, 2002 from interest expense of $60 in the thirteen weeks ended April 5, 2001, due primarily to the absence of borrowings against our domestic and foreign credit facilities and, to a lesser extent, increased interest income.

Income Before Tax and Minority Interest

                                               Thirteen Weeks Ended
                                               --------------------
                                        April 5,                  April 6,
                                          2002                      2001
                                          ----                      ----
         Segment
           Saucony.....................$   2,235                  $  2,550
           Other Products..............       97                      (150)
                                       ---------                  ---------
           Total.......................$   2,332                  $  2,400
                                       =========                  ========

Income before tax decreased by $68 in the thirteen weeks ended April 5, 2002 to $2,332 compared to $2,400 in the thirteen weeks ended April 6, 2001, due primarily to lower pre-tax income realized by the domestic Saucony segment due to lower sales, partially offset by improved profitability in our Saucony international business. The improvement in our Other Products segment income before tax is due primarily to improved profitability at our factory outlets due to increased sales and the closing of an underperforming retail store.

Income Taxes

The provision for income taxes decreased to $967 in the thirteen weeks ended April 5, 2002 from $1,015 in the thirteen weeks ended April 6, 2001, due primarily to lower pre-tax income realized by the domestic Saucony segment. The effective tax rate decreased .8% to 41.5% in the thirteen weeks ended April 5, 2002 from 42.3% in the thirteen weeks ended April 6, 2001 due to a shift in the composition of domestic and foreign pre-tax earnings.

Net Income

Net income for thirteen weeks ended April 5, 2002 decreased to $1,301, or $0.21 per diluted share, compared to $1,346 or $0.22 per diluted share, in the thirteen weeks ended April 5, 2001. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,120 and 6,188, respectively, in the thirteen weeks ended April 5, 2002 and April 6, 2001.

Liquidity and Capital Resources

As of April 5, 2002, our cash and cash equivalents totaled $15,271, a decrease of $6,956 from January 4, 2002. The decrease is due primarily to a use of cash from operations of $7,318, cash outlays for capital assets of $61 and the repayment of long-term debt of $16. This decrease in cash was offset partially by the receipt of payment on notes receivable of $312 and the receipt of $65 from the issuance of shares of our common stock.

Our accounts receivable increased $10,723, net of the provision for bad debts and discounts, due to increased sales of our Saucony footwear products in the thirteen weeks ended April 5, 2002, compared to our sales for the thirteen weeks ended January 4, 2002. Our days sales outstanding for accounts receivable improved to 67 days in the thirteen weeks ended April 5, 2002 from 76 days in the thirteen weeks ended April 6, 2001 due to a shift in the domestic sales mix to products and programs which offer less dating and the impact of proportionately higher sales at our factory outlet division. Inventories decreased $3,359 in the thirteen weeks ended April 5, 2002 from January 4, 2002, due to seasonal inventory requirements. The number of day's sales in inventory increased to 99 days in the thirteen weeks ended April 5, 2002 from 95 days in the thirteen weeks ended April 6, 2001.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in the thirteen weeks ended April 5, 2002 included a decrease of $1,706 in accounts payable (due to lower inventory levels), a decrease of $120 in accrued expenses (due primarily to the payment of plant closing severance and other costs accrued in fiscal 2001, offset by the receipt of $653 in income tax refunds) and an increase in prepaid expenses of $85 (due to increased advertising prepayments).

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments. During the thirteen weeks ended April 5, 2002, we used $7,318 in cash to fund operations, due primarily to an increase in accounts receivable. In the thirteen weeks ended April 6, 2001, we used $5,797 in cash to fund operations also due to an increase in accounts receivable. At April 5, 2002, we had no borrowings outstanding under our credit facilities, compared to $6,271 at April 6, 2001. INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into forward foreign exchange contracts to minimize certain transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes certain transaction currency risks.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB
17). We adopted SFAS 142 on January 5, 2002. In applying SFAS 142 we performed the transitional reassessment and impairment test required as of January 4, 2002 and determined the goodwill to have indefinite lives and that there was no impairment of these assets. We discontinued amortizing goodwill on January 4, 2002. At January 4, 2002, the net book value of goodwill was $912.

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

SFAS 144

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of', (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", (APB 30) for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", (ARB
51) to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are to be applied to all long-lived assets, with the exception of goodwill. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carry amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 expands upon the criteria, beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale and provides guidance on the accounting for long-lived assets classified as held for sale if the asset is being reclassified as held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The provisions of SFAS 144 generally are to be applied prospectively. We adopted SFAS 144 in the first quarter of fiscal 2002 and the adoption did not have a material impact on our earnings or on our financial position.


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

b.            Reports on Form 8-K

              The Company did not file any Current Reports on Form 8-K during the quarter ended April 5, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Saucony, Inc.


Date:   May 17, 2002                     By:  /s/ Michael Umana
                                         ------------------------------------
                                         Michael Umana
                                         Senior Vice President, Finance
                                         Chief Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer)

                                  EXHIBIT INDEX



Exhibit No.                       Description

   10.1 Letter Amendment dated February 22, 2002 to the Credit Agreement, dated August 31, 1998, between Saucony, Inc. and State Street Bank and Trust Company.

   10.2 Letter Amendment dated March 7, 2002 to the Credit Agreement, dated August 31, 1998, between Saucony, Inc. and State Street Bank and Trust Company.

   99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 4, 2002 filed with the Securities and Exchange Commission on April 3, 2002.