Form 10-Q
period 2002-07-02
SAUCONY INC
filed 2002-08-16
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 5, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
                  Class                                   as of August 12, 2002
                  -----                                   ---------------------

Class A Common Stock-$.33 1/3 Par Value Per Share               2,566,747
Class B Common Stock-$.33 1/3 Par Value Per Share               3,535,859
                     ---- - -                                   ---------

                                                                6,102,606
                                                                =========





                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page
                                                                         ----

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

     Condensed Consolidated Balance Sheets as of July 5, 2002
         and January 4, 2002................................................3

     Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 5, 2002 and July 6, 2001...............4

     Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended July 5, 2002 and July 6, 2001...........5

     Notes to Condensed Consolidated Financial Statements --
         July 5, 2002....................................................6-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................11-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........20


Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............21

Item 6.  Exhibits and Reports on Form 8-K..................................21

Signature..................................................................22

Exhibit Index..............................................................23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                           SAUCONY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                               (Amounts in thousands)

                                                       ASSETS
                                                                                  July 5,         January 4,
                                                                                   2002              2002
                                                                                   ----              ----

Current assets:
   Cash and cash equivalents....................................................$  20,477        $   22,227
   Accounts receivable..........................................................   26,559            14,742
   Inventories..................................................................   25,883            28,404
   Prepaid expenses and other current assets....................................    3,425             4,165
                                                                                    -----             -----
     Total current assets.......................................................   76,344            69,538
                                                                                   ------            ------

Property, plant and equipment, net..............................................    5,900             6,989
                                                                                    -----             -----
Other assets....................................................................    1,423             1,573
                                                                                    -----             -----
Total assets....................................................................$  83,667        $   78,100
                                                                                =========        ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                $     621        $       --
   Current maturities of long-term debt.........................................        9                88
   Accounts payable.............................................................    7,015             6,635
   Accrued expenses and other current liabilities...............................    6,360             5,602
                                                                                    -----             -----
     Total current liabilities..................................................   14,005            12,325
                                                                                   ------            ------

Long-term obligations:
   Deferred income taxes........................................................    1,992             1,949
   Other long-term obligations..................................................      213               204
                                                                                      ---               ---
     Total long-term obligations................................................    2,205             2,153
                                                                                    =====             =====

Minority interest in consolidated subsidiaries..................................      606               460
                                                                                      ---               ---

Stockholders' equity:
   Preferred stock, $1.00 par; authorized 500,000 shares; none issued...........       --                --
   Common stock:
     Class A, $.333 par; authorized 20,000,000 shares
       (issued 2002, 2,711,127 and 2001, 2,711,127).............................      904               904
     Class B, $.333 par; authorized 20,000,000 shares
       (issued 2002, 4,057,455 and 2001, 4,037,399).............................    1,352             1,346
   Additional paid in capital...................................................   17,490            17,398
   Retained earnings............................................................   53,552            50,702
   Accumulated other comprehensive loss.........................................     (885)           (1,301)
   Common stock held in treasury,
     at cost (2002, 665,976; 2001, 665,976).....................................   (5,417)           (5,417)
   Notes receivable.............................................................       --              (303)
   Unearned compensation........................................................     (145)             (167)
                                                                                     ----              ----
       Total stockholders' equity...............................................   66,851            63,162
                                                                                   ------            ------

Total liabilities and stockholders' equity......................................$  83,667        $   78,100
                                                                                =========        ==========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           SAUCONY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 5, 2002 AND JULY 6, 2001

                                                     (Unaudited)
                                      (In thousands, except per share amounts)

                                                             Thirteen       Thirteen     Twenty-Six    Twenty-Six
                                                               Weeks          Weeks         Weeks         Weeks
                                                               Ended          Ended         Ended         Ended
                                                           July 5, 2002   July 6, 2001  July 5, 2002  July 6, 2001
                                                           ------------   ------------  ------------  ------------

Net sales....................................................$  36,453     $  35,491     $  71,240      $ 79,184
Other revenue ...............................................       33           (36)           97            67
                                                                    --           ---            --            --
Total revenue ...............................................   36,486        35,455        71,337        79,251
                                                                ------        ------        ------        ------

Costs and expenses
   Cost of sales.............................................   24,046        23,638        46,934        53,632
   Selling expenses..........................................    5,106         6,587        10,067        13,008
   General and administrative expenses.......................    4,661         4,803         9,393         9,777
   Plant closing credit and other non-recurring charges......      (59)           --           (59)           --
                                                                   ---                         ---
     Total costs and expenses................................   33,754        35,028        66,335        76,417
                                                                ------        ------        ------        ------

Operating income.............................................    2,732           427         5,002         2,834

Non-operating income (expense)
   Interest, net.............................................       12           (44)           36          (104)
   Foreign currency..........................................      (19)          109           (44)          196
   Other.....................................................       97            16           160           (18)
                                                                    --            --           ---           ---

Income before income taxes and minority interest.............    2,822           508         5,154         2,908

Provision for income taxes...................................    1,216           312         2,183         1,327

Minority interest in income of consolidated subsidiaries.....       57            20           121            59
                                                                    --            --           ---            --

Net income...................................................$   1,549     $     176     $   2,850      $  1,522
                                                             =========     =========     =========      ========

Per share amounts:

Earnings per common share:
   Basic.....................................................$   0.25      $    0.03     $    0.47      $   0.25
                                                             ========      =========     =========      ========
   Diluted...................................................$   0.25      $    0.03     $    0.46      $   0.25
                                                             ========      =========     =========      ========

Weighted average common shares outstanding
   and equivalents outstanding:
     Primary EPS.............................................    6,099         6,074         6,092         6,078
                                                                 =====         =====         =====         =====
     Diluted EPS.............................................    6,214         6,152         6,168         6,173
                                                                 =====         =====         =====         =====

Cash dividends per share of common stock.....................       --            --            --            --



          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          SAUCONY, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE TWENTY-SIX WEEKS ENDED JULY 5, 2002 AND JULY 6, 2001

                                                    (Unaudited)
                                                  (In thousands)

                                                                                 July 5,         July 6,
                                                                                  2002             2001
                                                                                  ----             ----

Cash flows from operating activities:
     Net income.................................................................$  2,850         $   1,522
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................     898               978
     Provision for bad debts and discounts......................................   2,662             3,795
     Deferred income tax expense (benefit)......................................     284              (648)
     Gain on sale of equipment..................................................     (73)               --
     Other......................................................................      39                91
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable.................................................... (14,272)           (6,204)
         Inventories............................................................   2,991             5,965
         Prepaid expenses and other current assets..............................      45               274
       Increase (decrease) in liabilities:
         Accounts payable.......................................................     357              (780)
         Accrued expenses.......................................................   1,824              (678)
                                                                                   -----              ----
   Total adjustments............................................................  (5,245)            2,793
                                                                                  ------             -----

Net cash provided (used) by operating activities................................  (2,395)            4,315
                                                                                  ------             -----

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (215)             (701)
   Proceeds from the sale of equipment..........................................      80                --
   Change in deferred charges, deposits and other...............................      17                24
   Marketable securities - realized and unrealized losses.......................      34                18
                                                                                      --                --
Net cash used by investing activities...........................................     (84)             (659)
                                                                                     ---              ----

Cash flows from financing activities:
   Net short-term borrowings....................................................     610               147
   Repayment of long-term debt and capital lease obligations....................     (79)             (185)
   Common stock repurchased.....................................................      --              (133)
   Receipt of payment on notes receivable.......................................     312                --
   Issuances of common stock, including options.................................      94                84
                                                                                      --                --
Net cash provided (used) by financing activities................................     937               (87)
Effect of exchange rate changes on cash and cash equivalents....................    (208)              (21)
                                                                                    ----               ---
Net increase (decrease) in cash and cash equivalents............................  (1,750)            3,548
Cash and equivalents at beginning of period.....................................  22,227             4,738
                                                                                  ------             -----
Cash and equivalents at end of period...........................................$ 20,477         $   8,286
                                                                                ========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$    374         $     664
                                                                                ========         =========
     Interest...................................................................$      3         $     146
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$    --          $     102
                                                                                =======          =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 5, 2002

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 4, 2002. Operating results for the twenty-six weeks ended July 5, 2002, are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at July 5, 2002 and January 4, 2002 consisted of the following:


                                              July 5,           January 4,
                                               2002                2002
                                               ----                ----

     Finished goods........................$    23,614        $    25,466

     Work in progress......................        372              1,501

     Raw materials.........................      1,897              1,437
                                                 -----              -----

                                           $    25,883        $    28,404
                                           ===========        ===========


NOTE 3 - EARNINGS PER COMMON SHARE

                                                                      Earnings per Common Share
                                                                      -------------------------

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            July 5, 2002                   July 6, 2001
                                                            ------------                   ------------

                                                         Basic         Diluted         Basic          Diluted
                                                         -----         -------         -----          -------

Consolidated income

Net income available for common
   shares and assumed conversions.....................$  1,549        $ 1,549        $    176       $    176
                                                      ========        =======        ========       ========

Weighted-average common shares
   and equivalents outstanding:

   Weighted-average shares outstanding................   6,099          6,099           6,074          6,074

   Effect of dilutive securities:
     Employee stock options...........................      --            115              --             78
                                                         -----            ---           -----             --

                                                         6,099          6,214           6,074          6,152
                                                         =====          =====           =====          =====
Earnings per share:
   Net income.........................................$   0.25        $  0.25        $  0.03        $   0.03
                                                      ========        =======        =======        ========

                                                       Twenty-Six Weeks Ended         Twenty-Six Weeks Ended
                                                            July 5, 2002                   July 6, 2001
                                                            ------------                   ------------

                                                         Basic         Diluted         Basic          Diluted
                                                         -----         -------         -----          -------

Consolidated income

Net income available for common
   shares and assumed conversions.....................$  2,850        $ 2,850        $  1,522       $  1,522
                                                      ========        =======        ========       ========

Weighted-average common shares
   and equivalents outstanding:

   Weighted-average shares outstanding................   6,092          6,092           6,078          6,078

   Effect of dilutive securities:
     Employee stock options...........................      --             76              --             95
                                                        ------          -----           -----          -----

                                                         6,092          6,168           6,078          6,173
                                                         =====          =====           =====          =====
Earnings per share:
   Net income.........................................$   0.47        $  0.46        $  0.25        $   0.25
                                                      ========        =======        =======        ========

Options to purchase 336 and 564 shares of common stock, outstanding at July 5, 2002 and July 6, 2001, respectively, were not included in the computations of diluted earnings per share, for the thirteen weeks ended July 5, 2002 and July 6, 2001, since the options were anti-dilutive. Options to purchase 493 and 480 shares of common stock, outstanding at July 5, 2002 and July 6, 2001, respectively, were not included in the computations of diluted earnings per share, for the twenty-six weeks ended July 5, 2002 and July 6, 2001, since the options were anti-dilutive.



NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME

                                                         Thirteen       Thirteen        Twenty-Six     Twenty-Six
                                                           Weeks          Weeks            Weeks          Weeks
                                                           Ended          Ended            Ended          Ended
                                                       July 5, 2002   July 6, 2001     July 5, 2002   July 6, 2001
                                                       ------------   ------------     ------------   ------------

Net income................................................$ 1,549       $    176        $  2,850        $ 1,522

Other comprehensive income:
   Foreign currency translation adjustments,
     net of tax...........................................    393           (125)            417           (553)
                                                              ---           ----             ---           ----

Comprehensive income......................................$ 1,942       $     51        $  3,267        $   969
                                                          =======       ========        ========        =======


NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and twenty-six weeks ended July 5, 2002 and July 6, 2001, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 2002.

                                                         Thirteen       Thirteen       Twenty-Six     Twenty-Six
                                                           Weeks          Weeks           Weeks          Weeks
                                                           Ended          Ended           Ended          Ended
                                                       July 5, 2002   July 6, 2001    July 5, 2002   July 6, 2001
                                                       ------------   ------------    ------------   ------------
  Revenues:
      Saucony...........................................$  32,095       $  30,834      $  61,050       $ 69,885
      Other Products....................................    4,391           4,621         10,287          9,366
                                                            -----           -----         ------          -----
         Total revenue..................................$  36,486       $  35,455      $  71,337       $ 79,251
                                                        =========       =========      =========       ========

   Income (loss) before income taxes and minority interest:
      Saucony...........................................$   3,619       $     661      $   5,847       $  3,187
      Other Products....................................     (797)           (153)          (693)          (279)
                                                             ----            ----           ----           ----
   Total        ........................................$   2,822       $     508      $   5,154       $  2,908
                                                        =========       =========      =========       ========


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB
17). The Company adopted SFAS 142 on January 5, 2002. In applying SFAS 142 the Company performed the transitional reassessment and impairment test required as of January 4, 2002 and determined that there was no impairment of goodwill. The Company discontinued amortizing goodwill on January 4, 2002. At January 4, 2002 and July 5, 2002 the carrying value of goodwill was $912, and is included in "Other Assets" on the balance sheet.

The transitional disclosure of reported net earnings for the thirteen and twenty-six weeks ended July 6, 2001, as adjusted, is presented below:

                                                       Thirteen      Thirteen      Twenty-Six     Twenty-Six
                                                         Weeks         Weeks          Weeks          Weeks
                                                         Ended         Ended          Ended          Ended
                                                     July 5, 2002  July 6, 2001   July 5, 2002   July 6, 2001
                                                     ------------  ------------   ------------   ------------

Reported net income                                  $   1,549       $    176       $   2,850     $   1,522
Addback amortization of goodwill,
   net of tax benefit                                       --             21              --            43
                                                     ---------       --------       ---------     ---------
Adjusted net income                                  $   1,549       $    197       $   2,850     $   1,565
                                                     =========       ========       =========     =========

Basic earnings per share:
As reported                                          $    0.25       $   0.03       $   0.47      $    0.25
Addback goodwill                                            --             --             --            .01
                                                     ---------       --------       --------      ---------
Adjusted net income                                  $    0.25       $   0.03       $   0.47      $    0.26
                                                     =========       ========       ========      =========

Diluted earnings per share:
As reported                                          $    0.25       $   0.03       $   0.46      $    0.25
Addback goodwill                                            --             --             --             --
                                                     ---------       --------       --------      ---------
Adjusted net income                                  $    0.25       $   0.03       $   0.46      $    0.25
                                                     =========       ========       ========      =========


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

SFAS 146

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Cost Associated with Exit or Disposal Activities", (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on earnings or on the Company's financial position.


NOTE 7 - PLANT CLOSING AND OTHER NON-RECURRING CHARGE ACCRUALS

Included in accrued expenses at July 5, 2002 are $270 of costs primarily associated with the Bangor, Maine plant closing recorded in the fourth quarter of fiscal 2001. The Company expects that a majority of these costs will be paid by the end of fiscal 2002.

The following table summarizes the activity in the plant closing and other non-recurring charge accruals for the twenty-six weeks ended July 5, 2002.

                  Balance at January 4, 2002..................$   1,461
                  Payments....................................     (990)
                  Expenses reversed...........................     (201)
                                                                   ----
                  Balance at July 5, 2002.....................$     270
                                                              =========


NOTE 8 - ASSETS HELD FOR SALE

The Company has commenced marketing its Bangor, Maine real property, which had been previously used for the assembly of our domestic Saucony footwear, in February 2002. The property is available for immediate sale in its current condition and the Company expects that the property will be sold during fiscal 2002. The property is being actively marketed for sale at a price that management believes is reasonable in relation to its current fair value. As of July 5, 2002, the fair value of the property, based upon an independent appraisal, exceeds the net book value of the property, which was $357 as of July 5, 2002. As a result of the Company's decision to sell the property, the Bangor, Maine real property has been reclassified to current assets as "Held For Sale" and is included on the balance sheet at July 5, 2002 under the caption "Prepaid Expenses and Other Current Assets".

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

Highlights

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.

                                                                     Thirteen Weeks and Twenty-Six Weeks Ended
                                                                   July 5, 2002 Compared to Thirteen Weeks and
                                                                        Twenty-Six Weeks Ended July 6, 2001
                                                                        -----------------------------------
                                                                                Increase (Decrease)
                                                                    Thirteen Weeks                Twenty-Six Weeks
                                                                    --------------                ----------------

         Net sales............................................     $962          2.7%         ($7,944)       (10.0%)
         Gross profit.........................................      554          4.7%          (1,246)        (4.9%)
         Selling, general and administrative expenses.........   (1,623)       (14.2%)         (3,325)       (14.6%)

                                                                                     $ Change
                                                                                     --------

                                                                     Thirteen Weeks                Twenty-Six Weeks
                                                                     --------------                ----------------

         Operating income.........................................        $2,305                       $2,168
         Income before income taxes and minority interest.........         2,314                        2,246
         Net income...............................................         1,373                        1,328

                                                                               Percent of Net Sales
                                                                               --------------------

                                                                      Thirteen Weeks             Twenty-Six Weeks
                                                                     2002         2001            2002      2001
                                                                     ----         ----            ----      ----

         Gross profit.........................................       34.0%        33.4%           34.1%     32.3%
         Selling, general and administrative expenses.........       26.8         32.1            27.3      28.8
         Operating income.....................................        7.5          1.2             7.0       3.6
         Income before income taxes...........................        7.7          1.4             7.2       3.7
         Net income...........................................        4.2          0.5             4.0       1.9


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and twenty-six weeks ended July 5, 2002 and July 6, 2001:

                                             Thirteen Weeks Ended
                                             --------------------
                                  July 5, 2002                  July 6, 2001
                                  ------------                  ------------

     Saucony................$  32,075       88.0%          $  30,871       87.0%
     Other Products.........    4,378       12.0%              4,620       13.0%
     Total..................$  36,453      100.0%          $  35,491      100.0%


                                              Twenty-Six Weeks Ended
                                              ----------------------
                                  July 5, 2002                  July 6, 2001
                                  ------------                  ------------

     Saucony................$  60,982       85.6%          $  69,823       88.2%
     Other Products.........   10,258       14.4%              9,361       11.8%
     Total..................$  71,240      100.0%          $  79,184      100.0%

Thirteen Weeks Ended July 5, 2002 Compared to Thirteen Weeks Ended July 6, 2001
-------------------------------------------------------------------------------

Consolidated Net Sales
----------------------

Net sales increased $962, or 3%, to $36,453 in the thirteen weeks ended July 5, 2002 from $35,491 in the thirteen weeks ended July 6, 2001.

On a geographic basis, domestic sales increased $18, to $29,120 in the thirteen weeks ended July 5, 2002 from $29,102 in the thirteen weeks ended July 6, 2001. International sales increased $944, or 15%, to $7,333 in the thirteen weeks ended July 5, 2002 from $6,389 in the thirteen weeks ended July 6, 2001.

Saucony Brand Segment
---------------------

Worldwide net sales of Saucony branded footwear and apparel increased $1,204, or 4%, to $32,075 in the thirteen weeks ended July 5, 2002 from $30,871 in the thirteen weeks ended July 6, 2001, due primarily to higher international footwear unit volumes and higher average domestic wholesale per pair selling prices, partially offset by lower domestic footwear unit volumes. The overall average domestic wholesale selling price per pair of domestic footwear increased 6% in the thirteen weeks ended July 5, 2002 compared to the thirteen weeks ended July 6, 2001, due to an increase in first quality technical unit volumes and decreased Originals footwear, closeout footwear and special makeup footwear unit volumes, all of which are sold at prices below our first quality technical footwear.

Domestic net sales increased $269, or 1%, to $25,003 in the thirteen weeks ended July 5, 2002 from $24,734 in the thirteen weeks ended July 6, 2001, due primarily to higher average wholesale per pair selling prices, partially offset by a 5% decrease in footwear unit volumes. The footwear unit volume decrease in the thirteen weeks ended July 5, 2002 was due primarily to a 10% decrease in Original footwear unit volumes and, to a lesser extent, a 25% decrease in closeout footwear unit volumes and a 9% decrease in special makeup footwear unit volumes. These decreases were partially offset by a 7% increase in first quality technical footwear unit volumes. The average wholesale per pair selling prices for domestic footwear increased due to a change in the product mix to increased technical footwear unit volumes and decreased Originals, closeout footwear and special makeup footwear unit volumes. Sales of closeout footwear accounted for approximately 5% of domestic Saucony net sales in the thirteen weeks ended July 5, 2002 compared to 8% in the thirteen weeks ended July 6, 2001. The Originals footwear accounted for 24% of domestic footwear unit volume in the thirteen weeks ended July 5, 2002 compared to 26% in the thirteen weeks ended July 6, 2001.

International net sales increased $935, or 15%, to $7,072 in the thirteen weeks ended July 5, 2002 from $6,137 in the thirteen weeks ended July 6, 2001, due primarily to a 12% increase in footwear unit volumes, partially offset by lower average wholesale per pair selling prices. The footwear average wholesale per pair selling price decreased primarily due to a change in product mix to lower priced technical footwear sold at our international subsidiaries, offset partially by higher international distributor average wholesale per pair selling prices, due to a change in the product mix to increased sales of technical footwear unit volumes. Footwear unit volumes at our European and Canadian subsidiaries, increased 60% in the thirteen weeks ended July 5, 2002 compared to the thirteen weeks ended July 6, 2001. International distributor footwear unit volumes decreased 19%, due to decreased European distributor unit volumes and a 33% decrease in Originals footwear unit volumes sold in Japan. Distributor sales into the Japanese footwear market accounted for 12% of international sales in the thirteen weeks ended July 5, 2002, compared to 19% in the thirteen weeks ended July 6, 2001.

Other Products Segment
----------------------

Worldwide sales of Other Products decreased $242, or 5%, to $4,378 in the thirteen weeks ended July 5, 2002 from $4,620 in the thirteen weeks ended July 6, 2001 due primarily to a decrease in sales of our Hyde Authentics footwear products, which line is being phased out, and a decrease in sales at our factory outlet stores.

Domestic net sales of Other Products decreased $251, or 6%, to $4,117 in the thirteen weeks ended July 5, 2002 from $4,368 in the thirteen weeks ended July 6, 2001, due primarily to an 83% decrease in sales of our Hyde Authentics footwear products, due to lower unit volumes and lower average wholesale per pair selling prices and an 18% decrease in sales at our factory outlet stores due to the closing of one store, the closing and relocation of a second store and the absence of tent sale closeout volume in the thirteen weeks ended July 5, 2002. Tent sale closeout volume accounted for approximately 13% of factory outlet sales in the thirteen weeks ended July 6, 2001. These decreases were partially offset by a 32% increase in Hind apparel sales due primarily to a 50% increase in the average wholesale unit selling prices for our Hind apparel brand due to new product introductions, which carry higher selling prices, partially offset by a 12% decrease in Hind apparel unit volumes.

International net sales of Other Products increased $9, or 4%, to $261 in the thirteen weeks ended July 5, 2002 from $252 in the thirteen weeks ended July 6, 2001, due primarily to increased Hind apparel sales in Europe.

Costs and Expenses
------------------

Our gross margin in the thirteen weeks ended July 5, 2002 increased 0.6% to 34.0% from 33.4% in the thirteen weeks ended July 6, 2001, due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the margin increase were proportionately lower sales of closeout footwear, reduced expenses resulting from the closure of our Bangor, Maine production facility, decreased sales of special makeup footwear, which carry lower gross margins, partially offset by increased inventory provisions for Hind apparel obsolete raw material and increased footwear mold cost due to commitments to our footwear suppliers for under-utilized molds.

Selling, general and administrative expenses expressed as a percentage of net sales decreased 5.3% to 26.8% of net sales in the thirteen weeks ended July 5, 2002 from 32.1% in the thirteen weeks ended July 6, 2001. In absolute dollars, selling, general and administrative expenses decreased $1,623, or 14%, to $9,767 in the thirteen weeks ended July 5, 2002 from $11,390 in the thirteen weeks ended July 6, 2001. Decreased spending in the thirteen weeks ended July 5, 2002 was due primarily to decreased print advertising and, to a lesser extent, lower provisions for bad debts decreased account-specific advertising and promotion and reduced variable selling expenses, partially offset by increased administrative payroll, increased incentive compensation and increased business insurance costs.

In the thirteen weeks ended July 5, 2002 we recorded a pre-tax non-recurring benefit of $59, $28 after-tax, or $0.00 per fully diluted share. The non-recurring benefit consists of a pre-tax benefit of $201, $121 after-tax, or $0.02 per fully diluted share, to reduce expenses accrued in the fourth quarter of fiscal 2001 associated with the closing of our Bangor, Maine manufacturing facility, primarily facility and lease exit costs and employee termination benefits, partially offset by a non-recurring pre-tax charge of $142, $93 after tax, or $0.02 per fully diluted share, incurred to close an underperforming retail store and to close and relocate a second retail store. Expenses associated with the store closings included lease termination and other contractual costs of $47 and $95 to writeoff leasehold improvements.

Net interest expense decreased $56, to interest income of $12 in the thirteen weeks ended July 5, 2002 from interest expense of $44 in the thirteen weeks ended July 5, 2001, due primarily to the absence of borrowings against our domestic and foreign credit facilities and, to a lesser extent, increased interest income.

Income Before Tax and Minority Interest
---------------------------------------

                                                 Thirteen Weeks Ended
                                           July 5,                   July 6,
                                            2002                      2001
                                            ----                      ----
         Segment
           Saucony.......................$   3,619                  $    661
           Other Products................     (797)                     (153)
                                              ----                      ----
           Total.........................$   2,822                  $    508
                                         =========                  ========

Income before tax increased $2,314 in the thirteen weeks ended July 5, 2002 to $2,822 compared to $508 in the thirteen weeks ended July 6, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment due to improved gross margins and lower operating spending and improved profitability in our Saucony international business, due primarily to increased sales at our Canadian subsidiary. Income before tax in our Other Products segment decreased due to lower gross margins realized by our Hind apparel brand due to increased provisions for obsolete raw material inventory and increased operating expenses and reduced profitability at our factory outlets due to lower sales and the charge taken in the thirteen weeks ended July 5, 2002 to close two underperforming retail stores, one of which was subsequently relocated.

Income Taxes
------------

The provision for income taxes increased to $1,216 in the thirteen weeks ended July 5, 2002 from $312 in the thirteen weeks ended July 6, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment and increased pre-tax income realized by our Canadian subsidiary. The effective tax rate decreased 18.3% to 43.1% in the thirteen weeks ended July 5, 2002 from 61.4% in the thirteen weeks ended July 6, 2001 due to a shift in the composition of domestic and foreign pre-tax earnings and the impact of increased deferred tax valuation allowances in the thirteen weeks ended July 5, 2001.

Net Income
----------

Net income for thirteen weeks ended July 5, 2002 increased to $1,549, or $0.25 per fully diluted share, compared to $176 or $0.03 per fully diluted share, in the thirteen weeks ended July 5, 2001. Weighted average common shares and equivalent shares used to calculate fully diluted earnings per share were 6,214 and 6,152, respectively, in the thirteen weeks ended July 5, 2002 and July 6, 2001.


Twenty-Six Weeks Ended July 5, 2002 Compared to Twenty-Six Weeks
Ended July 6, 2001
------------------

Consolidated Net Sales
----------------------

Net sales decreased $7,944, or 10%, to $71,240 in the twenty-six weeks ended July 5, 2002 from $79,184 in the twenty-six weeks ended July 6, 2001.

Domestic sales decreased $9,880, or 15%, to $55,360 in the twenty-six weeks ended July 5, 2002 from $65,240 in the twenty-six weeks ended July 6, 2001. International sales increased $1,936, or 14%, to $15,880 in the twenty-six weeks ended July 5, 2002 from $13,944 in the twenty-six weeks ended July 6, 2001.

Saucony Brand Segment
---------------------

Worldwide net sales of Saucony branded footwear and apparel decreased $8,841 or 13%, to $60,982 in the twenty-six weeks ended July 5, 2002 from $69,823 in the twenty-six weeks ended July 6, 2001, due primarily to a decrease in domestic footwear unit volume, partially offset by higher international footwear unit volumes and higher average domestic wholesale per pair selling prices. The overall average domestic wholesale selling price per pair of domestic footwear increased 15% in the twenty-six weeks ended July 5, 2002 compared to twenty-six weeks ended July 6, 2001, due to an increase in first quality technical unit volumes and decreased Originals footwear, closeout footwear and special makeup footwear unit volumes, all of which are sold at prices below our first quality technical footwear.

Domestic net sales decreased $10,690, or 19%, to $45,961 in the twenty-six weeks ended July 5, 2002 from $56,651 in the twenty-six weeks ended July 6, 2001, due primarily to a 29% decrease in footwear unit volumes, partially offset by higher average wholesale per pair selling prices. The footwear unit volume decrease in the twenty-six weeks ended July 5, 2002 was due primarily to a 52% decrease in Original footwear unit volumes and, to a lesser extent, a 46% decrease in closeout footwear unit volumes and a 26% decrease in special makeup footwear unit volumes. The average wholesale per pair selling prices for domestic footwear increased due to a change in the product mix to increased technical footwear unit volumes and decreased Originals, closeout footwear and special makeup footwear unit volumes. Sales of closeout footwear accounted for approximately 7% of domestic Saucony net sales in the twenty-six weeks ended July 5, 2002 compared to 11% in the twenty-six weeks ended July 6, 2001. The Originals footwear accounted for 22% of domestic footwear unit volume in the twenty-six weeks ended July 5, 2002 compared to 33% in the twenty-six weeks ended July 6, 2001. The unit volume decrease in Originals footwear was primarily due to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell.

International net sales increased $1,849, or 14%, to $15,021 in the twenty-six weeks ended July 5, 2002 from $13,172 in the twenty-six weeks ended July 6, 2001, due primarily to an 11% increase in footwear unit volumes, partially offset by lower average wholesale per pair selling prices and the negative impact of the stronger U.S. dollar against the Canadian and European currencies. The footwear average wholesale per pair selling price decreased primarily due to a change in product mix to lower priced technical footwear sold at our international subsidiaries, offset partially by higher international distributor average wholesale per pair selling prices, due to a change in the product mix to increased sales of technical footwear unit volumes. Footwear unit volumes at our European and Canadian subsidiaries, increased 39% in the twenty-six weeks ended July 5, 2002 versus the twenty-six weeks ended July 6, 2001. International distributor footwear unit volumes decreased 16%, due to decreased European distributor unit volumes and a 23% decrease in Originals footwear unit volumes sold in Japan. Distributor sales into the Japanese footwear market accounted for 11% of international sales in the twenty-six weeks ended July 5, 2002, compared to 20% in the twenty-six weeks ended July 6, 2001.

Other Products Segment
----------------------

Worldwide sales of Other Products increased $897, or 10%, to $10,258 in the twenty-six weeks ended July 5, 2002 from $9,361 in the twenty-six weeks ended July 6, 2001 due primarily to a 29% increase in domestic sales of our Hind brand apparel, offset partially by lower sales of Hyde Authentics footwear products, which line is being phased out, and lower sales at our factory outlet stores.

Domestic net sales of Other Products increased $810, or 9%, to $9,399 in the twenty-six weeks ended July 5, 2002 from $8,589 in the twenty-six weeks ended July 6, 2001, due primarily to a 29% increase in domestic sales of our Hind brand apparel, due primarily to a 22% increase in the average wholesale unit selling prices for our Hind apparel brand and, to a lesser extent, a 6% increase in Hind apparel unit volume, offset partially due to a 54% decrease in sales of our Hyde Authentics footwear products, due to lower unit volume and lower average wholesale per pair selling prices and a 3% decrease in sales at our factory outlet stores due to the closing of one store, the relocation of a second store and the absence of tent sale closeout volume in the twenty-six weeks ended July 5, 2002. Tent sale closeout volume accounted for approximately 8% of factory outlet sales in the twenty-six weeks ended July 6, 2001.

International net sales of Other Products increased $87, or 11%, to $859 in the twenty-six weeks ended July 5, 2002 from $772 in the twenty-six weeks ended July 6, 2001, due primarily to increased Hind apparel sales in Europe and Canada.

Costs and Expenses
------------------

Our gross margin in the  twenty-six  weeks ended July 5, 2002  increased 1.8% to
34.1% from 32.3% in the twenty-six weeks ended July 6, 2001, due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the margin increase were proportionately lower sales of closeout footwear, reduced expenses resulting from the closure of our Bangor, Maine production facility and decreased sales of special makeup footwear, which carry lower gross margins, partially offset by increased inventory provisions for Hind apparel for obsolete raw material and increased footwear mold cost due to commitments to our footwear suppliers for under-utilized molds.

Selling, general and administrative expenses expressed as a percentage of net sales decreased 1.5% to 27.3% of net sales in the twenty-six weeks ended July 5, 2002 from 28.8% in the twenty-six weeks ended July 6, 2001. In absolute dollars, selling, general and administrative expenses decreased $3,325, or 15%, to $19,460 in the twenty-six weeks ended July 5, 2002 from $22,785 in the twenty-six weeks ended July 6, 2001. Decreased spending in the twenty-six weeks ended July 5, 2002 was due primarily to decreased print advertising and, to a lesser extent, lower provisions for bad debts, decreased account-specific advertising and promotion and reduced variable selling expenses, partially offset by increased administrative payroll, increased incentive compensation and increased business insurance costs.

In the twenty-six weeks ended July 5, 2002 we recorded a pre-tax non-recurring benefit of $59, $28 after-tax, or $0.00 per fully diluted share. The non-recurring benefit consists of a pre-tax benefit of $201, $121 after-tax, or $0.02 per fully diluted share, to reduce expenses accrued in the fourth quarter of fiscal 2001 associated with the closing of our Bangor, Maine manufacturing facility, primarily facility and lease exit costs and employee termination benefits, partially offset by a non-recurring pre-tax charge of $142, $93 after tax, or $0.02 per fully diluted share, incurred to close an underperforming retail store and to close and relocate a second retail store. Expenses associated with the store closings included lease termination and other contractual costs of $47 and $95 to writeoff leasehold improvements.

Net interest expense decreased $140, to interest income of $36 in the twenty-six weeks ended July 5, 2002 from interest expense of $104 in the twenty-six weeks ended July 5, 2001, due primarily to the absence of borrowings against our domestic and foreign credit facilities and, to a lesser extent, increased interest income.





Income Before Tax and Minority Interest
                                               Twenty-Six Weeks Ended
                                          July 5,                   July 6,
                                           2002                      2001
                                           ----                      ----
         Segment
           Saucony......................$   5,847                  $  3,187
           Other Products...............     (693)                     (279)
                                             ----                      ----
           Total........................$   5,154                  $  2,908
                                        =========                  ========


Income before tax increased to $5,154 in the twenty-six weeks ended July 5, 2002 compared to $2,908 in the twenty-six weeks ended July 6, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment, due to improved gross margins and lower operating expenses and improved profitability in our
Saucony international business, due to increased sales at our Canadian subsidiary. The decrease in our Other Products segment income before tax is due primarily to lower gross margins realized by our Hind apparel brand due to increased provisions for obsolete raw material inventory and increased operating expenses and reduced profitability at our factory outlets due to the charge taken in the twenty-six weeks ended July 5, 2002 to close two underperforming retail stores, one of which was subsequently relocated.

Income Taxes
------------

The provision for income taxes increased to $2,183 in the twenty-six weeks ended July 5, 2002 from $1,327 in the twenty-six weeks ended July 6, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment and increased pre-tax income realized by our Canadian subsidiary. The effective tax rate decreased 3.2% to 42.4% in the twenty-six weeks ended July 5, 2002 from 45.6% in the twenty-six weeks ended July 6, 2001 due to a shift in the composition of domestic and foreign pre-tax earnings and the impact of increased deferred tax valuation allowances in the twenty-six weeks ended July 6, 2001.

Net Income
----------

Net income for twenty-six weeks ended July 5, 2002 increased to $2,850, or $0.46 per fully diluted share, compared to $1,522 or $0.25 per fully diluted share, in the twenty-six weeks ended July 6, 2001. Weighted average common shares and equivalent shares used to calculate fully diluted earnings per share were 6,168 and 6,173, respectively, in the twenty-six weeks ended July 5, 2002 and July 6, 2001.

Liquidity and Capital Resources
-------------------------------

As of July 5, 2002, our cash and cash equivalents totaled $20,477, a decrease of $1,750 from January 4, 2002. The decrease is due primarily to a use of cash from operations of $2,395, cash outlays for capital assets of $215 and the repayment of long-term debt of $79. This decrease in cash was offset partially by the receipt of payment on notes receivable of $312, the receipt of $94 from the issuance of shares of our common stock and the receipt of $80 from the sale of capital assets.

Our accounts receivable increased $11,610 net of the provision for bad debts and discounts, due to increased sales of our Saucony footwear products in the twenty-six weeks ended July 5, 2002, compared to our sales for the twenty-six weeks ended January 4, 2002. Our days sales outstanding for accounts receivable increased to 68 days in the twenty-six weeks ended July 5, 2002 from 67 days in the twenty-six weeks ended July 6, 2001. Days sales outstanding is defined as the number of average daily sales in our accounts receivables as of the period end date. The provision for bad debts and discounts decreased to $2,662 in the twenty-six weeks ended July 5, 2002 from $3,795 in the twenty-six weeks ended July 6, 2001, due to a decrease in the provision for doubtful accounts. Inventories decreased $2,991 in the twenty-six weeks ended July 5, 2002 from January 4, 2002, due to seasonal inventory requirements. The number of day's sales in inventory decreased to 100 days in the twenty-six weeks ended July 5, 2002 from 108 days in the twenty-six weeks ended July 6, 2001.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in the twenty-six weeks ended July 5, 2002 included an increase of $357 in accounts payable (due to the lengthening of payment terms with key inventory suppliers), an increase of $1,824 in accrued expenses (due primarily to increased accruals for sales commissions, incentive compensation and inventory procurement costs and the receipt of $653 in income tax refunds) and a decrease in prepaid expenses of $45 (due to the timing of business insurance prepayments).

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments. During the twenty-six weeks ended July 5, 2002, we used $2,395 in cash to fund operations, due primarily to an increase in accounts receivable. In the twenty-six weeks ended July 6, 2001, we generated $4,315 in cash from operations due primarily to a decrease in inventories. At July 5, 2002, we had $621 in borrowings outstanding under our credit facilities, compared to $2,533 at July 6, 2001.


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


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB
17). We adopted SFAS 142 on January 5, 2002. In applying SFAS 142 we performed the transitional reassessment and impairment test required as of January 4, 2002 and determined that there was no impairment of goodwill. We discontinued amortizing goodwill on January 4, 2002. At January 4, 2002 and July 5, 2002, the carrying value of goodwill was $912.

SFAS 143

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 applies to all companies that incur legal obligations to retire tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have not determined the impact of our adoption of SFAS 143 on our results of operations or financial position.

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

SFAS 146

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Cost Associated with Exit or Disposal Activities", (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 will not have a material impact on our earnings or on our financial position.



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



PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 23, 2002, the following matter was acted upon by the stockholders of the Company:

1. The election of John H. Fisher, Phyllis H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., Jonathan O. Lee and John J. Neuhauser as directors of the Company.

The results of the voting on this matter presented to stockholders at the Annual Meeting is set forth below:

                              Votes           Votes                     Broker
                               For          Withheld     Abstentions   Non-votes
                               ---          --------     -----------   ---------
1. Election of Directors

   John H. Fisher           2,071,954        57,765           --          N.A.
   Phyllis H. Fisher        2,071,954        57,765           --          N.A.
   Charles A. Gottesman     2,071,954        57,765           --          N.A.
   Jonathan O. Lee          2,071,954        57,765           --          N.A.
   Robert J. LeFort, Jr.    2,071,954        57,765           --          N.A.
   John J. Neuhauser        2,071,954        57,765           --          N.A.




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

b.   Reports on Form 8-K

     On July 1, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4 (Changes in Registrant's Certifying Accountants) its dismissal of Arthur Andersen LLP as its principal accountants.

     On July 10, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4 (Changes in Registrant's Certifying Accountants) its engagement of Deloitte & Touche LLP as its principal accountants.






                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Saucony, Inc.


Date:   August 16, 2002                        By: /s/ Michael Umana
-----   ---------------                        ---------------------
                                               Michael Umana
                                               Senior Vice President, Finance
                                               Chief Financial Officer
                                               (Duly authorized officer and
                                               principal financial officer)



                                 EXHIBIT INDEX



Exhibit No.                      Description
-----------                      -----------

 10.1 Letter Amendment dated June 28, 2002 to the Credit Agreement, dated August 31, 1998, between Saucony, Inc. and State Street Bank and Trust Company.

 10.2 Letter Amendment dated July 31, 2002 to the Credit Agreement dated August 31, 1998, between Saucony, Inc. and State Street Bank and Trust Company.

 99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 4, 2002 filed with the Securities and Exchange Commission on April 3, 2002.

 99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.