Form 10-Q
period 2002-10-04
SAUCONY INC
filed 2002-11-14
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 4, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares Outstanding
                  Class                                   as of November 8, 2002
                  -----                                   ----------------------

Class A Common Stock-$.33 1/3 Par Value Per Share               2,566,747
Class B Common Stock-$.33 1/3 Par Value Per Share               3,581,639
                                                                ---------
                                                                6,148,386
                                                                =========


                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

     Condensed Consolidated Balance Sheets as of October 4, 2002
         and January 4, 2002...................................................3

     Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 4, 2002 and October 5, 2001...........4

     Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 4, 2002 and October 5, 2001.......................5

     Notes to Condensed Consolidated Financial Statements --
         October 4, 2002....................................................6-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................12-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........22

Item 4.  Controls and Procedures..............................................22


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................23

Signature.....................................................................24

Certifications...........................................................25 - 26

Exhibit Index.................................................................27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                           SAUCONY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                        (In thousands, except share amounts)

                                                       ASSETS
                                                                                October 4,        January 4,
                                                                                   2002              2002
                                                                                   ----              ----

Current assets:
   Cash and cash equivalents....................................................$  30,482        $   22,227
   Accounts receivable..........................................................   20,538            14,742
   Inventories..................................................................   22,675            28,404
   Prepaid expenses and other current assets....................................    3,024             4,165
                                                                                    -----             -----
     Total current assets.......................................................   76,719            69,538
                                                                                   ======            ======

Property, plant and equipment, net..............................................    5,686             6,989
                                                                                    -----             -----
Other assets....................................................................    1,376             1,573
                                                                                    -----             -----
Total assets....................................................................$  83,781        $   78,100
                                                                                =========        ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt.........................................       --                88
   Accounts payable.............................................................    4,960             6,635
   Accrued expenses and other current liabilities...............................    7,221             5,602
                                                                                    -----             -----
     Total current liabilities..................................................   12,181            12,325
                                                                                   ------            ------

Long-term obligations:
   Deferred income taxes........................................................    2,024             1,949
   Other long-term obligations..................................................      218               204
                                                                                      ---               ---
     Total long-term obligations................................................    2,242             2,153
                                                                                    -----             -----


Minority interest in consolidated subsidiaries..................................      636               460
                                                                                      ---               ---

Stockholders' equity:
   Preferred stock, $1.00 par; authorized 500,000 shares; none issued...........       --                --
   Common stock:
     Class A, $.333 par; authorized 20,000,000 shares
       (issued 2002, 2,711,127 and 2001, 2,711,127).............................      904               904
     Class B, $.333 par; authorized 20,000,000 shares
       (issued 2002, 4,103,235 and 2001, 4,037,399).............................    1,367             1,346
   Additional paid in capital...................................................   17,703            17,398
   Retained earnings............................................................   55,139            50,702
   Accumulated other comprehensive loss.........................................     (839)           (1,301)
   Common stock held in treasury, at cost
     (2002, Class A, 144,380, Class B, 521,596;
          2001, Class A, 144,380, Class B, 521,596).............................   (5,417)           (5,417)
   Notes receivable.............................................................       --              (303)
   Unearned compensation........................................................     (135)             (167)
                                                                                     ----              ----
       Total stockholders' equity...............................................   68,722            63,162
                                                                                   ------            ------

Total liabilities and stockholders' equity......................................$  83,781        $   78,100
                                                                                =========        ==========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAUCONY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                       OCTOBER 4, 2002 AND OCTOBER 5, 2001

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             Thirteen       Thirteen     Thirty-Nine   Thirty-Nine
                                                               Weeks          Weeks         Weeks         Weeks
                                                               Ended          Ended         Ended         Ended
                                                            October 4,     October 5,    October 4,    October 5,
                                                               2002           2001          2002          2001
                                                               ----           ----          ----          ----

Net sales....................................................$  33,745     $  31,488     $ 104,985      $110,672
Other revenue ...............................................      105             1           202            68
                                                                   ---             -           ---            --
Total revenue ...............................................   33,850        31,489       105,187       110,740
                                                                ------        ------       -------       -------

Costs and expenses
   Cost of sales.............................................   21,683        21,181        68,617        74,813
   Selling expenses..........................................    4,520         5,208        14,587        18,216
   General and administrative expenses.......................    4,900         4,357        14,293        14,134
   Plant closing credit and other non-recurring charges......       --            --           (59)           --
                                                                ------         -----           ----      -------
     Total costs and expenses................................   31,103        30,746        97,438       107,163
                                                                ------        ------        ------       -------

Operating income.............................................    2,747           743         7,749         3,577

Non-operating income (expense)
   Interest, net.............................................       13           (14)           49          (118)
   Foreign currency..........................................      (18)           (8)          (62)          188
   Other.....................................................        2           (16)          162           (34)
                                                                     -           ---           ---           ---

Income before income taxes and minority interest.............    2,744           705         7,898         3,613

Provision for income taxes...................................    1,099           301         3,282         1,628

Minority interest in income of consolidated subsidiaries.....       58            42           179           101
                                                                    --            --           ---           ---

Net income...................................................$   1,587     $     362     $   4,437      $  1,884
                                                             =========     =========     =========      ========

Per share amounts:

Earnings per common share:
   Basic.....................................................$   0.26      $    0.06     $    0.73      $   0.31
                                                             ========      =========     =========      ========
   Diluted...................................................$   0.26      $    0.06     $    0.72      $   0.30
                                                             ========      =========     =========      ========

Weighted average common shares outstanding
   and equivalents outstanding:
     Basic EPS...............................................    6,121         6,083         6,102         6,079
                                                                 =====         =====         =====         =====
     Diluted EPS.............................................    6,160         6,107         6,173         6,188
                                                                 =====         =====         =====         =====

Cash dividends per share of common stock.....................       --            --            --            --
                                                                 =====         =====         =====         =====


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    SAUCONY, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 4, 2002 AND OCTOBER 5, 2001

                                                              (Unaudited)
                                                            (In thousands)

                                                                               October 4,       October 5,
                                                                                  2002             2001
                                                                                  ----             ----

Cash flows from operating activities:
     Net income.................................................................$  4,437         $   1,884
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................   1,146             1,456
     Provision for bad debts and discounts......................................   4,044             4,776
     Deferred income tax expense (benefit)......................................      99              (689)
     Gain on sale of equipment..................................................     (75)               --
     Other......................................................................     132               133
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable....................................................  (9,850)             (402)
         Inventories............................................................   6,162            10,573
         Prepaid expenses and other current assets..............................     655               183
       Increase (decrease) in liabilities:
         Accounts payable.......................................................  (1,706)           (3,039)
         Accrued expenses.......................................................   2,695              (860)
                                                                                   -----              ----
   Total adjustments............................................................   3,302            12,131
                                                                                   -----            ------

Net cash provided (used) by operating activities................................   7,739            14,015
                                                                                   -----            ------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (300)           (1,042)
   Proceeds from the sale of equipment..........................................      83                --
   Change in deferred charges, deposits and other...............................      23                43
   Marketable securities - realized and unrealized losses.......................     110                93
                                                                                     ---                --
Net cash used by investing activities...........................................     (84)             (906)
                                                                                     ---              ----

Cash flows from financing activities:
   Net short-term borrowings....................................................      --              (159)
   Repayment of long-term debt and capital lease obligations....................     (79)             (212)
   Common stock repurchased.....................................................      --              (133)
   Receipt of payment on notes receivable.......................................     312                --
   Tax benefit on option exercise...............................................      16                 9
   Issuances of common stock, including options.................................     310                84
                                                                                     ---                --
Net cash provided (used) by financing activities................................     559              (411)
Effect of exchange rate changes on cash and cash equivalents....................      41              (419)
                                                                                      --              ----
Net increase (decrease) in cash and cash equivalents............................   8,255            12,279
Cash and equivalents at beginning of period.....................................  22,227             4,738
                                                                                  ------             -----
Cash and equivalents at end of period...........................................$ 30,482         $  17,017
                                                                                ========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  1,106         $     854
                                                                                ========         =========
     Interest...................................................................$      1         $     172
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$     --         $     102
                                                                                ========         =========

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 4, 2002

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 4, 2002. Operating results for the thirteen and thirty-nine weeks ended October 4, 2002, are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at October 4, 2002 and January 4, 2002 consisted of the following:


                                          October 4,          January 4,
                                             2002                2002
                                             ----                ----

  Finished goods.........................$    21,419        $    25,466

  Work in progress.......................        100              1,501

  Raw materials..........................      1,156              1,437
                                               -----              -----

                                         $    22,675        $    28,404
                                         ===========        ===========


NOTE 3 - EARNINGS PER COMMON SHARE

                                                                      Earnings per Common Share
                                                                      -------------------------

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                           October 4, 2002                October 5, 2001
                                                           ---------------                ---------------

                                                         Basic         Diluted         Basic          Diluted
                                                         -----         -------         -----          -------

Consolidated income

Net income available for common
   shares and assumed conversions.....................$  1,587        $ 1,587        $    362       $    362
                                                      ========        =======        ========       ========

Weighted-average common shares
   and equivalents outstanding:

   Weighted-average shares outstanding................   6,121          6,121           6,083          6,083

   Effect of dilutive securities:
     Employee stock options...........................      --             39              --             24
                                                       -------             --         -------             --

                                                         6,121          6,160           6,083          6,107
                                                         =====          =====           =====          =====
Earnings per share:
   Net income.........................................$   0.26        $  0.26        $  0.06        $   0.06
                                                      ========        =======        =======        ========


                                                                       Earnings per Common Share
                                                                       -------------------------

                                                       Thirty-Nine Weeks Ended        Thirty-Nine Weeks Ended
                                                           October 4, 2002                October 5, 2001
                                                           ---------------                ---------------

                                                         Basic         Diluted         Basic          Diluted
                                                         -----         -------         -----          -------

Consolidated income

Net income available for common
   shares and assumed conversions.....................$  4,437        $ 4,437        $  1,884       $  1,884
                                                      ========        =======        ========       ========

Weighted-average common shares
   and equivalents outstanding:

   Weighted-average shares outstanding................   6,102          6,102           6,079          6,079

   Effect of dilutive securities:
     Employee stock options...........................      --             71              --            109
                                                         -----             --           -----            ---

                                                         6,102          6,173           6,079          6,188
                                                         =====          =====           =====          =====
Earnings per share:
   Net income.........................................$   0.73        $  0.72        $  0.31        $   0.30
                                                      ========        =======        =======        ========

Options to purchase 554 and 724 shares of common stock, outstanding at October 4, 2002 and October 5, 2001, respectively, were not included in the computations of diluted earnings per share, for the thirteen weeks ended October 4, 2002 and October 5, 2001, since the options were anti-dilutive. Options to purchase 513 and 561 shares of common stock, outstanding at October 4, 2002 and October 5, 2001, respectively, were not included in the computations of diluted earnings per share, for the thirty-nine weeks ended October 4, 2002 and October 5, 2001, since the options were anti-dilutive.



NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME

                                                         Thirteen       Thirteen        Thirty-Nine    Thirty-Nine
                                                           Weeks          Weeks            Weeks          Weeks
                                                           Ended          Ended            Ended          Ended
                                                        October 4,     October 5,       October 4,     October 5,
                                                           2002           2001             2002           2001
                                                           ----           ----             ----           ----

Net income................................................$ 1,587       $    362        $  4,437        $ 1,884

Other comprehensive income:
   Foreign currency translation adjustments,
     net of tax...........................................     46           (192)            462           (745)
                                                               --           ----             ---           ----

Comprehensive income......................................$ 1,633       $    170        $  4,899        $ 1,139
                                                          =======       ========        ========        =======


NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and thirty-nine weeks ended October 4, 2002 and October 5, 2001, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 2002.

                                                         Thirteen      Thirteen        Thirty-Nine    Thirty-Nine
                                                           Weeks         Weeks            Weeks          Weeks
                                                           Ended         Ended            Ended          Ended
                                                        October 4,    October 5,       October 4,     October 5,
                                                            2002          2001             2002          2001
                                                            ----          ----             ----          ----
   Revenues:
      Saucony...........................................$  27,419      $  24,563      $   88,469     $   94,448
      Other Products....................................    6,431          6,926          16,718         16,292
                                                            -----          -----          ------         ------
         Total revenue..................................$  33,850      $  31,489      $  105,187     $  110,740
                                                        =========      =========      ==========     ==========

   Income (loss) before income taxes and minority interest:
      Saucony...........................................$   2,724      $     295      $    8,571     $    3,482
      Other Products....................................       20            410            (673)           131
                                                               --            ---            ----            ---
   Total        ........................................$   2,744      $     705      $    7,898     $    3,613
                                                        =========      =========      ==========     ==========


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB
17). The Company adopted SFAS 142 on January 5, 2002. In applying SFAS 142 the Company performed the transitional reassessment and impairment test required as of January 4, 2002 and determined that there was no impairment of goodwill. The Company discontinued amortizing goodwill on January 4, 2002. At January 4, 2002 and October 4, 2002 the carrying value of goodwill was $912, and is included in "Other Assets" on the balance sheet.

The transitional disclosure of reported net earnings for the thirteen and thirty-nine weeks ended October 4, 2002 and October 5, 2001, as adjusted, is presented below:

                                                       Thirteen      Thirteen      Thirty-Nine    Thirty-Nine
                                                         Weeks         Weeks          Weeks          Weeks
                                                         Ended         Ended          Ended          Ended
                                                      October 4,    October 5,     October 4,     October 5,
                                                         2002          2001           2002           2001
                                                         ----          ----           ----           ----

Reported net income                                  $   1,587       $    362       $   4,437     $   1,884
Addback amortization of goodwill,
   net of tax benefit                                       --             21              --            64
                                                          ----             --            ----            --
Adjusted net income                                  $   1,587       $    383       $   4,437     $   1,948
                                                     =========       ========       =========     =========

Basic earnings per share:
As reported                                          $    0.26       $   0.06       $   0.73      $    0.31
Addback goodwill                                            --             --             --            .01
                                                          ----           ----           ----            ---
Adjusted net income                                  $    0.26       $   0.06       $   0.73      $    0.32
                                                     =========       ========       ========      =========

Diluted earnings per share:
As reported                                          $    0.26       $   0.06       $   0.72      $    0.30
Addback goodwill                                            --             --             --            .01
                                                          ----           ----           ----            ---
Adjusted net income                                  $    0.26       $   0.06       $   0.72      $    0.31
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

SFAS 144

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", (APB 30) for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", (ARB
51) to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are to be applied to all long-lived assets, with the exception of goodwill. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carry amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference the carrying amount and the fair value of the asset. SFAS 144 expands upon the criteria, beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale and provides guidance on the accounting for long-lived assets classified as held for sale if the asset is being reclassified as held and used. The Company adopted SFAS 144 in the first quarter of fiscal 2002 and the adoption did not have a material impact on the Company's earnings or financial position.

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


NOTE 7 - PLANT CLOSING AND OTHER NON-RECURRING CHARGE ACCRUALS

Included in accrued expenses at October 4, 2002 are $182 of costs primarily associated with the Bangor, Maine plant closing recorded in the fourth quarter of fiscal 2001. The Company expects that a majority of these costs will be paid by the end of fiscal 2002.

The following table summarizes the activity in the plant closing and other non-recurring charge accruals for the thirty-nine weeks ended October 4, 2002.

                  Balance at January 4, 2002..................$   1,461
                  Payments....................................   (1,078)
                  Expenses reversed...........................     (201)
                                                                   ----
                  Balance at October 4, 2002..................$     182
                                                              =========



NOTE 8 - ASSETS HELD FOR SALE

The Company commenced marketing its Bangor, Maine real property, which had been previously used for the assembly of our domestic Saucony footwear, in February 2002. The property is available for immediate sale in its current condition and the Company expects that the property will be sold during fiscal 2002. The property is being actively marketed for sale at a price that management believes is reasonable in relation to its current fair value. As of October 4, 2002, the fair value of the property, based upon an independent appraisal, exceeds the net book value of the property, which was $357 as of October 4, 2002. As a result of the Company's decision to sell the property, the Bangor, Maine real property has been reclassified to current assets as "Held For Sale" and is included on the balance sheet at October 4, 2002 under the caption "Prepaid Expenses and Other Current Assets".

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

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, except as permitted by the Securities and Exchange Commission with respect to the preparation of interim financial statements for inclusion in Quarterly Reports on Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to: reserves for defective products returns and other allowances, accounts receivable - allowances for doubtful accounts, inventories and income taxes. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended January 4, 2002, as filed with the Securities and Exchange Commission on April 3, 2002.

Highlights
----------

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.

                                                                    Thirteen Weeks and Thirty-Nine Weeks Ended
                                                                  October 4, 2002 Compared to Thirteen Weeks and
                                                                      Thirty-Nine Weeks Ended October 5, 2001
                                                                      ---------------------------------------

                                                                                Increase (Decrease)
                                                                                -------------------
                                                                    Thirteen Weeks                Thirty-Nine Weeks
                                                                    --------------                -----------------

         Net sales............................................   $2,257          7.2%         ($5,687)        (5.1%)
         Gross profit.........................................    1,755         17.0%             509          1.4%
         Selling, general and administrative expenses.........     (145)        (1.5%)         (3,470)       (10.7%)

                                                                                     $ Change
                                                                                     --------

                                                                     Thirteen Weeks                Thirty-Nine Weeks
                                                                     --------------                -----------------

         Operating income.........................................        $2,004                       $4,172
         Income before income taxes and minority interest.........         2,039                        4,285
         Net income...............................................         1,225                        2,553

                                                                               Percent of Net Sales
                                                                               --------------------

                                                                      Thirteen Weeks             Thirty-Nine Weeks
                                                                     2002         2001            2002      2001
                                                                     ----         ----            ----      ----

         Gross profit.........................................       35.7%        32.7%           34.6%     32.4%
         Selling, general and administrative expenses.........       27.9         30.4            27.5      29.2
         Operating income.....................................        8.1          2.4             7.4       3.2
         Income before income taxes...........................        8.1          2.2             7.5       3.3
         Net income...........................................        4.7          1.1             4.2       1.7


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and thirty-nine weeks ended October 4, 2002 and October 5, 2001:

                                                             Thirteen Weeks Ended
                                               October 4, 2002                    October 5, 2001
                                               ---------------                    ---------------

         Saucony........................$    27,366         81.1%          $    24,560         78.0%
         Other Products.................      6,379         18.9%                6,928         22.0%
                                              -----         ----                 -----         ----
         Total..........................$    33,745        100.0%          $    31,488        100.0%
                                        ===========        =====           ===========        =====


                                                            Thirty-Nine Weeks Ended
                                               October 4, 2002                    October 5, 2001
                                               ---------------                    ---------------

         Saucony........................$    88,348         84.2%          $    94,383         85.3%
         Other Products.................     16,637         15.8%               16,289         14.7%
                                             ------         ----                ------         ----
         Total..........................$   104,985        100.0%          $   110,672        100.0%
                                        ===========        =====           ===========        =====

Thirteen Weeks Ended October 4, 2002 Compared to Thirteen Weeks Ended October 5, 2001

Consolidated Net Sales

Net sales increased $2,257 or 7%, to $33,745 in the thirteen weeks ended October 4, 2002 from $31,488 in the thirteen weeks ended October 5, 2001.

On a geographic basis, domestic sales increased $1,747, or 7%, to $26,171 in the thirteen weeks ended October 4, 2002 from $24,424 in the thirteen weeks ended October 5, 2001. International sales increased $510, or 7%, to $7,574 in the thirteen weeks ended October 4, 2002 from $7,064 in the thirteen weeks ended October 5, 2001.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and apparel increased $2,806, or 11%, to $27,366 in the thirteen weeks ended October 4, 2002 from $24,560 in the thirteen weeks ended October 5, 2001, due primarily to higher domestic footwear unit volumes and higher average domestic wholesale per pair selling prices. Worldwide footwear unit volumes increased 4% in the thirteen weeks ended October 4, 2002 compared to the thirteen weeks ended October 5, 2001. The overall average domestic wholesale selling price per pair of domestic footwear increased 5% in the thirteen weeks ended October 4, 2002 compared to the thirteen weeks ended October 5, 2001, due to an increase in first quality technical unit volumes and decreased Originals footwear and closeout footwear, all of which are sold at prices below our first quality technical footwear.

Domestic net sales increased $2,353, or 13%, to $20,590 in the thirteen weeks ended October 4, 2002 from $18,237 in the thirteen weeks ended October 5, 2001, due primarily to higher average wholesale per pair selling prices and an 8% increase in footwear unit volumes. The footwear unit volume increase in the thirteen weeks ended October 4, 2002 was due primarily to a 44% increase in first quality technical footwear unit volumes and, to a lesser extent, a 26% increase in special makeup footwear unit volumes. These increases were partially offset by a 41% decrease in Originals footwear unit volumes and, to a lesser extent, a 40% decrease in closeout footwear unit volumes. The average wholesale per pair selling prices for domestic footwear increased due to a change in the product mix to increased technical footwear unit volumes and decreased Originals and closeout footwear. Sales of closeout footwear accounted for approximately 4% of domestic Saucony net sales in the thirteen weeks ended October 4, 2002 compared to 11% in the thirteen weeks ended October 5, 2001. The Originals footwear accounted for 14% of domestic footwear unit volume in the thirteen weeks ended October 4, 2002 compared to 25% in the thirteen weeks ended October 5, 2001.

International net sales increased $453, or 7%, to $6,776 in the thirteen weeks ended October 4, 2002 from $6,323 in the thirteen weeks ended October 5, 2001, due primarily to higher average wholesale per pair selling prices, partially offset by a 7% decrease in footwear unit volumes. The footwear average wholesale per pair selling price increased due to increased unit volumes of higher priced technical footwear sold at our international subsidiaries and decreased international distributor unit volumes which products are sold a lower unit prices. Footwear unit volumes at our European and Canadian subsidiaries, increased 16% in the thirteen weeks ended October 4, 2002 compared to the thirteen weeks ended October 5, 2001. International distributor footwear unit volumes decreased 44% due to decreased European distributor unit volumes and a 62% decrease in Originals footwear unit volumes sold in Japan. Distributor sales into the Japanese footwear market accounted for 5% of international sales in the thirteen weeks ended October 4, 2002, compared to 10% in the thirteen weeks ended October 5, 2001.


Other Products Segment

Worldwide sales of Other Products decreased $549, or 8%, to $6,379 in the thirteen weeks ended October 4, 2002 from $6,928 in the thirteen weeks ended October 5, 2001 due primarily to a decrease in sales of our Hyde Authentics footwear products, which line has been phased out, and a decrease in sales of our Hind brand apparel.

Domestic net sales of Other Products decreased $606, or 10%, to $5,581 in the thirteen weeks ended October 4, 2002 from $6,187 in the thirteen weeks ended October 5, 2001, due primarily to an 80% decrease in sales of our Hyde Authentics footwear products, due to lower unit volumes and lower average wholesale per pair selling prices and an 8% decrease in sales of our Hind brand apparel due primarily to a 9% decrease in Hind apparel unit volumes, partially offset by a 2% increase in average wholesale unit selling prices in the thirteen weeks ended October 4, 2002. The increase in the average unit wholesale unit selling prices for our Hind apparel brand is due to new product introductions, which carry higher selling prices. Sales at our factory outlet stores increased 2% in the thirteen weeks ended October 4, 2002 compared to the thirteen weeks ended October 5, 2001 due primarily to the opening of a factory outlet store in the thirteen weeks ended October 4, 2002, offset partially by lower closeout sales volume.

International net sales of Other Products increased $57, or 8%, to $798 in the thirteen weeks ended October 4, 2002 from $741 in the thirteen weeks ended October 5, 2001, due primarily to increased Hind apparel sales at our Europe subsidiaries.

Costs and Expenses

Our gross margin in the thirteen weeks ended October 4, 2002 increased 3.0% to 35.7% from 32.7% in the thirteen weeks ended October 5, 2001, due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the margin increase were proportionately lower sales of closeout footwear and improved margins on certain domestic footwear products, partially offset by increased inventory provisions for Hind apparel obsolete raw material.

Selling, general and administrative expenses expressed as a percentage of net sales decreased 2.5% to 27.9% of net sales in the thirteen weeks ended October 4, 2002 from 30.4% in the thirteen weeks ended October 5, 2001. In absolute dollars, selling, general and administrative expenses decreased $145, or 2%, to $9,420 in the thirteen weeks ended October 4, 2002 from $9,565 in the thirteen weeks ended October 5, 2001. Decreased spending in the thirteen weeks ended October 4, 2002 was due primarily to decreased print advertising and, to a lesser extent, decreased promotional spending, partially offset by increased variable selling expenses, increased administrative payroll and increased incentive compensation.

Net interest expense decreased $27, to interest income of $13 in the thirteen weeks ended October 4, 2002 from interest expense of $14 in the thirteen weeks ended October 5, 2001, due primarily to the absence of borrowings against our domestic and foreign credit facilities and, to a lesser extent, increased interest income.








Income Before Tax and Minority Interest

                                                  Thirteen Weeks Ended
                                          October 4,                October 5,
                                             2002                      2001
                                             ----                      ----
         Segment
           Saucony........................$   2,724                  $    295
           Other Products.................       20                       410
                                                 --                       ---
           Total..........................$   2,744                  $    705
                                          =========                  ========

Income before tax increased $2,039 in the thirteen weeks ended October 4, 2002 to $2,744 compared to $705 in the thirteen weeks ended October 5, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment due to improved gross margins and lower operating spending and improved profitability in our Saucony international business, due primarily to increased sales at our Canadian subsidiary. Income before tax in our Other Products segment decreased due to lower gross margins realized by our Hind apparel brand due to increased provisions for obsolete raw material inventory, offset partially by increased profitability at our factory outlet store due to higher gross margins and lower operating expenses, due principally to the closing of underperforming retail stores in fiscal 2002.

Income Taxes

The provision for income taxes increased to $1,099 in the thirteen weeks ended October 4, 2002 from $301 in the thirteen weeks ended October 5, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment and increased pre-tax income realized by our Canadian subsidiary. The effective tax rate decreased 2.6% to 40.1% in the thirteen weeks ended October 4, 2002 from 42.7% in the thirteen weeks ended October 5, 2001 due to a shift in the composition of domestic and foreign pre-tax earnings.

Net Income

Net income for thirteen weeks ended October 4, 2002 increased to $1,587, or $0.26 per fully diluted share, compared to $362 or $0.06 per fully diluted share, in the thirteen weeks ended October 5, 2001. Weighted average common shares and equivalent shares used to calculate fully diluted earnings per share were 6,160 and 6,107, respectively, in the thirteen weeks ended October 4, 2002 and October 5, 2001.


Thirty-Nine Weeks Ended October 4, 2002 Compared to Thirty-Nine Weeks Ended October 5, 2001

Consolidated Net Sales

Net sales decreased $5,687, or 5%, to $104,985 in the thirty-nine weeks ended October 4, 2002 from $110,672 in the thirty-nine weeks ended October 5, 2001.

Domestic sales decreased $8,133, or 9%, to $81,531 in the thirty-nine weeks ended October 4, 2002 from $89,664 in the thirty-nine weeks ended October 5, 2001. International sales increased $2,446, or 12%, to $23,454 in the thirty-nine weeks ended October 4, 2002 from $21,008 in the thirty-nine weeks ended October 5, 2001.



Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and apparel decreased $6,035 or 6%, to $88,348 in the thirty-nine weeks ended October 4, 2002 from $94,383 in the thirty-nine weeks ended October 5, 2001, due primarily to a decrease in domestic footwear unit volume, partially offset by higher international footwear unit volumes and higher average domestic wholesale per pair selling prices. Worldwide footwear unit volumes decreased 16% in the thirty-nine weeks ended October 4, 2002 compared to the thirty-nine weeks ended October 5, 2001. The overall average domestic wholesale selling price per pair of domestic footwear increased 12% in the thirty-nine weeks ended October 4, 2002 compared to the thirty-nine weeks ended October 5, 2001, due to an increase in first quality technical unit volumes and decreased Originals footwear, closeout footwear and special makeup footwear unit volumes, all of which are sold at prices below our first quality technical footwear.

Domestic net sales decreased $8,337, or 11%, to $66,551 in the thirty-nine weeks ended October 4, 2002 from $74,888 in the thirty-nine weeks ended October 5, 2001, due primarily to a 21% decrease in footwear unit volumes, partially offset by higher average wholesale per pair selling prices. The footwear unit volume decrease in the thirty-nine weeks ended October 4, 2002 was due primarily to a 50% decrease in Originals footwear unit volumes and, to a lesser extent, a 45% decrease in closeout footwear unit volumes and a 14% decrease in special makeup footwear unit volumes. The average wholesale per pair selling prices for domestic footwear increased due to a change in the product mix to increased technical footwear unit volumes and decreased Originals, closeout footwear and special makeup footwear unit volumes. Sales of closeout footwear accounted for approximately 6% of domestic Saucony net sales in the thirty-nine weeks ended October 4, 2002 compared to 11% in the thirty-nine weeks ended October 5, 2001. The Originals footwear accounted for 19% of domestic footwear unit volume in the thirty-nine weeks ended October 4, 2002 compared to 31% in the thirty-nine weeks ended October 5, 2001. The unit volume decrease in Originals footwear was primarily due to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell.

International net sales increased $2,302, or 12%, to $21,797 in the thirty-nine weeks ended October 4, 2002 from $19,495 in the thirty-nine weeks ended October 5, 2001, due primarily to a 6% increase in footwear unit volumes and higher average wholesale per pair selling prices. The footwear average wholesale per pair selling price increased primarily due to increased technical footwear unit volume sold at our international subsidiaries, which products carry higher average wholesale per pair selling prices and decreased Originals footwear unit volumes sold by our international distributor business. Footwear unit volumes at our European and Canadian subsidiaries, increased 30% in the thirty-nine weeks ended October 4, 2002 versus the thirty-nine weeks ended October 5, 2001. International distributor footwear unit volumes decreased 23%, due to decreased European distributor unit volumes and a 32% decrease in Originals footwear unit volumes sold in Japan. Distributor sales into the Japanese footwear market accounted for 9% of international sales in the thirty-nine weeks ended October 4, 2002, compared to 14% in the thirty-nine weeks ended October 5, 2001.

Other Products Segment

Worldwide sales of Other Products increased $348, or 2%, to $16,637 in the thirty-nine weeks ended October 4, 2002 from $16,289 in the thirty-nine weeks ended October 5, 2001 due primarily to increased domestic sales of our Hind brand apparel, offset partially by lower sales of Hyde Authentics footwear products, which line has been phased out, and lower sales at our factory outlet stores.

Domestic net sales of Other Products increased $204, or 1%, to $14,980 in the thirty-nine weeks ended October 4, 2002 from $14,776 in the thirty-nine weeks ended October 5, 2001, due primarily to a 13% increase in domestic sales of our Hind brand apparel, offset partially due to a 64% decrease in sales of our Hyde Authentics footwear products, due to lower unit volume and lower average per pair wholesale selling prices. Hind brand apparel sales increased due primarily to an 11% increase in the average wholesale unit selling prices for our Hind apparel brand and, to a lesser extent, a 2% increase in Hind apparel unit volume. The increase in the average wholesale unit selling price for our Hind apparel brand is due to new product introductions, which carry higher selling prices. Sales at our factory outlet stores decreased 1% due to lower closeout sales volume in the thirty-nine weeks ended October 4, 2002. Closeout volume accounted for approximately 4% of factory outlet sales in the thirty-nine weeks ended October 4, 2002 compared to 11% of factory outlet sales in the thirty-nine weeks ended October 5, 2001.

International net sales of Other Products increased $144, or 10%, to $1,657 in the thirty-nine weeks ended October 4, 2002 from $1,513 in the thirty-nine weeks ended October 5, 2001, due primarily to increased Hind apparel sales at our European and Canadian subsidiaries.


Costs and Expenses

Our gross margin in the thirty-nine weeks ended October 4, 2002 increased 2.2% to 34.6% from 32.4% in the thirty-nine weeks ended October 5, 2001, due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the margin increase were proportionately lower sales of closeout footwear, reduced expenses resulting from the closure of our Bangor, Maine production facility and decreased sales of special makeup footwear, which carry lower gross margins, partially offset by increased inventory provisions for Hind apparel for obsolete raw material.

Selling, general and administrative expenses expressed as a percentage of net sales decreased 1.7% to 27.5% of net sales in the thirty-nine weeks ended October 4, 2002 from 29.2% in the thirty-nine weeks ended October 5, 2001. In absolute dollars, selling, general and administrative expenses decreased $3,470, or 11%, to $28,880 in the thirty-nine weeks ended October 4, 2002 from $32,350 in the thirty-nine weeks ended October 5, 2001. Decreased spending in the thirty-nine weeks ended October 4, 2002 was due primarily to decreased print advertising and, to a lesser extent, lower provisions for doubtful accounts, decreased account-specific advertising and promotional spending, reduced variable selling expenses, partially offset by increased administrative payroll, increased incentive compensation and increased business insurance costs.

In the thirty-nine weeks ended October 4, 2002 we recorded a pre-tax non-recurring credit of $59, $28 after-tax, or $0.00 per fully diluted share. The net non-recurring credit consists of a pre-tax credit of $201, $121 after-tax, or $0.02 per fully diluted share, to reduce expenses accrued in the fourth quarter of fiscal 2001 associated with the closing of our Bangor, Maine manufacturing facility, primarily employee termination benefits and facility and lease exit costs, partially offset by a non-recurring pre-tax charge of $142, $93 after tax, or $0.02 per fully diluted share, incurred to close an underperforming retail store and to close and relocate a second retail store. Expenses associated with the store closings included lease termination and other contractual costs of $47 and $95 to writeoff leasehold improvements.

Net interest expense decreased $167, to interest income of $49 in the thirty-nine weeks ended October 4, 2002 from interest expense of $118 in the thirty-nine weeks ended October 5, 2001, due primarily to the absence of borrowings against our domestic and foreign credit facilities and, to a lesser extent, increased interest income.






Income Before Tax and Minority Interest
                                                   Thirty-Nine Weeks Ended
                                            October 4,                October 5,
                                               2002                      2001
                                               ----                      ----
         Segment
           Saucony..........................$   8,571                  $  3,482
           Other Products...................     (673)                      131
                                                 ----                       ---
           Total............................$   7,898                  $  3,613
                                            =========                  ========


Income before tax increased to $7,898 in the thirty-nine weeks ended October 4, 2002 compared to $3,613 in the thirty-nine weeks ended October 5, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment, due to improved gross margins and lower operating expenses and improved profitability in our Saucony international business, due to increased sales at our Canadian and European subsidiaries. The decrease in our Other Products segment income before tax is due primarily to lower gross margins realized by our Hind apparel brand due to increased provisions for obsolete raw material inventory and increased operating expenses, partially offset by increased profitability at our factory outlets due to higher gross margins and lower operating expenses, due principally to the closing of underperforming retail stores in fiscal 2002.

Income Taxes

The provision for income taxes increased to $3,282 in the thirty-nine weeks ended October 4, 2002 from $1,628 in the thirty-nine weeks ended October 5, 2001, due primarily to higher pre-tax income realized by the domestic Saucony segment and increased pre-tax income realized by our Canadian subsidiary. The effective tax rate decreased 3.5% to 41.6% in the thirty-nine weeks ended October 4, 2002 from 45.1% in the thirty-nine weeks ended October 5, 2001 due to a shift in the composition of domestic and foreign pre-tax earnings and the impact of increased deferred tax valuation allowances recorded in the thirty-nine weeks ended October 5, 2001.

Net Income

Net income for thirty-nine weeks ended October 4, 2002 increased to $4,437, or $0.72 per fully diluted share, compared to $1,884 or $0.30 per fully diluted share, in the thirty-nine weeks ended October 5, 2001. Weighted average common shares and equivalent shares used to calculate fully diluted earnings per share were 6,173 and 6,188, respectively, in the thirty-nine weeks ended October 4, 2002 and October 5, 2001.

Liquidity and Capital Resources

As of October 4, 2002, our cash and cash equivalents totaled $30,482, an increase of $8,255 from January 4, 2002. The increase is due primarily to the generation of $7,739 in cash from operations and, to a lesser extent, the receipt of payment on notes receivable of $312, the receipt of $310 from the issuance of shares of our common stock and the receipt of $83 from the sale of capital assets, partially offset by cash outlays for capital assets of $300 and the repayment of long-term debt of $79.

Our accounts receivable increased $5,806 net of the provision for bad debts and discounts, due to increased sales of our Saucony footwear products in the thirty-nine weeks ended October 4, 2002, compared to our sales for the thirty-nine weeks ended January 4, 2002. Our days sales outstanding for accounts receivable decreased to 53 days in the thirty-nine weeks ended October 4, 2002 from 55 days in the thirty-nine weeks ended October 5, 2001. Days sales outstanding is defined as the number of average daily sales days in our accounts receivables as of the period end date. The provision for bad debts and discounts decreased to $4,044 in the thirty-nine weeks ended October 4, 2002 from $4,776 in the thirty-nine weeks ended October 5, 2001, due to a decrease in the provision for doubtful accounts. Inventories decreased $6,162 in the thirty-nine weeks ended October 4, 2002 from January 4, 2002, due to seasonal inventory requirements. The number of day's sales in inventory decreased to 90 days in the thirty-nine weeks ended October 4, 2002 from 100 days in the thirty-nine weeks ended October 5, 2001. Days sales in inventory is defined as the number of average daily cost of sales days in our inventory as of the period end date.

Principal factors (other than net income, accounts receivable, provision for bad debts and discounts and inventory) affecting our operating cash flows in the thirty-nine weeks ended October 4, 2002 included a decrease of $1,706 in accounts payable (due to lower inventories), an increase of $2,695 in accrued expenses (due primarily to increased accruals for sales commissions, incentive compensation and inventory procurement costs and the receipt of $653 in income tax refunds) and a decrease in prepaid expenses of $655 (due to the timing of business insurance prepayments).

On August 30, 2002, we entered into a revolving credit agreement with a bank under the terms of which the bank committed to a maximum of $15,000,000 to us for cash borrowings and letters of credit. The credit facility which terminates on August 30, 2004, amends and restates, in its entirety, the revolving credit agreement which terminated on August 30, 2002. Maximum borrowings under the credit facility are limited to the lesser of $15,000,000 or, the sum of 65% of eligible receivables plus 20% of eligible finished goods inventory, each as defined in the credit agreement. At October 4, 2002, there were no borrowings outstanding under the facility. We had open commitments under letters of credit in the amount of $172,000 at October 4, 2002. Borrowings under the credit facility are made at our election at either (1) the bank's prime rate of interest, less 1.0%, or (2) at the LIBOR rate, plus 1.5%. The credit facility contains various covenants including; restrictions on our ability to incur additional indebtedness, limitations on the annual amount of capital expenditures and limits repurchases of our common stock to $3,000,000 over the term of the facility.

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments. During the thirty-nine weeks ended October 4, 2002, we generated $7,739 in cash from operations, due primarily to a decrease in inventories. In the thirty-nine weeks ended October 5, 2001, we generated $14,015 in cash from operations due primarily to a decrease in inventories. At October 4, 2002, we had no borrowings outstanding under our credit facilities, compared to $2,307 at October 5, 2001.


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


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" (APB
17). We adopted SFAS 142 on January 5, 2002. In applying SFAS 142 we performed the transitional reassessment and impairment test required as of January 4, 2002 and determined that there was no impairment of goodwill. We discontinued amortizing goodwill on January 4, 2002. At January 4, 2002 and October 4, 2002, the carrying value of goodwill was $912.


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


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART II.  OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.            Exhibits

               The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

b.            Reports on Form 8-K

               Saucony did not file any Current Reports on Form 8-K during the fiscal quarter ended October 4, 2002.








                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Saucony, Inc.


Date:   November 14, 2002                 By: /s/ Michael Umana
-----   -----------------                 ---------------------
                                          Michael Umana
                                          Senior Vice President, Finance
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          principal financial officer)


                                 CERTIFICATIONS

I, John H. Fisher, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Saucony, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002               /s/ John H. Fisher
------------------------               ------------------
                                       Name:      John H. Fisher
                                       Title:     President and Chief Executive
                                                  Officer



I, Michael Umana, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Saucony, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002             /s/ Michael Umana
------------------------             -----------------
                                     Name:      Michael Umana
                                     Title:     Senior Vice President, Finance
                                                Chief Financial Officer



EXHIBIT INDEX


Exhibit
   No.                      Description
-------                     -----------

 10.1 Amended and Restated Credit Agreement, dated August 30, 2002, between Saucony, Inc. and State Street Bank and Trust Company.

 99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 4, 2002 filed with the Securities and Exchange Commission on April 3, 2002.

 99.2  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.