Form 10-K
period 2003-01-03
SAUCONY INC
filed 2003-04-03
CIK 49401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                    ---------
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

 For the fiscal year ended January 3, 2003    Commission file number: 000-05083

                                  Saucony, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-1465840
         -------------                                 ----------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                     13 Centennial Drive, Peabody, MA 01960
                     --------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ].

The aggregate market value of voting and non-voting common equity stock held by non-affiliates of the registrant, as of July 5, 2002, was approximately $32,071,000 (based on the closing sale prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market).

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 7, 2003 was 2,525,047 and 3,554,340, respectively.

Portions of the registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders scheduled to be held on May 21, 2003 (the "2003 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2003, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2003 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.




                                  SAUCONY, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 2003



           Caption                                                        Page
           -------                                                        ----

PART I

Item 1.    Business                                                        3
           Executive Officers of the Registrant                            11
Item 2.    Properties                                                      13
Item 3.    Legal Proceedings                                               13
Item 4.    Submission of Matters to a Vote of Security Holders             13

PART II
Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                            14
Item 6.    Selected Financial Data                                         15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk      33
Item 8.    Financial Statements and Supplementary Data                     33
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      33

PART III
Item 10.   Directors and Executive Officers of the Registrant              35
Item 11.   Executive Compensation                                          35
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters                              35
Item 13.   Certain Relationships and Related Transactions                  35
Item 14.   Controls and Procedures                                         35

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                      36
           Signatures                                                      37
           Certifications                                                  38


PART I


ITEM 1 - BUSINESS

Overview

We design, develop and market performance-oriented athletic footwear, athletic apparel and casual leather footwear. Our principal products are:

     o technical running, walking and outdoor trail shoes and athletic apparel, which we sell under the Saucony brand name;

     o technical running shoe models from the early 1980's, which we reintroduced in 1998, as Saucony "Originals", our classic footwear line;

     o    athletic apparel, which we sell under the Hind brand name;

     o shoes for coaches and officials and casual leather walking and workplace footwear, which we sell under the Spot-bilt brand name.


Our products are sold in the United States at more than 5,500 retail locations and at our 12 factory outlet stores and outside the United States in 35 countries through 21 distributors located throughout the world. For the fiscal year ended January 3, 2003, we generated total sales of $133.2 million. During 2002 we relocated our Hind apparel design and development function from Boulder, Colorado to our facility in Peabody, Massachusetts. Furthermore, we completed the conversion of our Hind sourcing to a finished goods solution, which we feel should reduce our inventory requirements.

We are a Massachusetts corporation, founded in 1920. Our headquarters are in Peabody, Massachusetts.

Saucony(R), Spot-bilt(R), GRID(R), Hyde(R), and Hind(R) are our registered trademarks. This annual report on Form 10-K also includes other service marks, trademarks and trade names of ours and of companies other than us. Unless the context indicates otherwise, the terms "we", "us", "Saucony" and the "Company" are used herein to refer to Saucony, Inc. and its consolidated subsidiaries.


Segments

Our business is organized into two operating segments. The Saucony segment consists of Saucony technical and Originals footwear and Saucony apparel. The Other Products segment consists of Hind athletic apparel, Hyde Authentics footwear, which footwear brand we no longer distribute, and Spot-bilt shoes for coaches and officials and casual leather walking and workplace footwear, together with sales of our products at our 12 factory outlet stores.

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the periods and geographic areas indicated.

                                                          Net Sales
                                                    (dollars in thousands)
                                                    ----------------------

                                   Fiscal 2002                   Fiscal 2001                Fiscal 2000
                                   -----------                   -----------                -----------
                                 $           %                  $           %                $           %
                                 -           -                  -           -                -           -
   Saucony
      Domestic..............$   83,182        62%          $   86,414        65%        $  126,758       75%
      International.........    27,647        21%              23,878        18%            19,710       12%
                            ----------        --           ----------        --         ----------       --
      Total.................$  110,829        83%          $  110,292        83%        $  146,468       87%
                            ----------        --           ----------        --         ----------       --


   Other Products
      Domestic..............$   20,171        15%          $   20,070        15%        $   19,035       12%
      International.........     2,196         2%               1,899         2%             2,294        1%
                            ----------        --           ----------        --         ----------       --
      Total.................$   22,367        17%          $   21,969        17%        $   21,329       13%
                            ----------        --           ----------        --         ----------       --


   Total....................$  133,196       100%          $  132,261       100%        $  167,797      100%
                            ==========       ===           ==========       ===         ==========      ===

_________________


For further financial information concerning geographic areas and our operating segments, please see Notes 16 and 17 to our Consolidated Financial Statements in this Annual Report on Form 10-K.


Products
--------

Footwear
--------

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

We design and market separate lines for men and women within most technical footwear categories. In keeping with our emphasis on performance, we market and sell our technical footwear to athletes who have a high participation rate in their sport of choice. We address this market through our "Loyal to the Sport" advertising campaign. We believe that these consumers are more brand loyal than those who buy athletic footwear for casual use. The suggested domestic retail prices for most of our technical footwear products are in the range of $50 to $90 per pair, with our top-of-the-line running shoes having suggested domestic retail prices of up to $130 per pair. During fiscal 2002, we introduced several new shoes targeted at the mid-priced footwear segment, which is the largest segment of the running shoe market, with retail prices ranging from $60 to $80 per pair.

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

During fiscal 2002, we incorporated our newest proprietary footwear technology, Custom Ride Management, into our core technical footwear products. Custom Ride Management technology allows us to tailor shoes to the individual characteristics of a runner, including height, weight, foot size and gait cycles. By doing so, it allows athletes to select a level of cushioning or stability based on their need or preference. During fiscal 2002, we incorporated Custom Ride Management into two running models and in December 2002 commenced shipment of a walking model.

We design our Saucony technical cross training, women's walking and outdoor technical trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony technical running shoes. During fiscal 2002, our most popular non-running technical athletic shoe was a woman's performance walking shoe.

Technical footwear, inclusive of full margin and closeout technical footwear, accounted for approximately 70%, 61% and 51% of our fiscal 2002, fiscal 2001 and fiscal 2000 consolidated net sales, respectively.

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

Our initial Originals offering consisted of two models, the "Jazz Originals" and the "Shadow Originals." In light of the success of these products, we expanded the Originals product line to include color and material variations on our initial Originals and have introduced children's models. During fiscal 2002, we introduced additional Originals products, including contemporary-styled reintroductions of our technical running shoe models from the early 1980's and other casual footwear designed for the 12 to 25 year old footwear consumer.

Originals footwear, inclusive of full margin and closeout originals footwear, accounted for approximately 12%, 21% and 35% of our fiscal 2002, fiscal 2001 and fiscal 2000 consolidated net sales, respectively. We attribute the decrease in sales of Originals footwear primarily to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell.

Spot-bilt
---------

We sell shoes for coaches and officials and casual leather walking and workplace footwear under the Spot-bilt brand name through similar distribution channels as our Saucony brand shoes.

Hyde Authentics
---------------

We formerly sold shoes under the Hyde Authentics brand name.

Athletic Apparel
----------------

Hind
----

We sell a full line of technical apparel under the Hind brand name for use in a variety of sports, including running, fitness and bicycling. We believe that our Hind products have a reputation among athletes for delivering comfort and performance. Most of our Hind products incorporate our moisture management technology, which transfers moisture away from the wearer's skin to enhance comfort. We frequently add innovations to our Hind product offerings in an effort to incorporate the latest fabric technology.

Saucony
-------

We also market athletic apparel under the Saucony label. We target our Saucony apparel line at the mainstream running consumer. We believe that our Saucony athletic apparel supports our Saucony athletic footwear products by enhancing the visibility of the Saucony brand.

Product Design and Development
------------------------------

We believe that the technical performance of our Saucony footwear and other product lines is important to the ultimate consumers of our products. We continually strive to produce products that improve athletic performance and maximize comfort. We use the consulting services of professional designers as well as podiatrists, orthopedists, athletes, trainers and coaches as part of our product development program. We maintain a staff of 13 design and development specialists in Peabody, Massachusetts to undertake continuing product development.

In fiscal 2002, we spent approximately $1.61 million on our product development programs, compared to approximately $1.14 million in fiscal 2001 and $1.08 million in fiscal 2000. Most of our research and development expenditures relate to Saucony brand footwear products.

Sales and Marketing
-------------------

Saucony
-------

We sell our Saucony footwear products at more than 5,500 retail outlets in the United States, primarily higher-end, full-margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. These retail outlets include Foot Locker, Lady Foot Locker, Road Runner Sports, The Athletes Foot Group, United Merchandising and DSW Shoe Warehouse.

We maintain a corporate sales group that is directly responsible for the sales activity in our largest 42 accounts. We also sell our footwear and apparel to retail outlets in the United States through 14 independent manufacturers' agents, whose organizations employ approximately 64 sales representatives. We coordinate the efforts of these representatives through our field sales management group. Our web site, saucony.com, receives thousands of "hits" weekly from consumers looking for new product information and race and event data, as well as general Saucony information. See "Available Information".

We sell our Saucony products outside the United States in 35 countries through 19 distributors located throughout the world, through our Canadian subsidiary, in which we hold an 85% ownership interest, and through our wholly owned subsidiaries located in the Netherlands and the United Kingdom.

We strive to enhance our reputation and image in the marketplace and increase recognition of the Saucony brand name by advertising our products through print media and television advertising. For our technical footwear, we advertise primarily in magazines such as "Runner's World", "Shape" and "Self". We also sponsor sporting events and telecasts to increase brand awareness and the image of our technical footwear to athletes. Examples include "Saucony Running and Racing" seen monthly on ESPN and sponsorship of the Los Angeles Marathon. To build in-store presence, we use account-specific and in-store promotions, such as athlete appearances, special events and discounts for store employee purchases of our products. For our Originals line, we generally advertise in "lifestyle" magazines that target 12 to 25 year olds, such as "Seventeen".

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

Advertising and promotion efforts in foreign markets are directed by local distributors, the nature and content of which is subject to our approval.

Other Products
--------------

We sell our Hind products domestically at independent sporting goods stores and specialty sporting equipment stores through 18 independent manufacturers' agents, whose organizations employ approximately 48 sales representatives. We sell our Hind products outside the United States in 3 countries, through two distributors and our subsidiaries in Canada and the United Kingdom. We market our Spot-bilt line through our Saucony brand distribution channels and directly to customers through our website at Spotbilt.com. See "Available Information".

Factory Stores
--------------

We currently operate 12 factory outlet stores at which we sell our Saucony, Hind and Spot-bilt products. To avoid competing against full-margin retail outlets for these products, we generally limit the items offered at these stores to products with cosmetic defects, discontinued merchandise, slow-moving products and special make-up footwear products. As part of our growth strategy, we plan to open factory stores in selected, factory-outlet malls in areas in which we believe the Saucony brand is underdeveloped and there is a significant potential for sales and profit growth. We believe that this approach will strengthen Saucony brand name recognition. During fiscal 2002, we opened two new factory outlet stores and closed one underperforming store. We plan to open an additional factory outlet store in the first quarter of fiscal 2003 and two more factory outlet stores in the second quarter of fiscal 2003.

Suppliers
---------

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

The number of our foreign suppliers and the percentage of products sourced by us from particular foreign suppliers varies from time to time. During fiscal 2002, we purchased footwear products from four overseas suppliers. One such supplier, located in China, accounted for approximately 35% of our total overseas footwear purchases by dollar volume.

Although we compete with other athletic shoe and apparel companies, including companies that are much larger than we are, for access to production facilities, we believe that our relationships with our footwear and other suppliers are strong. We also believe that we have the ability to develop, over time, alternative sources in various countries for footwear and other products that we source from our current suppliers. However, in the event of a supply interruption, our operations could be materially and adversely affected if a substantial delay occurred in locating and securing alternative sources of supply.

Our operations are subject to compliance with the laws and regulations enforced by the United States Customs Service and to the customary risks of conducting business abroad, including currency fluctuations, increases in customs duties and related fees, import controls and trade barriers (imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. To date, these factors have not had a material adverse affect on our operations.

Distribution and Inventory
--------------------------

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

We also maintain an open-stock inventory on several core technical footwear styles, a limited number of Originals footwear styles and Hind apparel products so that we can satisfy retailers' orders on an "at-once" basis. The majority of our Originals line of footwear is sold on a "futures" basis, with limited planned inventory position, because we believe that demand for products from our Originals line is more closely tied to style and fashion trends than demand for our other products. By maintaining limited inventory for several styles of our Originals line, we seek to minimize the risk of inventory obsolescence that can result from unanticipated changes in consumer preferences. We are, however, subject to inventory risk for our Originals and technical footwear products in the event of significant order cancellations.

Backlog
-------

The athletic and casual footwear and athletic apparel industries in which we compete are subject to seasonal sales fluctuations. Sales of our Saucony and other footwear brands and our Hind athletic apparel are generally highest in the first and third quarters. Because products sold on an "at once" basis are generally shipped as orders are received, our backlog relates primarily to products sold on a "futures" basis. The mix of "future" and "at-once" orders can vary significantly from quarter-to-quarter and year-to-year.

Our backlog of unfilled orders was approximately $52.4 million at January 3, 2003 and $42.5 million at January 4, 2002. We expect that all of our backlog at January 3, 2003 will be shipped in fiscal 2003, provided that our customers do not cancel their orders. However, our backlog does not necessarily represent actual future shipments because orders may be cancelled by our customers without financial penalty. The rate of customer order cancellations can vary quarter-to-quarter and year-to-year. Customers may also reject nonconforming products.

During fiscal 2002, 2001 and 2000 we did not derive more that 10% of our consolidated revenue from sales to one customer.

Trade Policy
------------

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

For example, we import significant amounts of our footwear products from China. On December 11, 2001, China acceded to the World Trade Organization ("WTO") and thus now enjoys Permanent Normal Trade Relations with the United States. Therefore, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. However, even though it has joined the WTO, scrutiny of China's trading practices is not likely to subside. There will be continuing pressure on China to honor its WTO commitments, particularly those relating to intellectual property protection. If China does not abide by WTO rules, the United States may come under pressure to impose sanctions, such as duties or quotas, on imports from China. If any such action were to include imports of footwear products from China, it could significantly add to our cost of goods and could restrict our supply of products from that country.

Competition
-----------

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands with financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors for our Hind products are Nike, Pearl Izumi and Sugoi. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and our ability to meet delivery commitments to retailers. We believe that we are competitive in all of these areas. However, there can be no assurance that we will be able to retain our market share or respond timely to changing consumer preferences.

Trademarks
----------

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

Employees
---------

As of January 3, 2003, we employed approximately 291 people worldwide. Of these employees, approximately 224 were in the United States and approximately 67 were in foreign locations. We believe that our employee relations are excellent. We have never experienced a strike or other work stoppage. Approximately 22 employees in our Peabody, Massachusetts warehouse were represented by a union as of January 3, 2003. The collective bargaining agreement with the union which represents our warehouse employees expires on April 30, 2003. While we believe that we will be able to negotiate a new collective bargaining agreement prior to that date, we may not be successful in doing so. If we are not successful, we might experience a strike or other work stoppage, which could have a material adverse affect on our operations. None of our other employees are represented by a union or are subject to a collective bargaining agreement.

Available Information
---------------------

We maintain a website at www.sauconyinc.com. We make available free of charge on or through that website our recent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Beginning in April 2003, we expect to make available, free of charge on our website, our recent Current Reports on Form 8-K and filings under Section 16 of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We are not including the information contained at www.sauconyinc.com, www.saucony.com, www.hind.com, www.spotbilt.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

Our executive officers, as of March 15, 2003 are as follows:

  Name                         Age                  Position
  ----                         ---                  --------

John H. Fisher                 55        Chairman of the Board, President and
                                         Chief Executive Officer

Charles A. Gottesman           52        Vice Chairman of the Board and
                                         Executive Vice President,
                                         Business Development

Michael Umana                  40        Senior Vice President, Finance,
                                         Chief Operating and Financial Officer
                                         and Treasurer

Wolfgang Schweim               50        President, Saucony International

Michael Jeppesen               43        Senior Vice President, Manufacturing
                                         and Design

Samuel S. Ward                 40        Senior Vice President, Operations
                                         and Technology

Roger P. Deschenes             44        Vice President, Controller,
                                         Chief Accounting Officer and
                                         Assistant Treasurer



John H. Fisher has served as one of our directors since 1980 and as Chairman of the Board since 1991. Mr. Fisher has served as our Chief Executive Officer since 1991 and as our President since 1985. Mr. Fisher served as our Chief Operating Officer from 1985 to 1991, our Executive Vice President from 1981 to 1985 and as our Vice President, Sales from 1979 to 1981. He is a member of the World Federation of Sporting Goods Industries, is the former Chairman of the Athletic Footwear Council of the Sporting Goods Manufacturers Association and is a member of various civic associations. Mr. Fisher is the son of Phyllis H. Fisher, one of our directors, and the brother-in-law of Charles A. Gottesman, our Vice Chairman of the Board and Executive Vice President, Business Development.

Charles A. Gottesman has served as one of our directors since 1983. Mr. Gottesman has served as our Vice Chairman of the Board and Executive Vice President, Business Development since July 2001. Mr. Gottesman served as our Executive Vice President, Chief Operating Officer and Treasurer from 1992 to June 2001, our Executive Vice President, Finance from 1989 to 1992, our Senior Vice President from 1987 to 1989, our Vice President from 1985 to 1987, our Treasurer from 1983 to 1989 and in several other capacities beginning in 1977. Mr. Gottesman is the son-in-law of Phyllis H. Fisher, one of our directors, and the brother-in-law of John H. Fisher, our President and Chief Executive Officer.

Michael Umana has served as our Senior Vice President, Finance, Chief Operating Officer, Chief Financial Officer and Treasurer, since July 2001 after having served as our Senior Vice President, Finance and Chief Financial Officer since May 2000. Mr. Umana joined us in October 1999 as our Vice President, Finance and Chief Financial Officer. From 1997 to October 1999, Mr. Umana served as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit, at PerkinElmer, Inc., a high technology manufacturer. From 1985 to 1997, Mr. Umana held various auditing and consulting positions, the most recent being Senior Manager, Business Consulting, at Arthur Andersen LLP, a professional services company. Mr. Umana is a Certified Public Accountant.

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

Michael Jeppesen joined us in May 2001, as Senior Vice President, Manufacturing and Design. From October 1999 to May 2001, Mr. Jeppesen was employed as Vice President of Operations for Coach Leatherware Inc, a leather products manufacturer, where he was responsible for manufacturing and product development. From December 1996 to October 1999, Mr. Jeppesen held various senior management positions at Adidas AG, an athletic footwear manufacturer, including Vice President of European Operations and Vice President - Global Materials, the most recent being Vice President of European Operations, which he held beginning in 1997. Mr. Jeppesen was employed as General Manager of Prime Asia, a footwear manufacturer, from 1994 to 1996.

Samuel S. Ward has served as our Senior Vice President, Operations and Technology since October 2002. Mr. Ward joined us in February 2001 as Vice President, Enterprise Solutions, in which capacity he was responsible for leading a continuous improvement program to improve operational efficiency through the redesign of business processes and supporting information systems. From 1994 to 2001, Mr. Ward held various supply chain and business process improvement consulting positions, including Senior Consultant and Manager, which he held from 2000 to 2001, in the Business Consulting Group at Arthur Andersen LLP, a professional services company. Mr. Ward graduated from Duke University's Fuqua School of Business in 1994. From 1987 to 1992, Mr. Ward held various finance and operations positions at General Electric Company and completed General Electric's Financial Management Program.

Roger P. Deschenes has served as our Vice President, Controller, Chief Accounting Officer and Assistant Treasurer since December 2002 after having served as our Vice President, Controller and Chief Accounting Officer since 1997, and our Controller and Chief Accounting Officer from 1995 to 1997. Mr. Deschenes joined us in 1990 as Corporate Accounting Manager. He was employed at Allen-Bradley Company, a subsidiary of Rockwell International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. Mr. Deschenes is a Certified Management Accountant.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 2 - PROPERTIES
-------------------

Our general and executive offices and our main distribution facility are located in Peabody, Massachusetts and are owned by us. This facility consists of approximately 126,000 square feet, of which 107,000 square feet is warehouse space.

We also own a facility in Bangor, Maine containing approximately 73,000 square feet of space, which we previously had used for the assembly of our domestic Saucony running shoes. We commenced seeking a buyer for this facility in February 2002. We also own a facility in Brookfield, Massachusetts containing approximately 109,000 square feet, which we use for warehousing and distribution.

We lease factory outlet stores with an aggregate of approximately 23,000 square feet of retail space at 10 locations in Massachusetts, Maine and Florida. The terms of these leases range from 3 to 10 years. We also own a factory outlet store containing approximately 3,000 square feet of retail space in Bangor, Maine.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

We are involved in routine litigation incident to our business. We do not believe that any of these proceedings will have a material adverse effect on our financial position, operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the fiscal quarter ended January 3, 2003, there were no matters submitted to a vote of security holders of Saucony, through the solicitation of proxies or otherwise.



PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Our Class A Common Stock and Class B Common Stock trade on the Nasdaq National Market under the symbols "SCNYA" and "SCNYB", respectively. The following table sets forth, for the periods indicated, the actual high and low sales prices per share of the Class A Common Stock and the Class B Common Stock as reported by the Nasdaq National Market.

                                                                     Class A                        Class B
                                                                  Common Stock                Common Stock
                                                                  ------------                ------------

                                                              High          Low             High             Low
                                                              ----          ---             ----             ---

     Fiscal Year ended January 3, 2003

     First quarter.........................................$    7.000    $   5.400      $    6.950       $   5.375
     Second quarter........................................     8.400        6.710           8.590           6.600
     Third quarter.........................................     7.900        5.850           7.850           5.650
     Fourth quarter........................................    10.040        6.000          10.000           5.700



     Fiscal Year ended January 4, 2002

     First quarter.........................................$   10.500    $   6.313      $   10.125       $   5.969
     Second quarter........................................     8.570        5.570           8.590           5.800
     Third quarter.........................................     6.620        5.190           6.400           5.030
     Fourth quarter........................................     5.450        4.530           5.600           4.260



There were 243 and 251 stockholders of record of the Class A Common Stock and Class B Common Stock, respectively, on March 27, 2003. Only the Class A Common Stock has voting rights.

We have never paid any cash dividends on shares of our Class A Common Stock or Class B Common Stock. Our credit facility agreement restricts the payment or declaration of any dividend without the consent of our lender. Each share of Class B Common Stock is entitled to a regular cash dividend equal to 110% of the regular cash dividend, if any, payable on a share of Class A Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below as of January 3, 2003 and January 4, 2002 and for the years ended January 3, 2003, January 4, 2002 and January 5, 2001 are derived from the audited consolidated financial statements of Saucony included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Saucony not included in this Annual Report on Form 10-K. Saucony's historical results are not necessarily indicative of its results of operations to be expected in the future.


                                                          Year         Year        Year        Year        Year
                                                          Ended        Ended       Ended       Ended       Ended
                                                         Jan. 3,      Jan. 4,     Jan. 5,    Dec. 31,     Jan. 1,
                                                          2003         2002      2001 (1)      1999        1999
                                                          ----         ----      --------      ----        ----

                                                                     (in thousands except per share amounts)

Selected Income Statement Data

Revenues ..............................................$ 133,499     $132,364    $167,920    $155,887    $ 105,810

Operating income (loss) (2), (3).......................    8,943         (269)     16,123      18,196        5,741

Net income (loss)......................................    5,243         (940)      8,963      10,319        3,579

Earnings per common share - basic......................$    0.86     $  (0.15)   $   1.45    $   1.64    $   0.57
                                                       =========     ========    ========    ========    ========

Earnings per common share - diluted....................$    0.85     $  (0.15)   $   1.41    $   1.57    $   0.56
                                                       =========     ========    ========    ========    ========

Weighted average common shares and
   equivalents outstanding

   Basic EPS ..........................................    6,107        6,080       6,192       6,292        6,242

   Diluted EPS ........................................    6,186        6,080       6,341       6,568        6,373

Cash dividends per share of common stock...............       --           --          --          --           --


Selected Balance Sheet Data
                                                          Jan. 3,      Jan. 4,     Jan. 5,    Dec. 31,     Jan. 1,
                                                           2003         2002        2001        1999        1999
                                                           ----         ----        ----        ----        ----

                                                                               (in thousands)

Current assets.........................................$  80,670     $ 69,538    $ 73,531    $ 66,480    $  58,963
Current liabilities....................................   16,343       12,325      15,919      15,403       18,840
Working capital........................................   64,327       57,213      57,612      51,077       40,123
Total assets...........................................   87,540       78,100      83,285      77,181       69,879
Long-term debt and capitalized lease
   obligations, net of current portion.................       --           --          34         292          559

Stockholders' equity...................................   68,696       63,162      64,620      58,962       48,250

---------------------------

(1)      See Note 1 to our Consolidated Financial Statements regarding reporting period.
(2)      See Note 15 to our Consolidated Financial Statements regarding our Bangor, Maine plant closing and other charges incurred in fiscal 2001.
(3)      See Note 14 to our Consolidated Financial Statements regarding the sale of our cycling division in fiscal 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

In the following management's discussion and analysis of financial condition and results of operations: (1) when we refer to the 2002 fiscal year, we mean the fiscal year ended January 3, 2003, (2) when we refer to the 2001 fiscal year, we mean the fiscal year ended January 4, 2002, (3) when we refer to the 2000 fiscal year, we mean the fiscal year ended January 5, 2001 and (4) all dollar amounts are in thousands, except per share amounts.

Business Overview
-----------------

Our core business focus is to design, develop and market performance-oriented athletic footwear and athletic apparel, which we sell under the Saucony brand name, and athletic apparel, which we sell under the Hind brand name. Sales of Saucony brand products accounted for approximately 83%, 83% and 87% of our consolidated net sales for 2002, 2001 and 2000, respectively, the significant majority of which are sales of Saucony footwear products. Our results of operations, financial position and cash flows are heavily dependent upon our Saucony footwear business. Our ability to increase Saucony footwear sales is dependent upon increasing our share of the market for footwear sales.

We pursue different strategies for our two Saucony footwear product categories. For our technical footwear category, we combine high quality material and components and technical features designed to meet the performance requirements of athletes who have a high participation rate in their choice of sport. We incorporate either our Ground Reaction Inertia Device, or GRID system, or our proprietary footwear technology, Custom Ride Management, into the majority of our technical footwear products. For our Originals footwear category, we design fashion-oriented footwear intended to appeal to younger consumers who generally do not wear the footwear for athletic purposes.

Our primary footwear focus is in technical footwear. As a result, we direct most of our design and development efforts and working capital investments towards our Saucony technical footwear. We view our Originals footwear as a market opportunity which we must carefully manage due to rapid shifts in consumer preferences. Accordingly, we limit our investment in working capital for, and our spending on design and development of, our Originals footwear.

Our Saucony technical footwear and Originals footwear, along with athletic apparel we sell under the Saucony brand name, constitute one operating segment. We have another operating segment which consists of athletic apparel we sell under the Hind brand name, shoes for coaches and officials and casual leather walking and workplace footwear we sell under the Spot-bilt brand name and sales of all of our products at our 12 factory outlet stores. We refer to this segment as our Other Products segment. Sales from our Other Products segment accounted for approximately 17%, 17% and 13% of our consolidated net sales for 2002, 2001, and 2000, respectively. A majority of these sales are sales of our Hind athletic apparel.

We compete in intensely competitive markets. Our ability to achieve sales growth is dependent upon several factors including, but not limited to, product design and technical performance, product quality, price, styling and our ability to market and promote our brand and our products. Our business is sensitive to consumer spending patterns, which in turn are subject to prevailing regional and national economic patterns, such as employment levels and consumer confidence. Continued increases in national unemployment levels and decreased consumer confidence may restrict consumer spending, thereby negatively affecting our sales and results of operations.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies are as follows:

-        Revenue Recognition

          We recognize revenue from product sales when title passes and all the rewards and risk of loss have been transferred and all the criteria for revenue recognition described in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B are met. Title generally passes upon shipment or upon receipt by the customer. Retail store revenues are recorded at the time of sale.

          As part of our revenue recognition policy, we must make estimates for defective product returns and other allowances related to current period product revenue. We record a provision for defective product returns and other allowances based upon past experience and the receipt of notification of pending returns. While the returns have historically been within our expectations and the provisions established, the product return rate may not remain constant. Any significant increase in the product return rate and resulting reduction in our net sales could have a material adverse effect on our results of operations and cash flows for the period in which the returns materialize. If actual or expected future returns and allowances were significantly greater or lower than the reserves we established, we would record a reduction or increase to our reserves in the period in which such determination was made.

-        Accounts Receivable - Allowances for Doubtful Accounts

          We maintain allowances for doubtful accounts and therefore must estimate losses resulting from the inability of our customers to make required payments. We analyze our accounts receivable, historical bad debt trends, customer credit worthiness, economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As noted in Note 18 of the consolidated financial statements, we have a credit risk concentration, due to the concentration of our domestic Saucony footwear sales among a relatively small customer base. If the liquidity or financial condition of any of our larger customers were to deteriorate, resulting in an impairment of their ability to make payments due us or if payment schedules of our customers are otherwise delayed from historical trends, additional allowances might be required, which could materially increase our allowance for doubtful accounts and effect our results of operations and cash flows.

-        Inventories

          We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We calculate the provision for excess and obsolete inventory as the difference between the cost of the inventory and our estimated market value of the inventory. We estimate market value based upon estimated product demand and market conditions. The provision is recorded as a charge to cost of sales. If actual future demand or market conditions are less favorable than those we project, additional provisions to write-down inventory may be required, which could materially reduce our amount of current assets and affect our results of operations and cash flows.

-        Property, Plant and Equipment

          We record property, plant and equipment, including buildings, leasehold improvements, equipment and computer equipment at cost and depreciate it over the applicable estimated useful life. Changes in circumstances, such as technological advances or changes to our business operations, can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be decreased, we would increase depreciation over the remaining useful life to depreciate the asset's net book value to its salvage value. Decreasing an assets' estimated useful life could affect our results of operations.

-        Impairment of Long-Lived Assets

          We review the recoverability of our long-lived assets (property, plant and equipment and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. We recognize an impairment of a long-lived asset if the carrying value of the long-lived asset is not recoverable from its estimated future undiscounted cash flows. We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value. During fiscal 2002, we recorded an impairment charge of $44 to reduce the carrying amount of long-lived assets used in our retail operations, which carrying value we deemed to be not recoverable from its undiscounted future cash flows. The charge is included in general and administrative expenses. Should future events and circumstance cause cash flows associated with any of our long-lived assets to decline significantly from our estimates, we may need to record charges for impairment of long-lived assets, which would affect our results of operations and financial position.

          We no longer amortize goodwill and other indefinite-lived intangible assets. Rather, we review them for impairment. When events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. We record impairment charges as a component of general and administrative expenses. We test the impairment of our goodwill annually. We completed an annual test for impairment at January 3, 2003 and determined that goodwill was not impaired. At January 3, 2003, the carrying value of goodwill was $912. Our estimates of undiscounted future cash flows may differ materially from actual cash flows due to, technological changes, economic conditions or changes to our business operations. A charge for impairment of goodwill may be necessary if we experience a significant decline in our undiscounted future cash flows. Such a charge would affect our results of operations and financial position.

-        Income Taxes

          We estimate our income taxes in each of the jurisdictions that we operate. This process requires us to estimate our current tax exposure, together with assessing temporary differences, which result in deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish valuation allowances when we determine that it is more likely than not that the deferred tax assets resulting from operating losses will not be realized. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent upon future taxable earnings and is therefore uncertain. During fiscal 2002, we recorded deferred tax valuation allowances of $94 on loss carryforwards that are not expected to be realized, increasing our tax expense in the period such determination was made. At January 3, 2003, we have provided valuation allowances in an amount equal to our deferred tax assets which have resulted from net operating losses.

          U.S. generally accepted accounting principles allow companies to defer the recognition of tax liability on undistributed earnings of foreign subsidiaries that are indefinitely reinvested in the foreign operation. At January 3, 2003, we had approximately $4,055 of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations for which we have not recorded deferred income taxes. Were we to repatriate foreign earnings which have been designated as indefinitely invested in foreign operations, we would record additional tax expense at the time of repatriation.

-        Stock-Based Compensation

          We have elected to continue to measure stock-based compensation expense using the intrinsic value method. Accordingly, we measure compensation cost for stock options and restricted stock awards as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. We calculate compensation cost for stock purchase warrants based upon the fair value at the grant date. We amortize stock-based compensation arising from the issuance of restricted stock warrants, below market options and stock-based compensation resulting from stock purchase warrants over the vesting period of the stock grant, option term or the warrant term. Amortization of stock-based compensation amounted to $43, $38 and $6 for 2002, 2001 and 2000, respectively. Had we determined the stock-based compensation expense for our stock options based upon the fair value at the grant date for stock option awards in fiscal 2002, 2001 and 2000, our reported net income would have been reduced by $684, $746 and $535, respectively.

-        Hedge Accounting for Derivatives

          We enter into forward currency exchange contracts to hedge anticipated foreign currency exchange transactions, as well as the resulting intercompany liabilities which are denominated in currencies other than the functional currency. These contracts economically function as effective hedges of the underlying exposures; however, we are required to record changes in the fair value of these foreign currency contracts against earnings in the period of the change.

          We estimate the fair value of our foreign currency exchange contracts based on foreign exchange rates as of January 3, 2003. At January 3, 2003, the notional value our foreign currency exchange contracts to purchase U.S. dollars was $5,685. The fair value of our foreign currency exchange contracts at January 3, 2003 was $5,504. We recorded a charge of $181 against earnings to adjust our derivatives to their fair value. Since January 3, 2003, the value of the U.S. dollar has decreased against the Canadian dollar and the Euro. Continued weakness of the U.S. dollar will require that we record additional charges in fiscal 2003 to adjust our derivatives to their fair value. The amount of the potential charge is dependent upon the change in foreign exchange rates from the January 3, 2003 rates to the time that the forward exchange contract matures or to the foreign exchange rates as of the period end reporting date. These charges could have a material effect on our results of operations, financial position and cash flows.

-        Contingencies

          We are involved in legal proceedings involving employee and contractual relationships, product liability claims, trademark rights and other matters. We record contingent liabilities for claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the claim will exceed the recorded liability. Estimating probable losses requires analysis of several factors and may include our judgment as to the potential actions of third party claimants and courts. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our earnings or on our financial position. If actual or estimated probable future claims exceed our recorded liability for the claims, we would record additional charges during the period in which the actual loss or change in estimate occurred.


Highlights
                                                                               Increase (Decrease)
                                                                     2002 vs. 2001            2001 vs. 2000
                                                                     -------------            -------------

     Net sales.................................................$       935     0.7%      $   (35,536)     (21.2)%
     Gross profit..............................................      3,703     8.8           (20,059)      (32.3)
     Selling, general and administrative expenses..............     (3,129)   (7.7)           (3,134)      (7.2)


                                                                                   $ Change
                                                                     2002 vs. 2001            2001 vs. 2000
                                                                     -------------            -------------

     Operating income.................................................$  9,212                $   (16,392)
     Income before income taxes.......................................   9,645                    (15,877)
     Net income.......................................................   6,183                     (9,903)


                                                                               Percent of Net Sales
                                                                        2002          2001            2000
                                                                        ----          ----            ----

     Gross profit.................................................      34.4%          31.9%          37.1%
     Selling, general and administrative expenses.................      28.0           30.6           25.9
     Operating income (loss) .....................................       6.7           (0.2)           9.6
     Income (loss) before income taxes............................       7.0           (0.3)           9.2
     Net income (loss)............................................       3.9           (0.7)           5.3


Consolidated Net Sales
----------------------

Fiscal 2002, fiscal 2001 and fiscal 2000 consisted of 52, 52 and 53 weeks, respectively. Our net sales and results of operations for each of fiscal 2002, fiscal 2001 and fiscal 2000 are comparable. Net sales increased $935, or 1%, to $133,196 in fiscal 2002 from $132,261 in fiscal 2001. Net sales decreased $35,536, or 21%, to $132,261 in fiscal 2001 from $167,797 in fiscal 2000. Net sales for 2000 included $3,188 in net sales from our cycling division, which we divested in June 2000.

On a geographic basis, domestic sales decreased $3,131, or 3%, to $103,353 in fiscal 2002 from $106,484 in fiscal 2001. International sales increased $4,066, or 16%, to $29,843 in fiscal 2002 from $25,777 in fiscal 2001. Favorable changes in foreign exchange rates accounted for $214 of the international sales increase in fiscal 2002. Domestic sales decreased $39,309, or 27%, to $106,484 in fiscal 2001 from $145,793 in fiscal 2000. International sales increased $3,773, or 17%, to $25,777 in fiscal 2001 from $22,004 in fiscal 2000. Unfavorable changes in foreign exchange rates reduced the international sales increase in fiscal 2001 by $940.


   Saucony Segment
                               2002                   2001
                          Total / Change         Total / Change           2000
                          from Prior Year        from Prior Year          Total
                          ---------------        ---------------          -----

         Net Sales         $110,829 / 1%         $110,292 / -25%        $146,468



Net Sales:  2002 Compared to 2001
---------------------------------

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $537, or 1%, to $110,829 in fiscal 2002 from $110,292 in fiscal 2001, due primarily to a 10% increase in international footwear unit volumes and higher domestic wholesale per pair average sell prices, offset by decreased overall domestic footwear unit volumes. The volume of footwear sold in fiscal 2002 decreased 9% to 3,707 pair from 4,075 pair in fiscal 2001, primarily due to lower Originals and closeout footwear unit volumes. The overall average domestic wholesale selling price per pair of domestic footwear increased 12% in fiscal 2002 versus fiscal 2001, due to an increase in technical footwear unit volumes and decreased closeout footwear unit volumes and Originals footwear unit volumes, both of which sell at prices below our first quality technical footwear.

Domestic net sales decreased $3,232, or 4%, to $83,182 in fiscal 2002 from $86,414 in fiscal 2001, due primarily to a 42% decrease in Originals footwear unit volumes and a 52% decrease in closeout footwear unit volumes, offset partially by a 16% increase in technical footwear unit volumes, a 5% increase in special make-up footwear unit volumes and a 12% increase in the overall average domestic wholesale per pair selling price. The volume of domestic footwear sold in fiscal 2002 decreased 14% to 2,775 pair from 3,224 pair in fiscal 2001. The higher average wholesale selling price per pair was due to increased unit volume of first quality technical footwear and lower unit volumes of closeout footwear and originals footwear, both of which sell at prices below our first quality technical footwear. Sales of closeout footwear accounted for approximately 5% of domestic Saucony net sales in fiscal 2002 compared to 12% in fiscal 2001. The decrease in closeout footwear sales is due to lower inventory quantities of past season footwear available for sale in fiscal 2002. Originals footwear accounted for 19% of fiscal 2002 domestic footwear unit volume versus 29% in fiscal 2001. The unit volume decrease in Originals footwear is primarily due to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell. Our domestic order cancellation rate for fiscal 2002 was comparable with our historical averages.

International net sales increased $3,769, or 16%, to $27,647 in fiscal 2002 from $23,878 in fiscal 2001, due primarily to a 10% increase in footwear unit volumes and, to a lesser extent the favorable impact on a weaker U.S. dollar against European currencies, partially offset by lower average per pair wholesale selling price. The volume of international footwear sold in fiscal 2002 increased 10% to 932 pair from 852 pair in fiscal 2001. Footwear unit volumes increased 36% at our European and Canadian subsidiaries, which was partially offset by a 16% unit volume decrease at our international distributor business in fiscal 2002 versus fiscal 2001. The footwear unit volume increase at our European and Canadian subsidiaries was due to increased sales of our technical footwear. Sales at our international distributor business decreased in fiscal 2002 due primarily to decreased Originals footwear unit volume sold in the Japanese footwear market. Distributor sales into the Japanese footwear market accounted for 9% of international sales in fiscal 2002, compared to 14% in fiscal 2001.

Net Sales:  2001 Compared to 2000
---------------------------------

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $36,176, or 25%, to $110,292 in fiscal 2001 from $146,468 in fiscal 2000, due primarily to a 22% decrease in footwear unit volumes and lower domestic and international wholesale per pair average selling prices. The overall average domestic wholesale selling price per pair of domestic footwear decreased 2% in fiscal 2001 versus fiscal 2000, due primarily to a 33% increase in special make-up footwear unit volumes and a 34% increase in closeout footwear unit volumes, both of which sell at prices below our first quality technical footwear and, a change in the product mix for technical footwear to lower priced products.

Domestic net sales decreased $40,344, or 32%, to $86,414 in fiscal 2001 from $126,758 in fiscal 2000, due primarily to a 62% decrease in Originals footwear unit volumes, a 13% decrease in technical footwear unit volumes and a lower average wholesale per pair selling price, partially offset by a 34% increase in closeout footwear unit volumes and a 33% increase in special make-up footwear unit volumes. The lower average wholesale selling price per pair is due to higher unit volumes of closeout footwear and special make-up footwear, both of which sell at prices below our first quality technical footwear. Sales of closeout footwear accounted for approximately 12% of domestic Saucony net sales in fiscal 2001 compared to 5% in fiscal 2000. The Originals footwear accounted for 29% of fiscal 2001 domestic footwear unit volume versus 53% in fiscal 2000. The unit volume decrease in Originals footwear is primarily due to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell. During the second half of fiscal 2001, the domestic order cancellation rate for our Saucony footwear decreased from the order cancellation rate in the first half of fiscal 2001 and was comparable with our historical average.

International net sales increased $4,168, or 21%, to $23,878 in fiscal 2001 from $19,710 in fiscal 2000, due primarily to a 40% increase in footwear unit volumes, partially offset by a lower average per pair wholesale selling price and the negative impact of the stronger U.S. dollar against European currencies. Footwear unit volumes increased 73% at our international distributor business and 17% at our European and Canadian subsidiaries, respectively, in fiscal 2001 versus fiscal 2000. The footwear unit volume increase in our international distributor business was due primarily to the success of our Originals footwear product in the Japanese footwear market in 2001, which accounted for approximately 91% of the international distributor unit volume increase, and increased market penetration in the Pacific Rim. Distributor sales into the Japanese market accounted for 14% of international sales in fiscal 2001, compared to 4% in fiscal 2000.

  Other Products Segment

                                2002                   2001
                           Total / Change         Total / Change          2000
                           from Prior Year        from Prior Year         Total

         Net Sales          $22,367 / 2%           $21,969 / 3%          $21,329


The Other Products segment consists of our Hind athletic apparel, twelve factory outlet stores, Spot-bilt coaches' and official shoes and casual walking and workplace footwear, sales of our Hyde Authentics casual footwear, which brand we no longer distribute, and sales from our former cycling division. Each of these businesses represented less than 10% of total revenues and, in the aggregate, represented 17% of total net sales in fiscal 2002.


Net Sales:  2002 Compared to 2001
---------------------------------

Worldwide sales of Other Products increased $398, or 2%, to $22,367 in fiscal 2002 from $21,969 in fiscal 2001 due primarily to increased domestic and international sales of our Hind brand apparel, partially offset by lower sales of our Hyde Authentics footwear and lower sales at our factory outlet division.

Domestic net sales of Other Products increased $101, or 1%, to $20,171 in fiscal 2002 from $20,070 in fiscal 2001 due primarily to a 5% increase in unit volume of our Hind apparel and, to a lesser extent, a 4% increase in the average per pair wholesale selling price of our Hind apparel, partially offset by decreased sales of Hyde Authentics footwear due to lower unit volume and a lower average per pair wholesale selling price and, a 2% decrease in sales at our factory outlet division due to reduced closeout sales. The increase in the average wholesale unit selling price for our Hind apparel brand is due to new product introductions, which carry higher selling prices. Sales at our factory outlet division decreased due to lower closeout sales volume in fiscal 2002 compared to fiscal 2001. Close out sales accounted for approximately 3% of fiscal 2002 sales compared to approximately 9% in fiscal 2001.

International net sales of Other Products increased $297, or 16%, to $2,196 in fiscal 2002 from $1,899 in fiscal 2001, due primarily to increased Hind apparel sales at our European and Canadian subsidiaries.


Net Sales:   2001 Compared to 2000
----------------------------------

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

International net sales of Other Products decreased $395, or 17%, to $1,899 in fiscal 2001 from $2,294 in fiscal 2000, primarily due to decreased Hind apparel sales in Europe.

Costs and Expenses
------------------

Our gross margin in fiscal 2002 increased 2.5% to 34.4% from 31.9% in fiscal 2001 due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the fiscal 2002 margin increase were proportionately lower sales of closeout footwear products, reduced cost resulting from the closing of our Bangor, Maine manufacturing operations, improved margins on several domestic footwear products and higher levels of domestic at-once shipments, which shipments carry lower discounts, partially offset by increased inventory provisions for obsolete Hind raw material and for some slow-moving Hind apparel finished goods.

Our gross margin in fiscal 2001 decreased 5.2% to 31.9% from 37.1% in fiscal 2000 due primarily to the significant decline in Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the fiscal 2001 margin decrease were proportionately higher sales of closeout products, due to our decision to reduce inventory levels and of special make-up footwear, both of which carry lower margins, and to a lesser extent manufacturing inefficiencies, domestic pricing pressures, changes in the geographic mix of sales and the negative impact of the U.S. dollar on our European margins.

The ratio of selling, general and administrative expenses to net sales decreased 2.6% to 28.0% in fiscal 2002 from 30.6% in 2001. The decrease in the ratio resulted from decreased advertising, selling and administrative expenses in fiscal 2002. In absolute dollars, selling, general and administrative expenses decreased to $37,278 in 2002, or 8%, from $40,407 in fiscal 2001. Decreased spending in fiscal 2002 was due primarily to decreased print media advertising, lower provisions for bad debts and, to a lesser extent, decreased promotional spending, decreased account specific advertising, decreased depreciation expense, decreased professional fees and lower selling payroll, partially offset by increased incentive compensation, due to improved operating profit, increased administrative payroll and increased insurance costs.

The ratio of selling, general and administrative expenses to net sales increased 4.7% to 30.6% in fiscal 2001 from 25.9% in 2000. The increase in the ratio resulted from advertising, selling and administrative expenses decreasing at a lower rate than the rate of the sales decrease. In absolute dollars, selling, general and administrative expenses decreased to $40,407 in 2001, or 7%, from $43,541 in fiscal 2000. Decreased spending in fiscal 2001 was due primarily to reduced operating expenses resulting from the cycling division divestiture, decreased television and print media advertising, decreased account-specific advertising, promotion and event sponsorship and decreased variable selling expenses and incentive compensation, offset partially by increased operating expenses associated with the factory outlet division expansion and higher provisions for doubtful accounts.

Plant Closing and Other Charges
-------------------------------

On November 9, 2001 we announced the cessation of manufacturing and closing of our Bangor, Maine facility. During the fourth quarter of fiscal 2001, we relocated our Asian sourcing and quality control office to China, resulting in the closure of our Taiwan office, and negotiated an early termination and exit of a retail store lease. As a result of these actions, we recorded pre-tax charges of $2,108. The closing of our Bangor, Maine facility in January 2002 resulted in the termination of 104 employees, of which 61 were terminated subsequent to January 4, 2002. Assets used by our Bangor, Maine manufacturing facility, the Taiwan office and our retail store were written down to fair market value.


Expenses associated with the plant closing and other charges were as follows:

                                                                        Bangor      Taiwan      Retail
                                                                         Plant      Office       Store       Total
                                                                         -----      ------       -----       -----

     Employee severance and termination benefits.......................$ 1,121      $  150      $     4    $  1,275
     Facility and equipment lease exit costs and
      other non-cancelable contractual commitments.....................    228          --          200         428
     Writedown of machinery and equipment
      to fair market value.............................................    248          25           77         350
     Professional fees and other transaction costs.....................     47          --            8          55
                                                                       -------      ------      -------    --------
      Total............................................................$ 1,644      $  175      $   289    $  2,108
                                                                       =======      ======      =======    ========

During fiscal 2002, we recorded a pre-tax net benefit of $214 to reduce expenses accrued in the fourth quarter of fiscal 2001, associated with the closing of our Bangor, Maine manufacturing facility and the early termination and exit of a retail store lease. Partially offsetting this pre-tax benefit was a pre-tax charge of $142 incurred to close an underperforming retail store. Expenses associated with the store closing included lease termination and other contractual costs of $51 and $91 to write-off leasehold improvements.

Included in accrued expenses at January 3, 2003 and January 4, 2002 were $36 and $1,461 of costs associated with the plant closing and other charges. The charge recorded for the Bangor, Maine plant closing and the Taiwan office closing were included in income before tax for the Saucony segment, while the retail store closing was included in income before tax for the Other Products segment.

As of January 4, 2002, our Bangor, Maine real property had a net book value of $357 and was included on the balance sheet under the caption "Property, plant and equipment". We commenced marketing the property for sale in February 2002 and have reclassified the real property to current assets as "Assets Held For Sale." The property is available for immediate sale in its current condition, and we expect that the property will be sold during 2003.

Sale of Cycling Division
------------------------

On June 29, 2000, we sold substantially all of the assets and business of our cycling division, consisting of inventory, prepaid expenses, equipment and tradenames, to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, we recorded a pre-tax loss of $2,661, inclusive of $1,012 of expenses associated with the transaction and expenses resulting from our exit of the cycling business. As a result of the transaction, a majority of the cycling division employees were severed and assets used exclusively in the cycling business, which were not sold, were deemed impaired and were written off. Expenses associated with the sale and exit of the cycling division were as follows:


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
                                                                      ========

Net sales from the cycling division, which are included in our Other Products segment, represented approximately 1.9% of consolidated net sales for fiscal year 2000. The loss on the sale of the cycling division was included in the income before tax for the Other Products segment.

Interest Income
---------------

Interest  income  increased  to $332 in fiscal  2002  from $136 in fiscal  2001.
Interest income increased to $136 in fiscal 2001 from $78 in fiscal 2000. The increases in both 2002 and 2001 were due primarily to higher average cash balances invested in money market funds.

Interest Expense
----------------

Interest expense decreased to $5 in fiscal 2002 from $213 in fiscal 2001 due primarily to the absence of borrowings under our domestic and foreign credit facilities. Interest expense decreased to $213 in fiscal 2001 from $695 in fiscal 2000 due primarily to lower average debt levels and reduced borrowings under our domestic and foreign credit facilities.

Income (Loss) Before Taxes and Minority Interest
------------------------------------------------

        Segment                       2002               2001              2000
        -------                       ----               ----              ----

    Saucony.......................$   10,288         $   (296)        $  18,507
    Other Products................    (1,007)             (68)           (2,994)
                                  ----------         --------         ---------
    Consolidated..................$    9,281         $   (364)        $  15,513
                                  ==========         ========         =========

We evaluate business performance and the performance of key managers based on profit or loss before income taxes. Income before tax increased by $9,645 in fiscal 2002 to a profit of $9,281 compared to a loss of $364 in fiscal 2001, due primarily to the significant improvement in the domestic Saucony segment due to higher gross margins, reduced selling, general and administrative expenses the charges of $1,819 incurred in fiscal 2001 in connection with the closure of our Bangor, Maine manufacturing facility and the closure of our Taiwan office and improved profitability at our Saucony international business due to increased sales and improved margins at our Canadian and European subsidiaries. The decrease in our Other Products segment income before tax in 2002, as compared to 2001, was due primarily to lower gross margins realized by our Hind apparel brand due to an increase in provisions for obsolete raw material and some slow moving finished goods inventory, partially offset by increased profitability at our factory outlet division, due to higher gross margins, lower operating expenses due to the closing of underperforming retail stores in fiscal 2002 and the charge of $289 incurred in fiscal 2001 due to the early termination and exit of a retail store outlet.

Income before tax decreased by $15,877 in fiscal 2001 to a loss of $364 compared to a profit of $15,513 in fiscal 2000 due primarily to the significant reduction in the domestic Saucony segment due to lower sales and lower gross margins and, to a lesser extent, charges of $1,819 incurred in connection with the closure of our Bangor, Maine manufacturing facility and the closure of our Taiwan office. Our Other Products segment income before tax increased in fiscal 2001 due primarily to the $2,661 loss on the sale of our former cycling division recorded in fiscal 2000, partially offset by the charge of $289 incurred in fiscal 2001 due to the early termination and exit of a retail store outlet.

Income Taxes
------------

The provision for income taxes increased to $3,865 in fiscal 2002 from $475 in fiscal 2001 due primarily to increased domestic and international pre-tax income. The effective tax rate decreased to 41.6% in fiscal 2002, compared to 130.5% in fiscal 2001, due primarily to an increase in fiscal 2001 in valuation allowances on foreign loss carryforwards that are not expected to be realized. The $21 and $8 in income tax benefit of options exercised during fiscal 2002 and fiscal 2001, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

The provision for income taxes decreased to $475 in fiscal 2001 from $6,461 in fiscal 2000 due primarily to a decrease in domestic pre-tax income, partially offset by an increase in deferred valuation allowances on foreign loss carryforwards that are not expected to be realized and a shift in the composition of domestic and foreign pre-tax earnings.


Minority Interest in Net Income of Consolidated Subsidiary
----------------------------------------------------------

Minority interest expense represents a minority shareholders' allocable share of our Canadian subsidiary's earnings after deducting for income tax.

Minority interest expense increased to $173 in fiscal 2002 from $101 in fiscal 2001 due primarily to increased sales and, to a lesser extent, improved gross margins. Minority interest expense increased to $101 in fiscal 2001 from $89 in fiscal 2000 due primarily to increased sales.

Net Income (Loss)
-----------------

Net income for fiscal 2002 was $5,243, or $0.85 per diluted share, compared to a net loss of $940, or $0.15 per diluted share, in fiscal 2001. Weighted average common shares and common stock equivalents of 6,186,000 were used to calculate diluted earnings per share for fiscal 2002. Weighted average common shares of 6,080,000 were used to calculate diluted earnings per share for fiscal 2001. Common stock equivalents were not used in fiscal 2001 to calculate diluted earnings per share because they were anti-dilutive.

The net loss for fiscal 2001 was $940, or $0.15 per diluted share, compared to net income of $8,963, or $1.41 per diluted share, in fiscal 2000. Weighted average common shares of 6,080,000 were used to calculate diluted earnings per share for fiscal 2001, while weighted average common shares and common stock equivalents of 6,341,000 were used to calculate diluted earnings per share for fiscal 2000. Common stock equivalents were not used in fiscal 2001 to calculate diluted earnings per share because they were anti-dilutive.

Liquidity and Capital Resources
-------------------------------

Fiscal 2002
-----------

As of January 3, 2003, our cash and cash equivalents totaled $34,483, an increase of $12,256 from January 4, 2002. The increase was due primarily to the generation of $13,230 of cash from operations and, to a lesser extent, the receipt of payment on notes receivable of $312, the receipt of $329 from the issuance of shares of our common stock, the conversion of $197 in marketable securities to cash and the receipt of $90 from the sale of capital assets, partially offset by cash outlays for the repurchase of shares of our common stock of $880, purchases of capital assets of $777, the repayment of long-term debt of $88 and debt financing costs of $87.

Our accounts receivable increased $622, net of the provision for bad debts and discounts, due primarily to increased net sales of our Saucony products in the fourth quarter of fiscal 2002 and an increase in our days sales outstanding for our accounts receivable. Our days sales outstanding for our accounts receivable increased to 42 days in fiscal 2003 from 41 days in fiscal 2001. Days sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. The provision for bad debts and doubtful accounts decreased to $4,752 in fiscal 2002 from $5,767 in fiscal 2001 due to a decrease in the provision for doubtful accounts in fiscal 2002 and a change in pricing programs for several of our larger customers to net pricing, which reduced discounts in fiscal 2002.

Inventories decreased $1,848 in fiscal 2002 due primarily to improvements in our supply chain which is intended to reduce on-hand inventory and our decision to reduce inventory of our Hind brand apparel and Spot-bilt footwear products. Our inventory turns ratio increased to 3.1 turns in fiscal 2002 from 2.7 turns in fiscal 2001. The number of days sales in inventory decreased to 113 days in fiscal 2002 from 115 days in fiscal 2001. The inventory turns ratio represents our net sales for a period divided by our inventory at the end of the period. Days sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventories by the average daily cost of sales.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in fiscal 2002, included an increase of $1,862 in account payable due to extended payment terms provided by our footwear suppliers, a $1,754 increase in accrued income taxes payable, due to higher pre-tax profits and the timing of tax payments and, a $1,295 increase in accrued expenses, due primarily to increased accruals for incentive compensation.

During fiscal 2002, we repurchased approximately 95,000 shares of our common stock for a total expenditure of $880. Since the approval of the stock buyback program by the Board of Directors in May 1998, we have repurchased a total of 562,000 shares of our common stock for a total expenditure of $5,244. Our credit facility limits our repurchases of shares of our common stock to $3,000 over the term of the facility, which expires on August 30, 2004. During the term of the facility, we have repurchased a total of 95,000 shares of our common stock for a total expenditure of $880.

Fiscal 2001
-----------

As of January 4, 2002, our cash and cash equivalents totaled $22,227, an increase of $17,489 from January 5, 2001. The increase was due primarily to the generation of $21,588 of cash from operations, partially offset by cash outlays for capital assets of $1,326, the repayment of short-term borrowings under our credit facilities of $2,474 and the repayment of long-term debt of $226.

Our accounts receivable decreased $11,827, net of the provision for bad debt and discounts, due primarily to decreased net sales of our Saucony and other products in the fourth quarter of fiscal 2001 and a decrease in our days sales outstanding for our accounts receivable. Our days sales outstanding for our accounts receivable decreased to 41 days in fiscal 2001 from 58 days in fiscal 2000, due primarily to a reduction in payment date sales terms reflecting increased sales of special make-up and closeout footwear and increased foreign distributor volume, for which dating programs are shorter. In addition, the increased provisions for doubtful accounts reduced days sales outstanding by approximately two days in fiscal 2001. The provision for bad debts and discounts increased to $5,767 in fiscal 2001 from $5,525 in fiscal 2000 due to an increase in the provision for doubtful accounts.

Inventories decreased $9,418 in fiscal 2001 due primarily to our decision to reduce domestic Saucony footwear inventories, which had increased in the fourth quarter of fiscal 2000 due to increased order cancellations, and lower factory outlet inventories, which had increased due to the expansion of the factory outlet division. The increase in domestic Saucony footwear inventory in fiscal 2000 resulted from increased order cancellations in the fourth quarter of 2000 for both technical and Originals footwear. The decision to reduce domestic Saucony footwear inventories decreased fiscal 2001 gross margins. Our inventory turns ratio decreased to 2.7 turns in fiscal 2001 from 2.9 turns in fiscal 2000. The number of days sales in inventory decreased to 115 days in fiscal 2001 from 132 days in fiscal 2000.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in fiscal 2001 included a decrease of $3,472 in accrued letters of credit, due to new inventory supplier payment terms, an increase of $3,484 in accounts payable, due to a change in inventory purchase terms, a decrease of $2,286 in accrued expenses, due to decreased performance-based compensation accruals and lower operating spending levels, and an increase of $344 in income tax payable due to the timing of income tax payments.

During fiscal 2001, we repurchased approximately 19,000 shares of our common stock for a total expenditure of $132.

Credit Facility
---------------

On August 30, 2002, we entered into a revolving credit agreement under the terms of which a bank committed to a maximum of $15,000 to us for cash borrowings and letters of credit. The credit facility, which terminates on August 31, 2004, amends and restates in its entirety our prior revolving credit agreement which terminated on August 30, 2002. Maximum borrowings under the credit facility are limited to the lesser of $15,000 or the sum of 65% of eligible receivables plus 20% of eligible finished goods inventory. Borrowings under the credit facility are made at the bank's prime rate of interest, less 1.0%, or at the LIBOR rate, plus 1.5%. In addition, we pay a quarterly commitment fee of 0.25% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the annual amount of capital expenditures and limits on repurchases of our common stock to $3,000 over the term of the facility. Furthermore, for any fiscal quarter during the term of the credit facility, our consolidated pre-tax income may not exceed a pre-tax loss of $2,500. For any two consecutive fiscal quarters, our consolidated pre-tax income may not exceed a pre-tax loss of $1,000.

We were in compliance  with all  covenants of the credit  facility at January 3,
2003.  As  of  January  3,  2003  and  March  7,  2003,   $14,652  and  $15,000,
respectively, were available for borrowing under the credit facility.

One of our foreign subsidiaries maintains a credit facility for cash borrowings and letters of credit in the amount of $1,024. At March 7, 2003, $1,024 was available for borrowing under the facility. See Note 8 to the Consolidated Financial Statements.

Capital Expenditures
--------------------

At January 3, 2003, our commitments for capital expenditures were not material. We anticipate capital expenditures to range between $1,000 to $1,500 in fiscal 2003. Of this amount, we expect approximately $775 to $1,250 will be spent on computer hardware and software and approximately $225 to $250 will be spent to open three retail stores.

Contractual Obligations
-----------------------

Below is a table which presents our contractual obligations and commitments at January 3, 2003.


                                                                        Payments due by year
                                                 ------------------------------------------------------------------
                                                                                                            2007
        Contractual                                                                                          and
        Obligations                               Total       2003        2004        2005       2006    thereafter
        -----------                               -----       ----        ----        ----       ----    ----------

Long-term debt..................................$    --     $    --     $     --    $     --    $    --    $     --
Capital lease obligations.......................     --          --           --          --         --          --
Operating leases................................  3,050         962          842         523        254         469
Other long-term obligations (1).................  1,960       1,296          445         179         20          20
                            --                  -------     -------     --------    --------    -------    --------
Total contractual obligations...................$ 5,010     $ 2,258     $  1,287    $    702    $   274    $    489
                                                =======     =======     ========    ========    =======    ========
_______________

(1) Other long-term obligations include athlete and event sponsorship and employment contracts with two key executives. The amounts included for athlete sponsorship represent base compensation. Actual payments may be higher than the amounts included as these contracts provide for bonus payments to the athletes based upon athletic achievements in future periods.

Overall Liquidity
-----------------

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and other operating expenses and to fund our capital investment needs and debt service payments in the near term. During fiscal 2002 we generated $13,230 in cash from operating cash flows due to our operating profit and an increase in our accrued liabilities and accounts payable. In 2001, we generated $21,588 in cash from operating cash flows, due primarily to decreases in our accounts receivable and inventories. As of January 3, 2003, we had $15,496 in accounts receivable and $27,201 in inventories.

At January 3, 2003, we had no borrowings outstanding under our credit facilities. Our short-term liquidity could potentially be adversely impacted should demand for our products decline significantly, which could result in extended payment terms for our customers and the increased use of price concessions to induce customers to purchase our products.

Inflation and Currency Risk
---------------------------

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and foreign currency denominated payables. During fiscal 2001 the gross margins of our European subsidiaries were reduced due to currency fluctuation. We have entered into forward foreign exchange contracts to minimize various transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes various transaction currency risks.


Accounting Pronouncements
-------------------------

SFAS 144
--------

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", "SFAS 144". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", "SFAS 121", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", "APB 30", for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", "ARB 51" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are to be applied to all long-lived assets, with the exception of goodwill. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carry amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 expands upon the criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale and provides guidance on the accounting for long-lived assets classified as held for sale if the asset is being reclassified as held and used.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens the definition of a discontinued operations to include a component of an entity rather than a segment of a business.

The Company adopted SFAS 144 in the first quarter of fiscal 2002. During fiscal 2002, the Company recorded an impairment charge of $44 to reduce the carrying amount of certain long-lived assets used in the Company's retail operations, which carrying value was not deemed recoverable from its undiscounted cash flows.

SFAS 148
--------

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - amendment of SFAS 123", "SFAS 148". SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", "SFAS 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements for SFAS 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25", and related interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. We have adopted the annual disclosure provisions of SFAS 148 in our financial statements for the year ended January 3, 2003 and will adopt the interim disclosure provisions in our financial statements for the quarter ended April 4, 2003. Since the adoption of SFAS 148 involves disclosure only, we do not expect a material impact on our earnings or on our financial position.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

This Annual Report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "should", "will", and "would", or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

Certain Other Factors That May Affect Future Results
----------------------------------------------------

We face intense competition
---------------------------

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign, several of which are large organizations with diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors of our Hind products are Nike, Pearl Izumi and Sugoi. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and the ability to meet delivery commitments to retailers. A technological breakthrough or marketing or promotional success by one of our competitors could adversely affect our competitive position. The intensity of the competition that we face constitutes a significant risk to our business.

We depend on foreign suppliers
------------------------------

A number of manufacturers located in Asia, primarily in China, supply products to us. During fiscal 2002, one of our suppliers, located in China, accounted for approximately 35% of our total footwear purchases by dollar volume. We are subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, administrative trade cases, trade limitations imposed by the United States or foreign governments and political and labor instability. There are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, we have no long-term manufacturing agreements with our foreign suppliers and compete with other athletic shoe and apparel companies, including companies that are much larger than us, for access to production facilities.

We need to anticipate and respond to consumer preferences and merchandise trends
--------------------------------------------------------------------------------

The footwear and apparel industries are subject to rapid changes in consumer preferences. Demand for our products, particularly our Originals line has been and may continue to be affected adversely by changing fashion trends and consumer style preferences. We believe that our success depends in substantial part on our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. In addition, our decisions concerning new product designs often need to be made several months before we can determine consumer acceptance. As a result, our failure to anticipate, identify or react appropriately to changes in styles or features could lead to problems such as excess inventories and higher markdowns, lower gross margins due to the necessity of providing discounts to retailers and the inability to sell such products through our own factory outlet stores.

Our quarterly results may fluctuate
-----------------------------------

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

Our revenues are subject to foreign currency exchange fluctuations
------------------------------------------------------------------

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

Our business is affected by seasonal consumer buying patterns
-------------------------------------------------------------

The athletic and casual footwear and athletic apparel industries in which we compete are generally characterized by significant seasonality of sales and results of operations. Sales of our Saucony brand and Hind brand products have historically been seasonal in nature, with the strongest sales generally occurring in the first and third quarters. We believe that sales of our products will continue to follow this seasonal cycle. Therefore, our results of operations for any one quarter may not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.

Our operating results may be affected by order cancellations
------------------------------------------------------------

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

We are susceptible to financial difficulties of retailers
---------------------------------------------------------

We sell our products primarily to major retailers, some of whom have experienced financial difficulties, including bankruptcy. We cannot predict what effect the future financial condition of such retailers will have on our business. In particular, we cannot guarantee that our bad debt expenses will not be material in future periods.

We need effective marketing and advertising programs
----------------------------------------------------

Because consumer demand for our products is heavily influenced by brand image, our business requires substantial investments in marketing and advertising. Failure of such investments to achieve the desired effect in terms of increased retailer acceptance or consumer purchase of our products could adversely affect our financial results. In addition, we believe that our success depends in part upon our ability to periodically launch new marketing and advertising programs. If we are unable to successfully design or execute new marketing and advertising, or if such programs are ineffective, we may not be able to increase or maintain our sales and our brand image.

We depend on certain key customers
----------------------------------

Approximately 42% of our gross trade receivables balance was represented by 18 customers at January 3, 2003. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers or the failure of a major customer to proceed with a large order or to timely pay us for a large order could materially reduce our sales.

We depend on the strength of our intellectual property protection of our
------------------------------------------------------------------------
products
--------

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our marks in the United States and in a number of foreign countries. We may not be able to register or use our marks in each foreign country in which we seek to register them. Moreover, the registrations we seek and secure may be inadequate. We may incur significant expense in any legal proceedings to protect our trademarks.

Changes in general economic conditions may adversely affect our business
------------------------------------------------------------------------

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
-----------

We are exposed to market risk from changes in interest rates and foreign exchange rates, which could affect our future results of operations and financial position. Our objective in managing our exposure to interest rates and foreign currency rate changes is to limit the impact of these changes on cash flows and earnings and to lower our overall borrowing costs. In order to achieve these objectives we identify the risks and manage them by adjusting fixed and variable rate debt positions and selectively hedging foreign currency risks. Borrowings under our credit facilities are based on floating rates, which would increase interest expense in an environment of rising interest rates. We enter into forward exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries; local currencies. The purpose of our currency hedging activities is to protect our local subsidiaries' cash flows related to these commitments from fluctuations in currency exchange rates. Our forward exchange contracts principally hedge U.S. denominated transactions with our Canadian, Dutch and British subsidiaries. While we have a policy of selectively hedging foreign currency risks, but there are no assurances that this program will fully insulate us against short-term fluctuations in financial results.

Currency Risk
-------------

The fair value of our forward exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward exchange contracts is the estimated amount that we would pay or receive upon termination of the contract, taking into account the change in the currency exchange rates. As of January 3, 2003, the fair value of our forward exchange contracts was $5,504. We have calculated the effect of a 10% depreciation in the year-end currency exchange rates related to the forward exchange contracts. This depreciation would result in an increase in the unrealized loss on forward exchange contracts of $602, which would affect our fiscal 2003 results of operations and financial position. The unrealized losses on our forward exchange contracts resulting from changes in currency exchange rates will be partially offset by gains on the exposures being hedged. We have also calculated the effect of a 10% depreciation in year-end interest rates and have determined the effects to our results of operations and financial position to be immaterial. We do not expect to make any significant changes in our management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the foreseeable future.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to our Consolidated Financial Statements in Item 15 and the Consolidated Financial Statements, notes and schedules that are filed as part of this Form 10-K following the certifications page and incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required to be reported in this Item was previously reported in Saucony's Current Reports on Form 8-K (1) dated July 9, 2002 and filed with the Securities and Exchange Commission on July 10, 2002, (2) dated July 1, 2002 and filed with the Securities and Exchange Commission on July 1, 2002 and (3) dated April 11, 2001 and filed with the Securities and Exchange Commission on April 17, 2001.

Our consolidated financial statements as of and for the fiscal year ended January 4, 2002 were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Annual Report on Form 10-K, did not reissue its audit report with respect to the financial statements included in this Annual Report on Form 10-K and did not consent to the inclusion of its audit report in this Annual Report on Form 10-K. As a result, holders of our securities, and investors evaluating offers and purchasing securities pursuant to a prospectus incorporating by reference this Annual Report on Form 10-K, may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders or investors were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by such persons that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2003, is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2003, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2003, is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2003, is incorporated herein by reference.


ITEM 14 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date of their most recent evaluation. PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Index to Consolidated Financial Statements

     The following  Consolidated  Financial Statements of Saucony,  Inc. and its
     subsidiaries  are  included  in  this  report  immediately   following  the
     certifications pages:

     - Independent Auditors Report - Deloitte and Touche LLP

     - Report of Independent Public Accountants - Arthur Andersen LLP

     -  Report  of  Independent  Accountants  -  PricewaterhouseCoopers   LLP  -
     Consolidated balance sheets at January 3, 2003 and January 4, 2002

     - Consolidated statements of income for the years ended January 3, 2003, January 4, 2002 and January 5, 2001

     - Consolidated statements of stockholders' equity for the years ended January 3, 2003, January 4, 2002 and January 5, 2001

     - Consolidated statements of cash flows for the years ended January 3, 2003, January 4, 2002, and January 5, 2001 - Notes to the Consolidated Financial Statements

     Separate financial statements of the Company's subsidiaries have been omitted since the Company is primarily an operating company and its subsidiaries included in the Consolidated Financial Statements do not have a minority equity interest or indebtedness to any person other than the Company in an amount which exceeds 5% of the total assets as shown by the Consolidated Financial Statements as filed herein.

     2. Index to Consolidated Financial Statement Schedules

     Schedule II -- Valuation and Qualifying Accounts

     All other  schedules  are  omitted  because  they are not  applicable,  not
     required,   or  because  the  required   information  is  included  in  the
     Consolidated Financial Statements or notes thereto.

     3. Index to Exhibits

     The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by this reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission. Our file number under the Securities Exchange Act of 1934 is 000-05083.

     (b) Reports on Form 8-K

     Saucony did not file any Current Reports on Form 8-K during the fiscal quarter ended January 3, 2003.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SAUCONY, INC.
                                         (Registrant)


                                         By: /s/ John H. Fisher
                                         ----------------------
                                         John H. Fisher
                                         President and Chief Executive Officer

Date:    April 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME                      CAPACITY                            DATE
      ----                      --------                            ----


/s/ John H. Fisher             Chairman of the Board,              April 3, 2003
John H. Fisher                 President and
                               Chief Executive Officer
                               (Principal Executive Officer)

/s/ Charles A. Gottesman       Vice Chairman of the Board,         April 3, 2003
Charles A. Gottesman           and Executive Vice President,
                               Business Development

/s/ Michael Umana              Senior Vice President,              April 3, 2003
Michael Umana                  Chief Operating and Financial Officer
                               (Principal Financial Officer)

/s/ Roger P. Deschenes         Vice President, Controller and      April 3, 2003
Roger P. Deschenes             Chief Accounting Officer
                               (Principal Accounting Officer)

/s/ Phyllis H. Fisher          Director                            April 3, 2003
Phyllis H. Fisher

/s/ Jonathan O.  Lee           Director                            April 3, 2003
Jonathan O. Lee

/s/ Robert J. LeFort, Jr.      Director                            April 3, 2003
Robert J. LeFort, Jr.

/s/ John J. Neuhauser          Director                            April 3, 2003
John J. Neuhauser


                                  CERTIFICATION
                                  -------------

I, John H. Fisher, certify that:

1.   I have reviewed this annual report on Form 10-K of Saucony, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 3, 2003            /s/ John H. Fisher
--------------------            ------------------
                                Name:     John H. Fisher
                                Title:    President and Chief Executive Officer







                                  CERTIFICATION
                                  -------------

I, Michael Umana, certify that:

1.   I have reviewed this annual report on Form 10-K of Saucony, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: April 3, 2003                   /s/ Michael Umana
--------------------                   -----------------
                                       Name:      Michael Umana
                                       Title:     Senior Vice President, Finance
                                                  Chief Financial Officer


Independent Auditors' Report

To the Board of Directors and Stockholders of Saucony, Inc. and subsidiaries
Peabody, Massachusetts

We have audited the accompanying consolidated balance sheet of Saucony, Inc. and subsidiaries as of January 3, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the January 3, 2003 financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the January 3, 2003 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule as of January 4, 2002 and for the year then ended, before the inclusion of the goodwill disclosures in Note 1 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such January 4, 2002 financial statement schedule, when considered in relation to the January 4, 2002 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated February 14, 2002. The financial statements and financial statement schedule of the Company for the year ended January 5, 2001 were audited by other auditors whose report, dated February 26, 2001, expressed an unqualified opinion on those statements and financial statement schedule.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the January 3, 2003 consolidated financial statements present fairly, in all material respects, the financial position of Saucony, Inc. and subsidiaries as of January 3, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the January 3, 2003 financial statement schedule, when considered in relation to January 3, 2003 basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed above, the financial statements of Saucony, Inc. and subsidiaries as of January 4, 2002 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 5, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to the year ended January 4, 2002 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for the year ended January 4, 2002 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the January 4, 2002 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the January 4, 2002 financial statements taken as a whole.

As discussed in Note 1, in the year ended January 3, 2003 the Company changed its method of accounting for goodwill and intangible assets to conform with the provisions of SFAS 142.

/s/ Deloitte & Touche LLP
-------------------------

Boston, Massachusetts
February 13, 2003 (March 11, 2003 as to Note 22)



THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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



                                                          Arthur Andersen LLP



Boston, Massachusetts
February 14, 2002





Report of Independent Accountants


To The Board of Directors and Shareholders of
Saucony, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) for the year ended January 5, 2001, present fairly, in all material respects, the results of operations and cash flows of Saucony, Inc. and its subsidiaries for the year ended January 5, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.




                                            PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2001





                                          SAUCONY, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     AS OF JANUARY 3, 2003 AND JANUARY 4, 2002

                                (in thousands, except share and per share amounts)

                                                      ASSETS

                                                                                        January 3,     January 4,
                                                                                           2003           2002
                                                                                           ----           ----
Current assets:
   Cash and cash equivalents...........................................................$   34,483      $  22,227
   Accounts receivable, net of allowance for doubtful accounts
     and discounts (2002, $2,406; 2001, $2,457)........................................    15,496         14,742
   Inventories ........................................................................    27,201         28,404
   Deferred income taxes...............................................................     1,916          2,098
   Prepaid expenses and other current assets...........................................     1,217          2,067
   Assets held for sale................................................................       357             --
                                                                                       ----------      ---------
     Total current assets..............................................................    80,670         69,538
                                                                                       ----------     ----------

Property, plant and equipment, net ....................................................     5,714          6,989
                                                                                       ----------     ----------

Other assets:
   Goodwill, net of accumulated amortization (2002, $551; 2001, $551)..................       912            912
   Deferred charges, net of accumulated amortization (2002, $1,320; 2001, $1,249)......       208            217
   Marketable securities...............................................................        --            296
   Other...............................................................................        36            148
                                                                                       ----------      ---------
     Total other assets................................................................$    1,156      $   1,573
                                                                                       ----------      ---------

Total assets...........................................................................$   87,540      $  78,100
                                                                                       ==========      =========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................$    8,543      $   6,635
   Accrued expenses....................................................................     7,800          5,602
   Current portion of long-term debt and capital lease obligations.....................        --             88
                                                                                       ----------      ---------
     Total current liabilities.........................................................    16,343         12,325
                                                                                       ----------      ---------

Long-term obligations:
   Deferred income taxes...............................................................     1,859          1,949
   Other long-term obligations.........................................................        --            204
                                                                                       ----------      ---------
     Total long-term obligations.......................................................     1,859          2,153
                                                                                       ----------      ---------

Commitments and contingencies:

Minority interest in consolidated subsidiary...........................................       642            460
                                                                                       ----------      ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized 500,000 shares; none issued..        --             --
   Common stock:
     Class A, $.333 par value per share; authorized 20,000,000 shares
       (issued 2002, 2,711,127 and 2001, 2,711,127)....................................       904            904
     Class B, $.333 par value per share; authorized 20,000,000 shares
       (issued 2002, 4,106,343 and 2001, 4,037,399)....................................     1,369          1,346
   Additional paid-in capital..........................................................    17,769         17,398
   Retained earnings...................................................................    55,945         50,702
   Accumulated other comprehensive loss................................................      (870)        (1,301)
   Common stock held in treasury, at cost (2002, 760,806; 2001, 665,976)...............    (6,297)        (5,417)
   Notes receivable....................................................................        --           (303)
     Unearned compensation.............................................................      (124)          (167)
                                                                                       ----------      ---------
     Total stockholders' equity........................................................    68,696         63,162
                                                                                       ----------      ---------
Total liabilities and stockholders' equity.............................................$   87,540      $  78,100
                                                                                       ==========      =========

              The accompanying notes are an integral part of these consolidated financial statements

                                          SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE FISCAL YEARS ENDED JANUARY 3, 2003, JANUARY 4, 2002 AND JANUARY 5, 2001

                                     (in thousands, except per share amounts)


                                                                            2002           2001          2000
                                                                            ----           ----          ----

                                                                                        (53 weeks)

Net sales................................................................$  133,196    $  132,261    $  167,797
Other revenue............................................................       303           103           123
                                                                         ----------    ----------    ----------

Total revenue............................................................   133,499       132,364       167,920
                                                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sales.........................................................    87,350        90,118       105,595
   Selling expenses......................................................    17,790        21,910        25,503
   General and administrative expenses...................................    19,488        18,497        18,038
   Plant closing and other charges (credits).............................       (72)        2,108            --
   Loss on disposition of cycling division...............................        --            --         2,661
                                                                         ----------    ----------    ----------
     Total costs and expenses............................................   124,556       132,633       151,797
                                                                         ----------    ----------    ----------

Operating income (loss)..................................................     8,943          (269)       16,123

Non-operating income (expense):
   Interest income.......................................................       332           136            78
   Interest expense......................................................        (5)         (213)         (695)
   Foreign currency gains (losses).......................................        20           (46)          (28)
   Other.................................................................        (9)           28            35
                                                                         ----------    ----------    ----------

Income (loss) before income taxes and minority interest..................     9,281          (364)       15,513

Provision for income taxes...............................................     3,865           475         6,461

Minority interest in income of consolidated subsidiary...................       173           101            89
                                                                         ----------    ----------    ----------

Net income (loss)........................................................$    5,243    $     (940)   $    8,963
                                                                         ==========    ==========    ==========

Per share amounts:
   Earnings (loss) per common share - basic..............................$     0.86    $    (0.15)   $     1.45
                                                                         ==========    ==========    ==========
   Earnings (loss) per common share - diluted............................$     0.85    $    (0.15)   $     1.41
                                                                         ==========    ==========    ==========

Weighted-average shares outstanding:
   Basic.................................................................     6,107          6,080         6,192
   Diluted...............................................................     6,186          6,080         6,341


              The accompanying notes are an integral part of these consolidated financial statements

                                                 SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL YEARS ENDED JANUARY 3, 2003, JANUARY 4, 2002 AND JANUARY 5, 2001

                                              (in thousands, except share amounts)

                                                                       Additional
                                                       Common Stock      Paid-in   Retained      Treasury Stock
                                                     Class A   Class B   Capital   Earnings    Shares     Amount
                                                     -------   -------   -------   --------    ------     ------


Balance, December 31, 1999...........................$  904   $ 1,318   $ 16,815   $42,679     346,900    $(2,179)

Issuance of 64,160 shares of common stock upon
   exercise of stock options.........................    --        22        297        --          --         --
Interest income on notes receivable..................    --        --         --        --          --         --
Amortization of unearned compensation................    --        --         --        --          --         --
Repurchase of 299,600 shares of common stock, at cost    --        --         --        --     299,600     (3,106)
Net income...........................................    --        --         --     8,963          --         --
Foreign currency translation adjustments.............    --        --         --        --          --         --
                                                     ------   -------    -------   -------     -------    -------

Balance, January 5, 2001.............................$  904   $ 1,340   $ 17,112   $51,642     646,500    $(5,285)

Issuance of 17,930 shares of common stock upon
   exercise of stock options.........................    --         6         78        --          --         --
Amortization of unearned compensation................    --        --         --        --          --         --
Issuance of non-qualified stock options..............    --        --          3        --          --         --
Issuance of stock warrants...........................    --        --        197        --          --         --
Tax benefit related to stock options.................    --        --          8        --          --         --
Repurchase of 19,476 shares of common stock, at cost.    --        --         --        --      19,476       (132)
Interest income on notes receivable..................    --        --         --        --          --         --
Payment of interest income on notes receivable.......    --        --         --        --          --         --
Net loss.............................................    --        --         --      (940)         --         --
Foreign currency translation adjustments.............    --        --         --        --          --         --
                                                     ------   -------   --------   -------     -------    -------

Balance, January 4, 2002.............................$  904   $ 1,346   $ 17,398   $50,702     665,976    $(5,417)

Issuance of 68,944 shares of common stock upon
   exercise of stock options.........................    --        23        306        --          --         --
Stock compensation on stock warrants.................    --        --         44        --          --         --
Amortization of unearned compensation................    --        --         --        --          --         --
Tax benefit related to stock options.................    --        --         21        --          --         --
Repurchase of 94,830 shares of common stock, at cost.    --        --         --        --      94,830       (880)
Interest income on notes receivable..................    --        --         --        --          --         --
Payment of principal and interest on notes receivable    --        --         --        --          --         --
Net income...........................................    --        --         --     5,243          --         --
Foreign currency translation adjustments.............    --        --         --        --          --         --
                                                     ------   -------   --------   -------     -------    -------

Balance, January 3, 2003.............................$  904   $ 1,369   $ 17,769   $55,945     760,806    $(6,297)
                                                     ======   =======   ========   =======     =======    =======


                  The accompanying notes are an integral part of these consolidated financial statements

                                              SAUCONY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                      FOR THE FISCAL YEARS ENDED JANUARY 3, 2003, JANUARY 4, 2002 AND JANUARY 5, 2001

                                           (in thousands, except share amounts)

                                                                              Accumulated
                                                                                 Other         Total
                                                     Note        Unearned    Comprehensive Stockholders' Comprehensive
                                                  Receivable   Compensation      Loss         Equity     Income (Loss)
                                                  ----------   ------------      ----         ------     -------------


Balance, December 31, 1999.........................$    --      $   (11)      $  (564)       $58,962       $ 10,283

Issuance of 64,160 shares of common stock upon
   exercise of stock options.......................   (276)          --            --             43             --
Interest income on notes receivable................    (20)          --            --            (20)            --
Amortization of unearned compensation..............     --            6            --              6             --
Repurchase of 299,600 shares of common stock, at cost   --           --            --         (3,106)            --
Net income.........................................     --           --            --          8,963          8,963
Foreign currency translation adjustments...........     --           --          (228)          (228)          (228)
                                                   -------      -------       -------        -------       --------

Balance, January 5, 2001...........................$  (296)     $    (5)      $  (792)       $64,620       $  8,735
                                                                                                           ========

Issuance of 17,930 shares of common stock upon
   exercise of stock options.......................     --           --            --             84             --
Amortization of unearned compensation..............     --           38            --             38             --
Issuance of non-qualified stock options............     --           (3)           --             --             --
Issuance of stock warrants.........................     --         (197)           --             --             --
Tax benefit related to stock options...............     --           --            --              8             --
Repurchase of 19,476 shares of common stock, at cost    --           --            --           (132)            --
Interest income on notes receivable................    (18)          --            --            (18)            --
Payment of interest income on notes receivable.....     11           --            --             11             --
Net loss...........................................     --           --            --           (940)          (940)
Foreign currency translation adjustments ..........     --           --          (509)          (509)          (509)
                                                   -------      -------       -------        -------       --------

Balance, January 4, 2002...........................$  (303)     $  (167)      $(1,301)       $63,162       $ (1,449)
                                                                                                           ========

Issuance of 68,944 shares of common stock upon
   exercise of stock options.......................     --           --            --            329             --
Stock compensation on stock warrants...............     --           --            --             44             --
Amortization of unearned compensation..............     --           43            --             43             --
Tax benefit related to stock options...............     --           --            --             21             --
Repurchase of 94,830 shares of common stock, at cost    --           --            --           (880)            --
Interest income on note receivable.................     (9)          --            --             (9)            --
Payment of principal and interest notes receivable.    312           --            --            312             --
Net income.........................................     --           --            --          5,243          5,243
Foreign currency translation adjustments ..........     --           --           431            431            431
                                                   -------      -------       -------        -------       --------

Balance, January 3, 2003...........................$    --      $  (124)      $  (870)       $68,696       $  5,674
                                                   =======      =======       =======        =======       ========

                  The accompanying notes are an integral part of these consolidated financial statements


                                              SAUCONY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE FISCAL YEARS ENDED JANUARY 3, 2003, JANUARY 4, 2002 AND JANUARY 5, 2001

                                                  (in thousands)


                                                                              2002           2001           2000
                                                                              ----           ----           ----
                                                                                          (53 weeks)
Cash flows from operating activities:
   Net income (loss).......................................................$   5,243      $    (940)     $   8,963
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Plant closing and other (credits) charges ............................     (123)         1,725             --
     Loss on disposition of cycling division...............................       --             --          2,661
     Depreciation and amortization.........................................    1,597          1,969          1,958
     Provision for bad debt and discounts..................................    4,752          5,767          5,525
     Deferred income tax provision (benefit)...............................       91           (656)           678
     Compensation from stock grants and options............................       87             38              6
     Minority interest in income of consolidated subsidiaries..............      173            101             89
     Marketable securities - unrealized (gains) losses.....................       --             32             50
     Other.................................................................      (20)            12            (12)
Changes in operating assets and liabilities, net of effects
   of dispositions and foreign currency adjustments:
Decrease (increase) in assets:
   Accounts receivable.....................................................   (5,374)         6,060         (8,599)
   Inventories.............................................................    1,848          9,418         (6,018)
   Prepaid expenses and other current assets...............................       45             (8)           125
Increase (decrease) in liabilities:
   Letters of credit payable...............................................       --         (3,472)         1,210
   Accounts payable........................................................    1,862          3,484           (412)
   Accrued expenses........................................................    1,295         (2,286)        (1,185)
   Income taxes............................................................    1,754            344           (889)
                                                                           ---------      ---------      ----------
Total adjustments..........................................................    7,987         22,528         (4,813)
                                                                           ---------      ---------      ----------
Net cash provided by operating activities..................................   13,230         21,588          4,150
                                                                           ---------      ---------      ---------

Cash flows from investing activities:
   Proceeds from the sale of cycling division..............................       --             --          1,350
   Purchases of property, plant and equipment..............................     (777)        (1,326)        (1,669)
   Change in deposits and other............................................       94             62            (30)
   Marketable securities - realized (gain) loss............................       99             15            (86)
   Proceeds from the sale of Marketable securities.........................      197             --             --
   Proceeds from the sale of equipment.....................................       90              1             --
                                                                           ---------      ---------      ----------
Net cash used by investing activities......................................     (297)        (1,248)          (435)
                                                                           ---------      ---------      ----------

Cash flows from financing activities:
   Net short-term borrowings (payments)....................................       --         (2,474)           335
   Repayment of long-term debt and capital lease obligations...............      (88)          (226)          (360)
   Common stock repurchased................................................     (880)          (132)        (2,688)
   Issuances of common stock, stock option exercises.......................      329             84             43
   Debt financing costs....................................................      (87)            --             --
   Receipt of payment on notes receivable..................................      312             --             --
                                                                           ---------       --------      ----------
Net cash used by financing activities......................................     (414)        (2,748)        (2,670)
Effect of exchange rate changes on cash and cash equivalents...............     (263)          (103)           178
                                                                           ---------       --------      ----------
Net increase (decrease) in cash and cash equivalents.......................   12,256         17,489          1,223
Cash and cash equivalents at beginning of period...........................   22,227          4,738          3,515
                                                                           ---------      ---------      ---------
Cash and cash equivalents at end of period.................................$  34,483      $  22,227      $   4,738
                                                                           =========      =========      =========


              The accompanying notes are an integral part of these consolidated financial statements


                         SAUCONY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the Years Ended January 3, 2003, January 4, 2002 and January 5, 2001

     (in thousands, except percentages, employee data and per share amounts)


1.   Summary of Significant Accounting Policies:
     -------------------------------------------

     Business Activity
     -----------------

     The Company designs, develops and markets performance-oriented athletic footwear, athletic apparel and casual leather footwear. The Company markets its products principally to domestic and international retailers and distributors.

     Reporting Period
     ----------------

     The Company's fiscal year ends on the first Friday falling on or after December 31, resulting in fiscal years of 52 or 53 weeks. The Consolidated Financial Statements and notes for 2002, 2001 and 2000 represent the fiscal years ended January 3, 2003, January 4, 2002 and January 5, 2001, respectively. There were 52 weeks in fiscal 2002, 52 weeks in fiscal 2001 and 53 weeks in fiscal 2000.

     Principles of Consolidation
     ---------------------------

     The Consolidated Financial Statements include the accounts of Saucony, Inc. and all of its wholly -owned and majority-owned subsidiaries.

     All  intercompany   accounts  and  transactions  have  been  eliminated  in
     consolidation.

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

     Revenue Recognition
     -------------------

     Sales, net of discounts and estimated returns and allowances, and related costs of sales are recognized upon shipment when title and all the rewards and risks of loss have been transferred to the buyer, there are no uncertainties regarding acceptance, there exists persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is reasonably assured. Provisions for returns and allowances are determined on the basis of past experience and the receipt of notification of pending returns.

     Cash and Cash Equivalents
     -------------------------

     Cash equivalents include all short-term deposits with an original maturity of three months or less.

     Inventories
     -----------

     Inventories include materials, labor and overhead and are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories are regularly reviewed and, where necessary, provisions to reduce the inventory to its estimated net realizable value are recorded based on the Company's forecast of product demand, selling price and market conditions.

     Property, Plant and Equipment
     -----------------------------

     Land, buildings and equipment, including significant improvements to existing facilities, are at cost. The assets are depreciated over their estimated useful lives or lease terms, if shorter, using the straight-line method. The estimated useful lives of the assets are: 33 years for buildings, 15 years for building improvements and 3 to 15 years for machinery and equipment. Major additions and betterments are capitalized. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are removed from the accounts. Any gain or loss resulting from the retirement or disposition of property, plant and equipment is included in other non-operating income.

     Deferred Charges
     ----------------

     Deferred charges consist primarily of acquired software licenses and trademarks. Software licenses and trademarks are amortized over five years.

     Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has recorded no intangible assets with indefinite lives other than goodwill. The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets as of January 3, 2003 and January 4, 2002 are as follows:

                                                          2002                                   2001
                                                       Accumulated                             Accumulated
                                             Cost     Amortization     Net            Cost    Amortization     Net
                                             ----     ------------     ---            ----    ------------     ---


          Software licenses................$  1,060    $    (928)    $  132         $  1,041    $   (839)    $   202
          Capitalized debt
             financing costs...............      87          (14)        73               44         (39)          5
          Other............................     381         (378)         3              381        (371)         10
                                           --------    ---------     ------         --------    --------     -------

          Total............................$  1,528    $  (1,320)    $  208         $  1,466    $ (1,249)    $   217
                                           ========    =========     ======         ========    ========     =======


     Amortization of intangible assets was $117, $91 and $87, respectively, in fiscal 2002, fiscal 2001 and fiscal 2000.

     The estimated future amortization expense of intangible assets is as follows:

                2003................................$       93
                2004................................        81
                2005................................        29
                2006................................         5
                2007 and thereafter.................        --

     Goodwill
     --------

     Goodwill, represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", "SFAS 142". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" "APB 17". Under SFAS 142, the amortization of goodwill ceased and the Company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate that it may be impaired. The Company adopted SFAS 142 on January 5, 2002 and discontinued amortizing goodwill. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows. In applying SFAS 142 the Company performed the transitional assessment and impairment test required as of January 5, 2002 and determined that there was no impairment of goodwill. The Company completed an annual test for impairment at January 3, 2003 and determined that goodwill was not impaired. At January 3, 2003 and January 4, 2002, the carrying value of goodwill was $912.

     The transitional disclosure of reported earnings for the fiscal years ended January 3, 2003, January 4, 2002 and January 5, 2001, as adjusted, is presented in the table below:

                                                                       2002             2001            2000
                                                                       ----             ----            ----

         Net income (loss), as reported..............................$  5,243        $    (940)      $   8,963
         Addback amortization of goodwill, net of tax................      --               79              80
                                                                     --------        ---------       ---------

         Adjusted net income (loss)..................................$  5,243        $    (861)      $   9,043
                                                                     ========        =========       =========

         Earnings per share:
           Basic
              Net income (loss), as reported.........................$   0.86        $    (0.15)     $    1.45
              Addback amortization of goodwill, net of tax...........      --              0.01           0.01
                                                                     --------        ----------      ---------
              Adjusted net income (loss).............................$   0.86        $    (0.14)          1.46
                                                                     ========        ==========      =========

           Diluted
              Net income (loss), as reported.........................$   0.85        $    (0.15)     $    1.41
              Addback amortization of goodwill, net of tax...........      --              0.01           0.01
                                                                     --------        ----------      ---------
              Adjusted net income (loss).............................$   0.85        $    (0.14)     $    1.42
                                                                     ========        ==========      =========

     Income Taxes
     ------------

     Income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 3, 2003 and January 4, 2002 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law.

     Earnings per Share
     ------------------

     Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. See Note 11 for the calculation of basic and diluted earnings per share.

     Comprehensive Income
     --------------------

     Comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under U.S. generally accepted accounting principles, comprising items previously reported directly in stockholders' equity.

     The financial statements of the Company's foreign subsidiaries are measured using the current rate method. Under the current rate method, assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative foreign currency translation adjustments have been recorded in Accumulated Other Comprehensive Loss, a component of stockholders' equity. Net income from foreign currency translation amounted to $431 in 2002. Net losses from foreign currency translation amounted to $509 and $228 for 2001 and 2000, respectively and are recorded in Accumulated Other Comprehensive Loss.

     Stock-Based Compensation
     ------------------------

     The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25", as interpreted, with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, "SFAS 123". SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

     Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards in 2002, 2001 and 2000, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                   2002                       2001                     2000
                                                   ----                       ----                     ----
                                              Basic      Diluted        Basic       Diluted       Basic     Diluted
                                              -----      -------        -----       -------       -----     -------

       Net income (loss):
        As reported........................$  5,243    $  5,243      $   (940)    $   (940)     $  8,963    $  8,963

       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax
        benefit............................      26          26            22           22             4           4

       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all rewards,
        net of related tax benefit.........    (710)       (710)         (768)        (768)         (539)       (539)
                                           =========   =========     =========    =========     =========   =========

       Pro forma net income (loss).........$  4,559    $  4,559      $ (1,686)    $ (1,686)     $  8,428    $  8,428
                                           ========    ========      ========     ========      ========    ========



       Pro forma earnings per share:
        As reported                        $   0.86    $   0.85      $  (0.15)    $  (0.15)     $   1.45     $  1.41

       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax      0.00        0.00          0.00         0.00          0.00        0.00

       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all rewards,
        net of related tax benefit            (0.11)      (0.11)        (0.12)       (0.12)        (0.09)      (0.08)
                                           ---------   ---------     ---------    ---------      --------    --------

       Pro forma net income (loss)
        per share                          $   0.75    $   0.74      $  (0.27)    $  (0.27)      $  1.36     $  1.33
                                           ========    ========      ========     ========       =======     =======



     See Note 12 for the weighted-average assumptions incorporated into the Black-Scholes option-pricing model, used to calculate the fair value stock-based employee compensation.

     Derivative Instruments and Hedging Activities
     ---------------------------------------------

     The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" "SFAS 133". SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 133 requires that all derivatives must be recognized on the balance sheet at their then fair value.

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

     From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains or losses on forward contracts which do not qualify for special hedge accounting are recorded in current earnings in other non-operating income or expense. Gains and losses that qualify for special hedge accounting are recorded in "Accumulated Other Comprehensive Loss" in the statement of stockholders' equity.

     Advertising and Promotion
     -------------------------

     Advertising and promotion costs, including print media production costs, are expensed as incurred, with the exception of co-operative advertising, which is accrued and the advertising costs expensed in the period of revenue recognition. Advertising and promotion expense amounted to $7,313, $10,885 and $12,904 for 2002, 2001 and 2000, respectively.

     Impairment Accounting
     ---------------------

     The Company reviews the recoverability of its long-lived assets (property, plant and equipment and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

     Research and Development Expenses
     ---------------------------------

     Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,611, $1,135 and $1,083 for 2002, 2001 and 2000, respectively.

     Related Party Transactions
     --------------------------

     At January 4, 2002, the Company held notes of $179 and $124, respectively, from two officers of the Company who are also directors and principal shareholders of the Company's Class A Common Stock. The notes, which are included as a component of stockholders' equity, were due and were repaid on March 17, 2002, were full recourse notes and accrued interest at 9.0% per annum. Interest income from the two notes amounted to $9, $18 and $20 for 2002, 2001 and 2000.

     Reclassifications
     -----------------

     Certain items in prior years' consolidated financial statements have been reclassified to conform with current year presentation.

     Recent Accounting Pronouncements
     --------------------------------

     SFAS 144
     --------

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", "SFAS 144". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", "SFAS 121", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", "APB 30", for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" "ARB 51", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are to be applied to all long-lived assets, with the exception of goodwill. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 expands upon the criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is held for sale and provides guidance on the accounting for long-lived assets classified as held for sale if the asset is being reclassified as held and used.

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB 30 for the presentation of discontinued operations in the statement of operations but broadens the definition of a discontinued operations to include a component of an entity rather than a segment of a business.

     The Company adopted SFAS 144 in the first quarter of fiscal 2002. During fiscal 2002, the Company recorded an impairment charge of $44, to reduce the carrying amount of certain long-lived assets used in the Company's retail operations, which carrying value was not deemed recoverable from its future undiscounted cash flows.

     SFAS 148
     --------

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123", "SFAS 148". SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", "SFAS 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements for SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25,
     "Accounting  for  Stock  Issued  to  Employees",   "APB  25",  and  related
     interpretations. Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended January 3, 2003 and will adopt the interim disclosure provisions in its financial statements for the quarter ended April 4, 2003. Since the adoption of SFAS 148 involves disclosure only, the Company does not expect a material impact on its earnings or on the Company's financial position.


2.   Marketable Securities:
     ----------------------

     The Company liquidated its investment in its marketable securities in December 2002. As of January 4, 2002, the Company's holdings in marketable securities consisted primarily of equity securities which are classified as trading securities.

     The cost of the securities held at January 4, 2002 was $204. As of January 4, 2002, the market value of such securities was $296.

     Included in the determination of net income for the years ended January 3, 2003, January 4, 2002 and January 5, 2001 were: 2002, realized losses of $99; 2001, net realized losses of $15 and unrealized losses of $32; and 2000, net realized gains of $86 and unrealized losses of $50.

3.   Inventories:
     -----------

     Inventories at January 3, 2003 and January 4, 2002 consisted of the following:

                                                  2002                  2001
                                                  ----                  ----

         Finished goods........................$  26,528            $   25,466
         Raw materials and supplies............      480                 1,501
         Work-in-process.......................      193                 1,437
                                               ---------            ----------
         Total.................................$  27,201            $   28,404
                                               =========            ==========

4.   Assets Held for Sale:
     ---------------------

     In February, 2002, the Company commenced marketing its Bangor, Maine real property, which had been previously used for the assembly of the Company's domestic Saucony footwear. The property is available for immediate sale in its current condition and the Company expects that the property will be sold during fiscal 2003. The property is being actively marketed for sale at a price that management believes is reasonable in relation to its current fair value. As of January 3, 2003, the fair value of the property, based upon an independent appraisal, exceeds the net book value of the property, which was $357 as of January 3, 2003. As a result of the Company's decision to sell the property, the Bangor, Maine real property has been reclassified to "Assets Held for Sale" and is included on the balance sheet at January 3, 2003 in Current Assets.

5.   Property, Plant and Equipment:
     ------------------------------

     Major classes of property, plant and equipment at January 3, 2003 and January 4, 2002 were as follows: 2002 2001

         Land and improvements.................$     494            $     598
         Buildings and improvements............    5,920                6,270
         Machinery and equipment...............   12,280               11,523
         Capitalized leases....................       --                1,696
         Leasehold improvements................      556                  793
                                               ---------            ---------
                                               $  19,250            $  20,880
         Less accumulated depreciation
         and amortization......................   13,536               13,891
                                               ---------            ---------

         Total.................................$   5,714            $   6,989
                                               =========            =========

     Accumulated amortization of leased property was $1,473 at January 4, 2002.



6.   Accrued Expenses:
     ----------------

     Accrued expenses at January 3, 2003 and January 4, 2002 consisted of the following:

                                                        2002             2001
                                                        ----             ----

       Payroll and incentive compensation............$  2,350        $   1,223
       Income taxes..................................     936               --
       Inventory freight and duty....................     818              479
       Professional fees.............................     307              352
       Sales commissions.............................     301              289
       Selling and advertising.......................     300              130
       Plant closing and other charges...............      36            1,461
       Other.........................................   2,752            1,668
                                                     --------        ---------
       Total.........................................$  7,800        $   5,602
                                                     ========        =========


7.   Employee Retirement Plans:
     -------------------------

     The Company has  maintained  a qualified  retirement  savings  plan (401(k)
     Plan) since 1991. All United States employees of the Company who meet the minimum age and service requirements are eligible to participate in the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan equal to a certain percentage of the participating employees' contributions, subject to the limitations imposed by the 401(k) Plan and the Internal Revenue Code. The Company's contributions amounted to $155, $175 and $211 for 2002, 2001 and 2000, respectively.

     In 1995, the Company established a deferred compensation program (DCP) to provide key executives and highly compensated employees with supplemental retirement benefits. Eligibility is determined by the Company's Board of Directors. The DCP is not qualified under Section 401 of the Internal Revenue Code. The Company may make discretionary contributions to the DCP equal to a certain percentage of the participants' contributions. The Company's contributions amounted to $17, $19 and $18 for 2002, 2001 and 2000, respectively.

     At the 2001 Annual Meeting of Stockholders held on May 24, 2001, the stockholders approved the Company's 2001 Employee Stock Purchase Plan (Employee Stock Purchase Plan), adopted by the Company's Board of Directors on April 6, 2001. An aggregate of 250,000 shares of Class B Common Stock, $0.33-1/3 par value per share, of Saucony, Inc. have been reserved by the Company and may be issued under the Employee Stock Purchase Plan. The plan provides employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company through accumulated payroll deductions, at a price per share equal to 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. The plan qualifies as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code and its provisions are construed so as to extend and limit participation in a manner consistent with the requirements of that section of the code.

     All employees who meet minimum age and service requirements are eligible to participate in the 2001 Employee Stock Purchase Plan. Employee payroll deductions associated with the 2001 Employee Stock Purchase Plan began in September 2001. As of January 3, 2003, there were 11,294 shares of common stock purchased under the plan. There were no purchases of common stock made under the plan as of January 4, 2002.

8.   Commitments and Contingencies:
     -----------------------------

     Operating Lease Commitments
     ---------------------------

     The Company is obligated under various operating leases for equipment and rental space through 2010. Total equipment and rental expenses for 2002, 2001 and 2000 were $1,602, $1,720 and $1,261, respectively.

       Future minimum equipment and rental payments:

                  2003 ..............................$     962
                  2004 ..............................$     842
                  2005 ..............................$     523
                  2006 ..............................$     254
                  2007 and thereafter................$     469


     Short-Term Borrowing Arrangements
     ---------------------------------

     On August 30, 2002, the Company entered into a revolving credit agreement under the terms of which a bank committed to a maximum of $15,000 to the Company for cash borrowings and letters of credit. The credit facility which terminates on August 31, 2004, amends and restates, in its entirety, the revolving credit agreement which terminated on August 30, 2002. Maximum borrowings under the credit facility are limited to the lesser of $15,000 or the sum of 65% of eligible receivables plus 20% of eligible finished goods inventory. Borrowings under the credit facility are made at the bank's prime rate of interest, less 1.0%, or at the LIBOR rate, plus 1.5%. In addition, the Company pays a quarterly commitment fee of 0.25% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the annual amount of capital expenditures and limits the repurchase of our common stock to $3,000 over the term of the facility. The credit facility is subject to the bank's periodic review of the Company's operations. The Company was in compliance with all covenants of the credit facility at January 3, 2003. At January 3, 2003, there were no borrowings outstanding under the facility. We had open commitments under letters of credit in the amount of $348 at January 3, 2003.

     Saucony Canada, Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a credit line of 1,500 Canadian Dollars for cash borrowings and letters of credit. At January 3, 2003, there were no borrowings or letters of credit outstanding under this credit facility.

     Employment Agreements
     ---------------------

     On August 17, 2000, the Company entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $925, annual consumer price index adjustments, life insurance coverage, cash bonuses calculated as a percentage of the Company's consolidated pre-tax income. The employment agreements are scheduled to expire in August 2003, but extend automatically for additional one-year terms beginning upon such scheduled expiration unless prior notice is given by the Company or the employee. The Company has included an aggregate bonus expense to the key executives of $511, $0 and $853 in general and administrative expenses for 2002, 2001 and 2000, respectively. Included in accrued expenses at January 3, 2003 and January 4, 2002, are accrued bonus expense of $511 and $0, respectively.

     Litigation
     ----------

     The Company is involved in routine litigation incident to its business. Many of these proceedings are covered in whole or in part by insurance. In management's opinion, none of these proceedings is expected to have a material adverse effect on the Company's financial position, operations or cash flows.

9.   Common Stock:
     -------------

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

     The following table summarizes the activity for the Class A Common Stock and Class B Common Stock, for the periods ended January 5, 2001, January 4, 2002 and January 3, 2003:

                                                              Class A                   Class B
                                                           Common Stock              Common Stock
                                                           ------------              ------------

        Shares outstanding at December 31, 1999..........   2,668,127                 3,651,409
        Shares issued....................................          --                    64,160
        Shares repurchased...............................     (98,000)                 (201,600)
                                                            ---------                 ---------
        Shares outstanding at January 5, 2001............   2,570,127                 3,513,969
        Shares issued....................................          --                    17,930
        Shares repurchased...............................      (3,380)                  (16,096)
                                                            ---------                 ---------
        Shares outstanding at January 4, 2002............   2,566,747                 3,515,803
        Shares issued....................................          --                    68,944
        Shares repurchased...............................     (41,700)                  (53,130)
                                                            ---------                 ---------
        Shares outstanding at January 3, 2003............   2,525,047                 3,531,617
                                                            =========                 =========

     As of January 3, 2003, January 4, 2002 and January 5, 2001, the number of shares of Class A Common Stock and Class B Common Stock held in Treasury were as follows:

                                                                                               Total
                                                         Class A          Class B           Class A and
                                                         Common           Common          Class B Common
                                                          Stock            Stock               Stock
                                                          -----            -----               -----

           January 3, 2003...............................186,080          574,726             760,806
           January 4, 2002...............................144,380          521,596             665,976
           January 5, 2001...............................141,000          505,500             646,500


10.  Stock Options and Stock Purchase Warrants:
     ------------------------------------------

     Under the Company's 1993 Equity Incentive Plan (Equity Incentive Plan), approved by the Company's shareholders on May 25, 1993, the Company may grant incentive stock options and restricted stock awards to officers, key employees and Directors of the Company. Outside consultants and advisors to the Company are eligible to receive non-statutory stock options and awards of restricted stock. The Equity Incentive Plan expires on April 7, 2003, at which time no further options or stock awards may be granted.

     The Equity Incentive Plan is administered by the Board of Directors, which, at its sole discretion, grants options to purchase shares of Common Stock and makes awards of restricted stock. The purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, that in the case of incentive stock options, the purchase price may not be less than 100% of the fair market value of such stock at the time of grant of the option. The terms of option agreements are established by the Board of Directors, except in the case of incentive stock options, the term of which may not exceed ten years, or five years for certain principal stockholders. The vesting schedule is subject to the discretion of the Board of Directors.

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

     The Board of Directors has delegated its powers under the Equity Incentive Plan to the Compensation Committee of the Board of Directors. At January 3, 2003, a total of 1,900,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Plan.

     The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan for the three-year reporting period ended January 3, 2003: Shares

          Shares available at December 31, 1999..............    339,460
          Additional shares reserved.........................    750,000
          Awards granted.....................................   (239,847)
          Options expired or cancelled.......................     21,300
                                                                --------
          Shares available at January 5, 2001................    870,913
          Awards granted.....................................   (284,801)
          Options expired or cancelled.......................     72,465
                                                                --------
          Shares available at January 4, 2002................    658,577
          Awards granted.....................................   (160,000)
          Options expired or cancelled.......................    128,621
                                                                --------
          Shares available at January 3, 2003.................   627,198
                                                                ========

     The following table summarizes the Company's stock option activity for the periods ended January 5, 2001, January 4, 2002 and January 3, 2003:

                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise             Option
                                                                Shares              Price            Price Range
                                                                ------              -----            -----------

           Outstanding at December 31, 1999...................   488,290         $  7.99       $  4.00   -  $  23.63

                Granted.......................................   239,847         $ 11.75       $  9.88   -  $  14.25
                Exercised.....................................   (64,160)        $  4.73       $  4.00   -  $   6.50
                Forfeited.....................................   (25,300)        $ 12.91       $  4.88   -  $  23.63
                                                                 -------

           Outstanding at January 5, 2001.....................   638,677         $  9.59       $  4.00   -  $  19.88
                                                                 =======

                Granted.......................................   284,801         $  6.64       $  4.50   -  $  10.50
                Exercised.....................................   (17,930)        $  4.67       $  4.00   -  $   5.13
                Forfeited.....................................   (65,465)        $  7.63       $  4.13   -  $  14.63
                Expired.......................................    (7,000)        $  4.19       $  4.00   -  $   4.44
                                                                  ------

           Outstanding at January 4, 2002.....................   833,083         $  8.89       $  4.00   -  $  19.88
                                                                 =======

                Granted.......................................   160,000         $  6.67       $  5.90   -  $   9.30
                Exercised.....................................   (57,650)        $  4.78       $  4.00   -  $   7.06
                Forfeited.....................................   (96,771)        $  9.45       $  4.00   -  $  14.69
                Expired.......................................   (35,850)        $  4.84       $  4.44   -  $   5.36
                                                                 -------

           Outstanding at January 3, 2003.....................   802,812         $  8.85       $  4.00   -  $  19.88
                                                                 =======



     Options exercisable for shares of the Company's Class A and Class B Common Stock as of January 5, 2001, January 4, 2002 and January 3, 2003 are as follows:

                                                                 Options Exercisable
                                                                 -------------------

                                                                                          Weighted Average
                                                                                           Exercise Price
                                         Class A         Class B                       Class A        Class B
                                         Common          Common                        Common         Common
                                          Stock           Stock          Total          Stock          Stock
                                          -----           -----          -----          -----          -----

          January 5, 2001................     --         232,090         232,090        --          $   7.89
          January 4, 2002................     --         396,209         396,209        --          $   8.81
          January 3, 2003................     --         435,736         435,736        --          $   9.30

     The following table summarizes information about stock options outstanding at January 3, 2003:

                                                Options Outstanding                         Options Exercisable
                                                -------------------                         -------------------
                                                          Weighted
                                          Shares           Average       Weighted           Shares         Weighted
                                        Outstanding       Remaining       Average         Exercisable       Average
                     Range of               at           Contractual     Exercise             at           Exercise
                  Exercise Prices        01/03/03       Life (Years)       Price           01/03/03          Price
                  ---------------        --------       ------------       -----           --------          -----

              $  4.00   - $  4.88            5,250          2.73         $  4.54              3,400        $  4.48
              $  5.00   - $  5.90          152,420          4.01         $  5.46             83,176        $  5.30
              $  6.00   - $  6.95          163,150          7.78         $  6.27             77,750        $  6.25
              $  7.01   - $  7.77          168,893          7.89         $  7.14             82,631        $  7.08
              $  8.06   - $  9.88            7,500          8.56         $  9.03                600        $  8.67
              $ 10.00   - $ 10.19            1,000          2.55         $ 10.09                400        $ 10.09
              $ 11.25   - $ 11.38          136,900          6.21         $ 11.26             76,900        $ 11.26
              $ 12.13   - $ 12.50           57,421          2.08         $ 12.16             23,968        $ 12.17
              $ 13.38   - $ 14.69           49,028          1.95         $ 14.01             34,161        $ 14.30
              $ 16.16   - $ 17.75           60,250          1.80         $ 16.53             52,150        $ 16.42
              $ 19.88                        1,000          1.60         $ 19.88                600        $ 19.88
                                           -------                                          -------
                                           802,812                                          435,736
                                           =======                                          =======

     On March 12, 2001, the Company issued common stock purchase warrants to purchase, in the aggregate, 50,250 shares of the Company's Class B Common Stock at a per share price of $7.00 to five footwear suppliers. The stock purchase warrant grant was approved by the Company's Board of Directors on February 27, 2001. The warrants were issued for no cash consideration; but rather as an incentive to the recipients of the warrants to satisfy specific performance criteria which support the Company's financial and operating goals. The warrants vest in five equal annual installments, commencing on March 12, 2002 and expire on March 12, 2006. The right to exercise the warrants is subject to the satisfaction of specific performance criteria by the recipients. See Note 12 for further discussion of the stock warrant fair value and annual stock-based compensation expense.

     On February 20, 2003, the Company's Board of Directors adopted the Company's 2003 Stock Incentive Plan (Plan). Under the Stock Incentive Plan, the Company may grant incentive stock options and restricted stock awards to employees and officers of the Company. The Company's directors, outside consultants and advisors are eligible to receive non-statutory stock options and restricted stock awards. A total of 1,750,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Plan. The Plan is subject to approval at the Company's 2003 Annual Meeting of Shareholders to be held on May 21, 2003.

11.  Earnings Per Share

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                    2002                       2001                      2000
                                                    ----                       ----                      ----

                                              Basic       Diluted       Basic       Diluted       Basic      Diluted
                                              -----       -------       -----       -------       -----      -------

       Net income (loss) available for
         common shares and
         assumed conversions...............$  5,243     $  5,243      $  (940)     $  (940)     $  8,963     $  8,963
                                           ========     ========      =======      =======      ========     ========

       Weighted-average common shares
         and equivalents outstanding:

       Weighted-average shares
          outstanding......................   6,107        6,107        6,080        6,080         6,192        6,192

         Effect of dilutive securities:
         Stock options.....................      --           76           --           --            --          149
         Stock purchase warrants...........      --            3           --           --            --           --
                                           --------     --------      -------      -------      --------     --------

                                              6,107        6,186        6,080        6,080         6,192        6,341
                                           ========     ========      =======      =======      ========     ========
       Earnings per share:
         Net income (loss).................$   0.86     $   0.85      $  (.15)     $  (.15)     $   1.45     $   1.41
                                           ========     ========      =======      =======      ========     ========


     Options to purchase 312,000 and 833,000 shares of common stock were outstanding at January 3, 2003 and January 4, 2002, respectively, but were not included in the computations of earnings per share since the options were anti-dilutive. Stock warrants to purchase 47,000 and 50,000 shares of common stock were outstanding at January 3, 2003 and January 4, 2002, respectively, but were not included in the computations of earnings per share since the warrants were anti-dilutive.

12.  Accounting for Stock-Based Compensation
     ---------------------------------------

     The Company has elected to continue to measure stock-based compensation expense using the intrinsic value method prescribed by Accounting
     Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25". Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.

     The Company recognizes stock-based compensation arising from the issuance of restricted stock warrants and below market options over the vesting period of the stock grant or option term. Stock-based compensation amounted to $1, $7 and $6 for 2002, 2001 and 2000, respectively.

     The Company issued common stock purchase warrants to purchase, in the aggregate, 50,250 shares of the Company's Class B Common Stock at a per share price of $7.00 to five footwear suppliers. Fair value at date of grant for the warrants was $3.93 per share issuable upon exercise of each warrant. Amortization of stock-based compensation resulting from the stock purchase warrants amounted to $42 and $31 for 2002 and 2001, respectively, and is recorded as a component of cost of goods sold.

     The weighted average fair value at date of grant for options granted in 2002, 2001 and 2000 was $3.18, $3.57 and $6.45 per share issuable upon exercise of each option, respectively. The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.7%, 5.0% and 6.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 67.3%, 71.9% and 70.0%; and a weighted-average expected life of the options of 3.3, 3.5 and
     3.7 years.

13.  Income Taxes:
     -------------

     The provision for income taxes was based on pre-tax income (loss) from operations before minority interest which was subject to taxation by the following jurisdictions:

                                                                     2002             2001              2000
                                                                     ----             ----              ----

         Pre-tax income (loss):

               United States.....................................$    7,502        $   (1,261)       $  14,660
               Foreign...........................................     1,779               897              853
                                                                 ----------        ----------        ---------
               Total.............................................$    9,281        $     (364)       $  15,513
                                                                 ==========        ==========        =========

     The provision for income taxes consists of the following:

                                                                      2002            2001              2000
                                                                      ----            ----              ----
           Current:
               Federal...........................................$    2,293        $      426        $   4,129
               State.............................................       686               165            1,129
               Foreign...........................................       795               540              525
                                                                 ----------        ----------        ---------
                                                                      3,774             1,131            5,783
                                                                 ==========        ==========        =========
           Deferred:
               Federal...........................................       144              (828)             523
               State.............................................       (81)             (176)             132
               Foreign...........................................       (66)              (39)             (62)
                                                                 ----------        ----------        ---------
                                                                         (3)           (1,043)             593
                                                                 ==========        ==========        =========

           Change in valuation allowance.........................        94               387               85
                                                                 ----------        ----------        ---------
               Total.............................................$    3,865        $      475        $   6,461
                                                                 ==========        ==========        =========

     The net deferred tax asset or liability reported on the consolidated balance sheet consists of the following items as of January 3, 2003 and January 4, 2002:

                                                                                        2002             2001
                                                                                        ----             ----
         Net current deferred tax assets:
           Allowance for doubtful accounts and discounts..............................$     753      $     785
         Deferred compensation........................................................      568            549
           Inventory allowances and tax costing adjustments...........................      392            287
           Other accrued expenses.....................................................      203            514
           Unrealized gain on marketable securities...................................       --            (37)
                                                                                      ---------      ---------
              Total...................................................................$   1,916      $   2,098
                                                                                      ---------      ---------

           Foreign loss carryforwards.................................................$     612      $     570
           State loss carryforward....................................................       52              0
           Valuation allowance........................................................     (664)          (570)
                                                                                      ---------      ---------
              Total...................................................................$       0      $       0
                                                                                      ---------      ---------

         Net long-term deferred tax liabilities:
           Investment in limited partnership..........................................$   1,195      $   1,210
           Property, plant and equipment..............................................      664            739
                                                                                      ---------      ---------
              Total...................................................................$   1,859      $   1,949
                                                                                      ---------      ---------

         Net deferred tax asset ......................................................$      57      $     149
                                                                                      =========      =========

     The foreign loss carryforwards relate to operating losses of approximately $1,935, which may be carried forward indefinitely. At January 3, 2003, the Company has determined that it is more likely than not that all of the deferred tax assets resulting from foreign and state operating losses will not be realized.

     The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $4,055 at January 3, 2003.

     A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes follows:

                                                                                 2002         2001        2000
                                                                                 ----         ----        ----

         Expected tax at 34%.................................................$   3,155    $    (124)    $  5,275
         State income tax, net of federal benefit............................      399           (7)         833
         Non-deductible expenses and tax-exempt income.......................      121           40          100
         International tax rate differences..................................      100          124          174
         Valuation allowance relating to foreign and state
           operating losses..................................................       94          387           85
         Low-income housing tax credits......................................       (4)          (5)          (6)
         Adjustment of prior years' estimated tax liabilities................       --           60           --
                                                                             ---------    ---------     --------
         Provision for income taxes..........................................$   3,865    $     475     $  6,461
                                                                             =========    =========     ========


14.  Sale of Cycling Division:
     -------------------------

     On June 29, 2000, the Company sold substantially all of the assets and business of its cycling division, consisting of inventory, prepaid expenses, equipment and tradenames, to QR Merlin Acquisition LLC for $1,350 in cash and the assumption of $39 in liabilities. In connection with the sale, the Company recorded a pre-tax loss of $2,661, inclusive of $1,012 of expenses associated with the transaction and resulting from the exit of the cycling business. As a result of the transaction, a majority of the cycling division employees were severed and certain long-lived assets used exclusively in the cycling business were deemed impaired. Expenses associated with the sale and exit of the cycling division are as follows:

         Transaction costs............................................$    358
         Costs to exit facility and equipment leases and other
           non-cancelable contractual commitments.....................     142
         Employee severance and termination benefits..................     210
         Writeoff leasehold improvements..............................      84
         Writeoff goodwill and other deferred charges.................     218
                                                                      --------
         Total........................................................$  1,012
                                                                      ========

     Net sales from the cycling division, which are included in our Other Products segment, represented approximately 1.9% of consolidated net sales for fiscal year 2000. The loss on the sale of the cycling division is included in the income before tax for the Other Products segment. As of January 3, 2003, the Company has no remaining reserves related to the cycling division sale.

15.  Plant Closing and Other Charges:
     --------------------------------

     On November 9, 2001, the Company announced the cessation of manufacturing at and closing of its Bangor, Maine facility. During the fourth quarter of fiscal 2001, the Company relocated the Asian sourcing and quality control office to China, resulting in the closure of its Taiwan office. In addition, in the fourth quarter of 2001, the Company negotiated an early termination and exit of a retail store lease. As a result of these actions, the Company recorded pre-tax charges of $2,108. The closing of the Bangor, Maine facility in January 2002 resulted in the termination of 101 employees, of which 61 were terminated subsequent to January 4, 2002. Assets used extensively by the Bangor, Maine manufacturing facility, the Taiwan office and the retail store have been written down to fair market value. Expenses associated with the plant closing and other charges are as follows:

                                                                        Bangor      Taiwan      Retail
                                                                         Plant      Office       Store       Total
                                                                         -----      ------       -----       -----

       Employee severance and termination benefits.....................$ 1,121      $  150      $     4    $  1,275
       Facility and equipment lease exit costs and
         other non-cancelable contractual commitments..................    228          --          200         428
       Writedown of machinery and equipment
         to fair market value..........................................    248          25           77         350
       Professional fees and other transaction costs...................     47          --            8          55
                                                                       -------      ------      -------    --------
         Total.........................................................$ 1,644      $  175      $   289    $  2,108
                                                                       =======      ======      =======    ========


     During fiscal 2002, we recorded a pre-tax net benefit of $214 to reduce expenses accrued in the fourth quarter of fiscal 2001, associated with the closing of our Bangor, Maine manufacturing facility and the early termination and exit of a retail store lease. Partially offsetting this pre-tax benefit was a pre-tax charge of $142 to close an underperforming retail store. Expenses associated with the store closing included lease termination and other contractual costs of $51 and $91 to write-off leasehold improvements.

     Included in accrued expenses at January 3, 2003 and January 4, 2002 are $36 and $1,461 of costs associated with the plant closing and other charges. The charge recorded for the Bangor, Maine plant closing and the Taiwan office closing are included in income before tax for the Saucony segment, while the retail store closing is included in income before tax for the Other Products segment.

     The following table summarizes the activity in the plant closing and other charge accruals for the fiscal years ended January 4, 2002 and January 3, 2003:


                                      Employee          Facility         Writedown
                                    Severance and      Closure and     of Equipment      Professional
                                     Termination       Contractual     and Disposal        Fees and
                                      Benefits         Commitments         Costs          Other Costs         Total
                                      --------         -----------         -----          -----------         -----

       Company Total
         Charge                        $  1,275         $   428           $    350          $   55          $  2,108
         Payments / utilization            (382)             --               (260)             (5)             (647)
                                       --------         -------           --------          ------
       Balance, January 4, 2002             893             428                 90              50             1,461

         Payments / utilization            (787)           (320)               (89)            (15)           (1,211)
         Expense reversal                   (79)            (99)                (1)            (35)             (214)
                                       --------         -------           --------          ------          --------

       Balance, January 3, 2003        $     27         $     9           $      0          $    0          $     36
                                       ========         =======           ========          ======          ========


16.  Geographic Segment Data:
     ------------------------

     The following table summarizes the Company's operations by geographic area for the years ended January 3, 2003, January 4, 2002 and January 5, 2001 and assets as of January 3, 2003, January 4, 2002 and January 5, 2001:

                                                                              2002           2001          2000
                                                                              ----           ----          ----
       Revenues:

         United States...................................................$   103,444    $   106,450     $   145,744
         Canada..........................................................     11,700          8,464           7,194
         Other international.............................................     18,355         17,450          14,982
                                                                         -----------    -----------     -----------
                                                                         $   133,499    $   132,364     $   167,920
                                                                         ===========    ===========     ===========
       International revenues:

         United States - sales to foreign distributors...................      7,048          8,164           5,119
         Canada..........................................................     11,700          8,464           7,194
         Other international.............................................     11,307          9,286           9,863
                                                                         -----------    -----------     -----------
                                                                         $    30,055    $    25,914     $    22,176
                                                                         ===========    ===========     ===========
       Inter-area revenues:

         United States...................................................$       247    $     1,228     $       870
         Canada..........................................................      6,386          5,363           4,222
         Other international.............................................      5,191          4,211           5,077
                                                                         -----------    -----------     -----------
                                                                         $    11,824    $    10,802     $    10,169
                                                                         ===========    ===========     ===========
       Total revenues:

         United States...................................................$   103,691    $   107,678     $   146,614
         Canada..........................................................     18,086         13,827          11,416
         Other international.............................................     23,546         21,661          20,059
         Less:  Inter-area eliminations..................................    (11,824)       (10,802)        (10,169)
                                                                         -----------    -----------     -----------
                                                                         $   133,499    $   132,364     $   167,920
                                                                         ===========    ===========     ===========
       Operating income (loss):

         United States...................................................$     5,531    $    (2,565)    $    13,855
         Canada..........................................................      1,931          1,304           1,080
         Other international.............................................      1,659          1,151           1,332
         Less:  Inter-area eliminations..................................       (178)          (159)           (144)
                                                                         -----------    -----------     -----------
                                                                         $     8,943    $      (269)    $    16,123
                                                                         ===========    ===========     ===========
       Assets:

         United States...................................................$    81,538    $    78,942     $    78,130
         Canada..........................................................      6,906          5,222           4,119
         Other international.............................................      9,396          7,403           9,346
         Less:  Inter-area eliminations..................................    (10,300)       (13,467)         (8,310)
                                                                         -----------    -----------     -----------
                                                                         $    87,540    $    78,100     $    83,285
                                                                         ===========    ===========     ===========

     Revenues are classified based on customer location. Other revenue consists primarily of royalty income. Inter-area revenues consist primarily of inventory shipments to the Company's international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales and cost of sales. Operating income consists of revenue, less cost of sales, selling expenses, general and administrative expenses, plant closing and other charges, and the loss on the sale of the cycling division.

17.  Operating Segment Data:
     -----------------------

     The Company's operating segments are organized based on the nature of products. The operating segments of the Company are as follows:

     Saucony Segment
     ---------------

     Performance running, walking and outdoor trail footwear and multi-sport and triathlon athletic apparel sold under the Saucony brand name.

     Other Products Segment
     ----------------------

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

     The following table summarizes the results of the Company's operating segments for the years ended January 3, 2003, January 4, 2002 and January 5, 2001 and identifiable assets as of January 3, 2003, January 4, 2002 and January 5, 2001:

                                                                     2002           2001           2000
                                                                     ----           ----           ----
          Revenues:
              Saucony...........................................$   111,035     $  110,393     $   146,596
              Other Products....................................     22,464         21,971          21,324
                                                                -----------     ----------     -----------
              Total.............................................$   133,499     $  132,364     $   167,920
                                                                ===========     ==========     ===========
           Pre-tax income (loss):
              Saucony...........................................$    10,288     $     (296)    $    18,507
              Other Products....................................     (1,007)           (68)         (2,994)
              Total segment pre-tax income (loss)...............      9,281           (364)         15,513
              Provision for income taxes........................      3,865            475           6,461
              Minority interest.................................        173            101              89
                                                                -----------     ----------     -----------
           Net income (loss)....................................$     5,243     $     (940)    $     8,963
                                                                ===========     ==========     ===========
           Assets:
              Saucony...........................................$    75,918     $   62,488     $    68,268
              Other Products....................................     11,622         15,612          15,017
                                                                -----------     ----------     -----------
              Total.............................................$    87,540     $   78,100     $    83,285
                                                                ===========     ==========     ===========
           Depreciation and amortization:
              Saucony...........................................$     1,332     $    1,668     $     1,701
              Other Products....................................        265            301             257
                                                                -----------     ----------     -----------
              Total.............................................$     1,597     $    1,969     $     1,958
                                                                ===========     ==========     ===========
           Goodwill, net:
              Saucony...........................................$        19     $       19     $        30
              Other Products....................................        893            893           1,013
                                                                -----------     ----------     -----------
              Total.............................................$       912     $      912     $     1,043
                                                                ===========     ==========     ===========
           Interest, net income (expense):
              Saucony...........................................$       327     $      (28)    $      (276)
              Other Products....................................         --            (49)           (341)
                                                                -----------     ----------     -----------
              Total.............................................$       327     $      (77)    $      (617)
                                                                ===========     ==========     ===========
           Components of interest, net
              Interest expense..................................$        (5)    $     (213)    $      (695)
              Interest income...................................        332            136              78
                                                                -----------     ----------     -----------
                Interest, net...................................$       327     $      (77)    $      (617)
                                                                ===========     ==========     ===========

18.  Concentration of Credit Risk:
     ----------------------------

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

     The Company maintains cash and cash equivalents with various major financial institutions. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. Government. At times such amounts may exceed the Federal Deposit Insurance Corporation limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

     Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition but does not generally require collateral. Approximately 42% and 45% of the Company's gross trade receivables balance was represented by 18 customers and 16 customers, respectively, at January 3, 2003 and January 4, 2002, respectively, which exposes the Company to a concentration of credit risk. The Company did not derive more that 10% of its consolidated revenue from one customer in 2002, 2001 or 2000.

19.  Financial Instruments:
     ----------------------

     The carrying value of cash, cash equivalents, receivables, and liabilities approximates fair value. The fair value of marketable securities is estimated based upon quoted market prices for these securities.

     The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in currencies other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on foreign exchange rates as of January 3, 2003. At January 3, 2003 and January 4, 2002, the notional value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $5,685 and $2,300, respectively. At January 4, 2002, the notional value of the Company's foreign currency exchange contracts to buy and sell Euros was $100 Euros and $96 Euros, respectively. At January 4, 2002, the national value of the Company's foreign exchange contracts to buy British pounds sterling was $25. There were no outstanding foreign currency exchange contracts involving Euros or British Pounds Sterling at January 3, 2003. Consistent with the provisions of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and adjustments to the fair value of derivatives that are not hedges must be recognized currently in earnings when they occur.

     The Company believes that these contracts economically function as effective hedges of the underlying exposures but, the foreign currency contracts do not meet the specific criteria as defined in SFAS 133 thus requiring the Company to record all changes in the fair value in earnings in the period of the change. The Company recorded charges of $181 and $35, at January 3, 2003 and January 2, 2002, respectively, against fiscal 2003 and fiscal 2001 earnings, to record the unrealized loss on certain foreign currency contracts outstanding as of those dates. The charges are recorded in non-operating expenses. At January 3, 2003 and January 4, 2002, the fair value of derivatives in a loss position are recorded in accrued expenses.

20.  Quarterly Information: (Unaudited)


              2002                                                Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                                ---------    ---------    ---------    ---------

              Net sales.........................................$   34,787   $   36,453   $   33,745    $   28,211
              Gross profit......................................    11,899       12,407       12,062         9,478
              Net income........................................     1,301        1,549        1,587           806
              Earnings per share:
                Basic...........................................      0.21         0.25         0.26         0.13
                Diluted.........................................      0.21         0.25         0.26         0.13



              2001                                                Quarter 1    Quarter 2    Quarter 3  Quarter 4 (1)
              ----                                                ---------    ---------    ---------  -------------

              Net sales.........................................$   43,693   $   35,491   $   31,488    $   21,589
              Gross profit......................................    13,699       11,853       10,307         6,284
              Net income........................................     1,346          176          362        (2,824)
              Earnings per share:
                Basic...........................................      0.22         0.03         0.06        (0.46)
                Diluted.........................................      0.22         0.03         0.06        (0.46)


       ______________

(1) The Company closed its Bangor, Maine manufacturing facility, terminated and exited a retail store lease, closed its Taiwan office and incurred other reorganization related expenses. See Note 15 for further information relating to these transactions


     Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum may not equal the total earnings per share amounts for fiscal 2002 and 2001.


21.  Supplemental Cash Flow Disclosure
     ---------------------------------

     The  following  table  summarizes   additional   disclosure  of  cash  flow
     information for the years ended January 3, 2003, January 4, 2002 and January 5, 2001:


                                                                               2002           2001           2000
                                                                               ----           ----           ----

          Supplemental disclosure of cash flow information:
              Cash paid during the period for:
              Income taxes, net of refunds.................................$   2,036      $     857       $   6,695
                                                                           =========      =========       =========
              Interest.....................................................$       4      $     205       $     605
                                                                           =========      =========       =========
          Non-cash Investing and Financing Activities:
              Property purchased under capital leases......................$      --      $     102       $      --
                                                                           =========      =========       =========

          Plant closing and other related charges..........................$     (72)     $   2,108              --
              Cash received................................................       --              3              --
              Severance and other payments.................................      (51)          (386)             --
                                                                           ---------      ---------       ---------
                                                                           $    (123)     $   1,725              --
                                                                           ---------      ---------       ---------
          Non-cash portion:
              Accrued expenses.............................................$    (214)     $   1,461              --
              Property, plant and equipment................................       91            264              --
                                                                           ---------      ---------       ---------

                                                                           $    (123)     $   1,725              --
                                                                           =========      =========       =========


22.  Subsequent Event
     ----------------

     On March 11, 2003, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a former customer of the Company, which filed for bankruptcy protection on November 4, 1999, that the trustee had agreed to settle all claims for preferential transfers. Under the terms of the settlement agreement, which is contingent upon approval by the bankruptcy court, the Company will pay $530 to settle all preferential transfer claims. Furthermore, the trustee will allow an unsecured claim by the Company for $1,358. As a consequence of this settlement, the Company, upon formal approval by the bankruptcy court, will record a pre-tax benefit of $566 to reduce the amount accrued as of January 3, 2003. The benefit will be recorded in general and administrative expenses.



THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHER ANDERSEN LLP.


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


                                       Arthur Andersen LLP



Boston, Massachusetts
February 14, 2002


                         SAUCONY, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

    For the Years Ended January 3, 2003, January 4, 2002 and January 5, 2001

                                 (in thousands)



                                                                                  Additions
                                                                     Balance     charged to    Deductions      Balance
                                                                    beginning    costs and        from           end
                                                                    of year        expenses      reserve       of year
                                                                    -------        --------      -------       -------


Year ended January 3, 2003:
  Allowance for doubtful accounts and discounts...................$   2,457      $  4,752      $   4,803     $   2,406

Year ended January 4, 2002:
  Allowance for doubtful accounts and discounts...................$   2,047      $  5,767      $   5,357     $   2,457

Year ended January 5, 2001:
  Allowance for doubtful accounts and discounts...................$   3,534      $  5,525      $   7,012     $   2,047






                                                   Exhibit Index

Exhibit
Number                              Description


3.1  Restated  Articles of  Organization,  as  amended,  of the  Registrant  are
     incorporated   herein  by   reference  to  Exhibits  3.1  and  3.2  to  the
     Registrant's Current Report on Form 8-K dated May 21, 1998.

3.2  By-Laws, as amended.

10.1 Amended and Restated Credit Agreement, dated August 30, 2002, between Saucony, Inc. and State Street Bank and Trust Company, is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 2002.

10.2*1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

10.3* Amendment No. 3 to 1993 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.4* Amendment No. 4 to 1993 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

10.5* VP Bonus Plan is incorporated herein by reference to Exhibit 10.19 to the Form S-2.

10.6* 2001 Employee Stock Purchase Plan is  incorporated  herein by reference to
     Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-65974).

10.7* Employment Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to
     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000.

10.8* Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to
     Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000.

10.9* Employment Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is incorporated herein by reference to
     Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000.

10.10* Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000.

10.11* Severance Agreement as of January 31, 2002 by and between the Registrant and Arthur E. Rogers incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2002.

10.12* Saucony, Inc. Non-Qualified Retirement Plan

21   Subsidiaries of the Registrant.

23.1 Consent of Deloitte & Touche LLP.

23.2 Limitation of Remedies Against Arthur Andersen LLP. Please see Item 9 of this Annual Report on Form 10-K.

23.3 Consent of PricewaterhouseCoopers LLP.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________


* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.