Form 10-Q
period 2003-04-04
SAUCONY INC
filed 2003-05-19
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 4, 2003
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares Outstanding
                  Class                                      as of May 7, 2003
                  -----                                      -----------------

Class A Common Stock-$.33 1/3 Par Value Per Share                2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share                3,560,030
                                                                 ---------
                                                                 6,080,677
                                                                 =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                          Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

     Condensed Consolidated Balance Sheets as of April 4, 2003
         and January 3, 2003.................................................3

     Condensed Consolidated Statements of Income for the
         thirteen weeks ended April 4, 2003 and April 5, 2002................4

     Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended April 4, 2003 and April 5, 2002................5

     Notes to Condensed Consolidated Financial Statements --
         April 4, 2003....................................................6-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................................12-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........19

Item 4.  Controls and Procedures............................................19

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................20

Signature...................................................................21

Certifications...........................................................22-23

Exhibit Index...............................................................24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                          SAUCONY, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets

                                  (In thousands, except share and per share data)

                                                      ASSETS

                                                                  April 4,                      January 3,
                                                                    2003                           2003
                                                                    ----                           ----
                                                                 (Unaudited)

Current assets:
   Cash and cash equivalents.....................................$  27,077                       $  34,483
   Accounts receivable...........................................   26,202                          15,496
   Inventories...................................................   22,151                          27,201
   Prepaid expenses and other current assets.....................    3,529                           3,490
                                                                 ---------                       ---------
     Total current assets........................................   78,959                          80,670
                                                                 ---------                       ---------

Property, plant and equipment, net...............................    6,011                           5,714
                                                                 ---------                       ---------

Other assets.....................................................    1,110                           1,156
                                                                 ---------                       ---------

Total assets.....................................................$  86,080                       $  87,540
                                                                 =========                       =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.................................................$     635                       $      --
   Accounts payable..............................................    4,691                           8,543
   Accrued expenses and other current liabilities................    6,351                           7,800
                                                                 ---------                       ---------
     Total current liabilities...................................   11,677                          16,343
                                                                 ---------                       ---------

Long-term obligations:
   Deferred income taxes.........................................    2,048                           1,859
                                                                 ---------                       ---------

Minority interest in consolidated subsidiaries...................      751                             642
                                                                 ---------                       ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued.................................       --                              --
   Common stock:
     Class A $.333 par value per share, authorized 20,000,000
       shares (issued 2003, 2,711,127 and 2002, 2,711,127).......      904                             904
     Class B $.333 par value per share, authorized 20,000,000
       shares (issued 2003, 4,131,646 and 2002, 4,106,343).......    1,377                           1,369
   Additional paid in capital....................................   17,906                          17,769
   Retained earnings.............................................   58,548                          55,945
   Accumulated other comprehensive loss..........................     (616)                           (870)
   Common stock held in treasury, at cost
     (2003, Class A, 190,480, Class B, 580,326
       2002, Class A 186,080, Class B, 574,726)..................   (6,400)                         (6,297)
   Unearned compensation.........................................     (115)                           (124)
                                                                 ---------                       ---------
     Total stockholders' equity..................................   71,604                          68,696
                                                                 ---------                       ---------
Total liabilities and stockholders' equity.......................$  86,080                       $  87,540
                                                                 =========                       =========

              The accompanying notes are an integral part of these consolidated financial statements.



                                          SAUCONY, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Income
                           For the Thirteen Weeks Ended April 4, 2003 and April 5, 2002

                                                    (Unaudited)
                                       (In thousands, except per share data)


                                                           Thirteen Weeks                     Thirteen Weeks
                                                                Ended                              Ended
                                                            April 4, 2003                      April 5, 2002
                                                            -------------                      -------------

Net sales.....................................................$  39,068                          $  34,787
Other revenue.................................................       95                                 64
                                                              ---------                          ---------
Total revenue.................................................   39,163                             34,851
                                                              ---------                          ---------

Costs and expenses
   Cost of sales..............................................   23,872                             22,888
   Selling expenses...........................................    4,932                              4,961
   General and administrative expenses........................    5,988                              4,732
                                                              ---------                          ---------
     Total costs and expenses.................................   34,792                             32,581
                                                              ---------                          ---------

Operating income..............................................    4,371                              2,270

Non-operating income (expense)
   Interest income............................................       74                                 88
   Interest expense...........................................       (2)                                (2)
   Foreign currency losses....................................      (15)                               (25)
   Other......................................................      (11)                                 1
                                                              ----------                         ---------

Income before income taxes and minority interest..............    4,417                              2,332

Provision for income taxes....................................    1,750                                967

Minority interest in income of
   consolidated subsidiaries..................................       64                                 64
                                                              ---------                          ---------

Net income....................................................$   2,603                          $   1,301
                                                              =========                          =========


Per share amounts:

Earnings per common share:
   Basic......................................................$    0.43                          $    0.21
                                                              =========                          =========
   Diluted....................................................$    0.42                          $    0.21
                                                              =========                          =========

Weighted average common shares
   and equivalents outstanding:
     Basic....................................................    6,067                              6,085
                                                              =========                          =========
     Diluted..................................................    6,241                              6,120
                                                              =========                          =========

Cash dividends per share of common stock......................       --                                 --
                                                              =========                          =========



              The accompanying notes are an integral part of these consolidated financial statements.


                                          SAUCONY, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THIRTEEN WEEKS ENDED APRIL 4, 2003 AND APRIL 5, 2002

                                                    (Unaudited)
                                                  (In thousands)

                                                                                April 4,          April 5,
                                                                                  2003              2002
                                                                                  ----              ----

Cash flows from operating activities:
     Net income.................................................................$  2,603          $  1,301
                                                                                --------          --------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................     330               448
     Provision for bad debts and discounts......................................   1,621             1,551
     Deferred income tax expense ...............................................      56               140
     Marketable securities - unrealized gains...................................      --               (11)
     Other......................................................................      99                68
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable.................................................... (12,160)          (12,274)
         Inventories............................................................   5,296             3,359
         Prepaid expenses and other current assets..............................      97               (85)
        Decrease in liabilities:
         Accounts payable.......................................................  (3,868)           (1,706)
         Accrued expenses.......................................................  (1,475)             (120)
                                                                                ---------         ---------
   Total adjustments............................................................ (10,004)           (8,630)
                                                                                ---------         ---------

Net cash used by operating activities...........................................  (7,401)           (7,329)
                                                                                ---------         ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (573)              (61)
   Change in deposits and other.................................................      (1)              (11)
   Marketable securities - realized losses......................................      --                10
                                                                                ---------         ---------
Net cash used by investing activities...........................................    (574)              (62)
                                                                                ---------         ---------

Cash flows from financing activities:
   Net short-term borrowings....................................................     633                --
   Repayment of long-term debt and capital lease obligations....................      --               (16)
   Common stock repurchased.....................................................    (103)               --
   Receipt of payment on notes receivable.......................................      --               312
   Issuances of common stock, including options.................................     120                65
                                                                                ---------         ---------
Net cash provided by financing activities.......................................     650               361
Effect of exchange rate changes on cash and cash equivalents....................     (81)               74
                                                                                ---------         ---------
Net decrease in cash and cash equivalents.......................................  (7,406)           (6,956)
Cash and equivalents at beginning of period.....................................  34,483            22,227
                                                                                ---------         ---------
Cash and equivalents at end of period...........................................$ 27,077          $ 15,271
                                                                                ========          ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  1,222         $    (473)
                                                                                ========         =========
     Interest...................................................................$     --         $       2
                                                                                ========         =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 2003

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 3, 2003. Operating results for the thirteen weeks ended April 4, 2003 are not necessarily indicative of the results for the entire year. Certain reclassifications have been made in the thirteen weeks ended April 5, 2002 presentation to conform to the thirteen weeks ended April 4, 2003.


NOTE 2 - INVENTORIES

Inventories at April 4, 2003 and January 3, 2003 consisted of the following:

                                              April 4,         January 3,
                                                2003              2003
                                                ----              ----

  Finished goods.............................$  22,120        $  26,528
  Work in progress...........................       29              193
  Raw materials..............................        2              480
                                             ---------        ---------
                                             $  22,151        $  27,201
                                             =========        =========

NOTE 3 - EARNINGS PER COMMON SHARE

                                                                      Earnings per Common Share
                                                                      -------------------------

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                        --------------------           --------------------
                                                            April 4, 2003                  April 5, 2002
                                                            -------------                  -------------

                                                         Basic         Diluted         Basic         Diluted
                                                         -----         -------         -----         -------
Consolidated income:
Net income available for common
   shares and assumed conversions.....................$  2,603        $  2,603        $  1,301       $  1,301
                                                      ========        ========        ========       ========

Weighted-average common shares
   and equivalents outstanding:
   Weighted-average shares outstanding................   6,067           6,067           6,085          6,085
   Effect of dilutive securities:
     Employee stock options and warrants..............      --             174              --             35
                                                      --------        --------        --------       --------

                                                         6,067           6,241           6,085          6,120
                                                      ========        ========        ========       ========
Earnings per share:
   Net income.........................................$   0.43        $   0.42        $  0.21        $   0.21
                                                      ========        ========        =======        ========


Options to purchase 455,000 shares of common stock, outstanding at April 4, 2003 and options to purchase 600,000 shares of common stock and warrants to purchase 50,000 shares of common stock, outstanding at April 5, 2002, were not included in the computations of diluted earnings per share, for the respective periods, since the options and warrants were anti-dilutive.


NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME

                                                                    Thirteen Weeks    Thirteen Weeks
                                                                         Ended             Ended
                                                                     April 4, 2003     April 5, 2002
                                                                     -------------     -------------

     Net income........................................................$   2,603        $   1,301

     Other comprehensive income:
       Foreign currency translation adjustments, net of tax............      254               23
                                                                       ---------        ---------

     Comprehensive income..............................................$   2,857        $   1,324
                                                                       =========        =========


NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen weeks ended April 4, 2003 and April 5, 2002, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

                                                                    Thirteen Weeks        Thirteen Weeks
                                                                         Ended                 Ended
                                                                     April 4, 2003         April 5, 2002
                                                                     -------------         -------------
       Revenues:
           Saucony....................................................$   32,551            $  28,955
           Other Products.............................................     6,612                5,896
                                                                      ----------            ---------
                Total revenue.........................................$   39,163            $  34,851
                                                                      ==========            =========

       Income before income taxes and minority interest:
           Saucony....................................................$    3,982            $   2,235
           Other Products.............................................       435                   97
                                                                      ----------            ---------
                Total.................................................$    4,417            $   2,332
                                                                      ==========            =========


NOTE 6 - PLANT CLOSING ACCRUAL

Included in accrued expenses at April 4, 2003 are $35 of costs associated with the Bangor, Maine plant closing recorded in the fourth quarter of fiscal 2001. The Company expects that a majority of these costs will be paid by the end of the second quarter of fiscal 2003.


NOTE 7 - ASSETS HELD FOR SALE

In February 2002, the Company commenced marketing its Bangor, Maine real property, which had been previously used for the assembly of our domestic Saucony footwear. The property is available for immediate sale in its current condition and the Company expects that the property will be sold during fiscal 2003. The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value. As of April 4, 2003, the fair value of the property exceeds the net book value of the property, which was $357 as of April 4, 2003. As a result of the Company's decision to sell the property, the Bangor, Maine real property has been reclassified to current assets as "Held For Sale" and is included on the balance sheet at April 4, 2003 under the caption "Prepaid Expenses and Other Current Assets".


NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", "SFAS 142", eliminates the requirement to amortize goodwill and indefinite-lived assets, rather, requiring that the Company assesses the realizability of those assets at least annually or whenever events or changes in circumstances indicate that the assets may be impaired. Intangible assets with finite lives continue to be amortized over their useful lives. Goodwill and intangible assets as of April 4, 2003 and January 3, 2003 are as follows:


                                           April 4, 2003                               January 3, 2003
                                 --------------------------------             --------------------------------
                                            Accumulated                                  Accumulated
                                 Cost      Amortization       Net             Cost      Amortization       Net
                                 ----      ------------       ---             ----      ------------       ---

   Goodwill...................$  1,463     $    (551)      $   912         $  1,463     $    (551)      $   912
   Software licenses..........   1,060          (945)          115            1,060          (928)          132
   Capitalized debt
     financing costs..........      87           (42)           45               87           (14)           73
   Other......................     381          (379)            2              381          (378)            3
                              --------     ----------      -------         --------     ----------      -------

   Total......................$  2,991     $  (1,917)      $ 1,074         $  2,991     $  (1,871)      $ 1,120
                              ========     =========       =======         ========     =========       =======


NOTE 9 - STOCK-BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25", as interpreted, with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, "SFAS 123", applied. SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

All stock options granted during the thirteen weeks ended April 4, 2003 and the thirteen weeks ended April 5, 2002 were at exercise prices equal to the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company has realized income tax benefits of $4 and $5 for the thirteen weeks ended April 4, 2003 and April 5, 2002, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks ended April 4, 2003 and April 5, 2002, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             April 4, 2003                 April 5, 2002
                                                       -----------------------       -----------------------
                                                          Basic        Diluted         Basic         Diluted
                                                          -----        -------         -----         -------

        Net income :
         As reported...................................$  2,603       $ 2,603        $  1,301       $  1,301

        Add:  Stock-based compensation expense
         included in reported net income (loss),
         net of related tax benefit....................       5             5               7              7

        Less: Total stock-based compensation
         expense determined under the fair
         value based method for all rewards,
         net of related tax benefit....................    (147)         (147)           (144)          (144)
                                                       ---------      --------       ---------      ---------

        Pro forma net income ..........................$  2,461       $ 2,461        $  1,164       $  1,164
                                                       ========       =======        ========       ========


                                                             April 4, 2003                 April 5, 2002
                                                       -----------------------       ------------------------
                                                          Basic        Diluted         Basic         Diluted
                                                          -----        -------         -----         -------

        Pro forma earnings per share:
         As reported...................................$   0.43       $  0.42        $  0.21        $  0.21

        Add:  Stock-based compensation expense
         included in reported net income (loss),
         net of related tax............................    0.00          0.00           0.00           0.00

        Less:  Total stock-based compensation
         expense determined under the fair
         value based method for all rewards,
         net of related tax benefit....................   (0.02)        (0.03)         (0.02)         (0.02)
                                                       ---------      --------       --------       --------

        Pro forma net income per share.................$   0.41       $  0.39        $  0.19        $  0.19
                                                       ========       =======        =======        =======


The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         Thirteen Weeks        Thirteen Weeks
                                              Ended                 Ended
                                          April 4, 2003         April 5, 2002
                                          -------------         -------------

     Expected life (years)...............      5.0                   4.0
     Risk-free interest rate.............      3.1%                  3.9%
     Expected volatility.................     66.6%                 67.3%
     Expected dividend yield.............      0.0%                  0.0%


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 149

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", "SFAS 149". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", "SFAS 133". SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in Financial Accounting Standards Interpretation No. 45, "Guarantors of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing accounting pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in paragraph 40. This statement is also effective for hedging relationships designated after June 30, 2003, except as stated in paragraph 40. The Company has not determined the impact of adopting SFAS 149 on its financial position, results of operations or cash flows

FIN 45

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantors of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", "FIN 45". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under specified guarantees that have been issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition of a guarantor's obligation should be applied prospectively to guarantees issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", "FIN 46". FIN 46 explains how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial positions, results of operations or cash flows.


NOTE 11 - SUBSEQUENT EVENT

On May 6, 2003, the United States Bankruptcy Court for the District of Delaware, upon consideration of the Trustee's Motion for Entry of Order Approving Settlement with Saucony, Inc., ordered that the proposed settlement entered into on March 11, 2003, between the trustee, appointed to oversee the liquidation of assets of a former customer of the Company which filed for bankruptcy protection on November 4, 1999, and the Company was approved. The Company will pay $530 to settle all preferential claims by no later than May 16, 2003. As a consequence of the court's approval of the settlement, the Company will record a pre-tax benefit of $566 in the quarter ending on July 4, 2003 to reduce the amount accrued as of January 3, 2003. The benefit will be recorded in general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2003 under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Other Factors That May Affect Future Results" ("Certain Factors") filed by us with the Securities and Exchange Commission on April 3, 2003, which Certain Factors discussion is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by this reference. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission. We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accounts receivable - allowances for doubtful accounts, inventories, property, plant and equipment, impairment of long-lived assets, income taxes, stock-based compensation, hedge accounting for derivatives and contingencies. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended January 3, 2003, as filed with the Securities and Exchange Commission on April 3, 2003.

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.


 Highlights
                                                      Increase (Decrease)
                                                     Thirteen Weeks Ended
                                                 April 4, 2003 vs. April 5, 2002
                                                 -------------------------------

    Net sales......................................    $4,281          12.3%
    Gross profit...................................     3,297          27.7%
    Selling, general and administrative expenses...     1,227          12.7%

                                                             $ Change
                                                       Thirteen Weeks Ended
                                                 April 4, 2003 vs. April 5, 2002
                                                 -------------------------------

    Operating income...............................          $2,101
    Income before income taxes.....................           2,085
    Net income.....................................           1,302

                                                       Percent of Net Sales
                                                       Thirteen Weeks Ended
                                                 April 4, 2003 vs. April 5, 2002
                                                 -------------------------------

    Gross profit..................................       38.9%           34.2%
    Selling, general and administrative expenses..       28.0            27.9
    Operating income..............................       11.2             6.5
    Income before income taxes....................       11.3             6.7
    Net income....................................        6.7             3.7


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen weeks ended April 4, 2003 and April 5, 2002:


                                         Thirteen Weeks Ended
                                         --------------------

                                 April 4, 2003             April 5, 2002
                                 -------------             -------------

    Saucony.................$ 32,485     83.1%          $ 28,907      83.1%

    Other Products..........   6,583     16.9%             5,880      16.9%

    Total...................$ 39,068    100.0%          $ 34,787     100.0%

Thirteen  Weeks  Ended April 4, 2003  Compared to Thirteen  Weeks Ended April 5,
2002

Consolidated Net Sales

Net sales increased $4,281, or 12%, to $39,068 in the thirteen weeks ended April 4, 2003 from $34,787 in the thirteen weeks ended April 5, 2002.

On a geographic basis, domestic net sales increased $3,336, or 13%, to $29,576 in the thirteen weeks ended April 4, 2003 from $26,240 in the thirteen weeks ended April 5, 2002. International net sales increased $945, or 11%, to $9,492 in the thirteen weeks ended April 4, 2003 from $8,547 in the thirteen weeks ended April 5, 2002.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $3,578, or 12%, to $32,485 in the thirteen weeks ended April 4, 2003 from $28,907 in the thirteen weeks ended April 5, 2002, due primarily to a 15% increase in domestic footwear unit volume, favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, increased technical footwear unit volume at our international subsidiaries, partially offset by lower domestic wholesale per pair average selling prices. The overall average domestic wholesale per pair selling price for domestic footwear decreased 8% in the thirteen weeks ended April 4, 2003 compared to the thirteen weeks ended April 5, 2002, due to an increase in Originals and special makeup footwear unit volumes, which are sold at prices below our first quality technical footwear.

Domestic net sales increased $2,698, or 13%, to $23,656 in the thirteen weeks ended April 4, 2003 from $20,958 in the thirteen weeks ended April 5, 2002, due primarily to a 20% increase in footwear unit volumes, partially offset by lower wholesale per pair average selling prices. The footwear unit volume increase in the thirteen weeks ended April 4, 2003 was due primarily to an 82% increase in special makeup footwear unit volumes, a 49% increase in Original footwear unit volumes and, to a lesser extent, a 4% increase in first quality technical footwear unit volumes. These increases were partially offset by a 36% decrease in closeout footwear unit volumes. The average wholesale per pair selling prices for domestic footwear decreased due to a change in the product mix to increased special makeup and Original footwear unit volumes, and a change in the first quality technical footwear product mix to lower priced product. Sales of closeout footwear accounted for approximately 4% of domestic Saucony net sales in the thirteen weeks ended April 4, 2003 compared to 9% in the thirteen weeks ended April 5, 2002. The Originals footwear accounted for 24% of domestic footwear unit volume in the thirteen weeks ended April 4, 2003 versus 19% in the thirteen weeks ended April 5, 2002. The unit volume increase in Originals footwear was primarily due to the introduction of new products in the thirteen weeks ended April 4, 2003.

International net sales increased $880, or 11%, to $8,829 in the thirteen weeks ended April 4, 2003 from $7,949 in the thirteen weeks ended April 5, 2002, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies, and to a lesser extent a 2% increase in footwear unit volumes and higher average wholesale per pair selling prices. Footwear unit volumes at our European and Canadian subsidiaries, increased 4% in the thirteen weeks ended April 4, 2003 versus the thirteen weeks ended April 5, 2002, with the majority of the increased footwear unit volume occurring in Europe. International distributor footwear unit volumes decreased 1%, due to a 26% decrease in Originals footwear unit volumes sold in Japan, partially offset by an overall 37% increase in footwear unit volumes sold throughout our international distribution channel, excluding Japan. Distributor sales into the Japanese footwear market accounted for 6% of international sales in the thirteen weeks ended April 4, 2003, compared to 10% in the thirteen weeks ended April 5, 2002. The footwear average wholesale per pair selling price increased primarily due to a change in product mix to increased technical footwear sold at our international subsidiaries, offset partially by lower international distributor average wholesale per pair selling prices, due to a change in the product mix for technical footwear to lower priced product.

Other Products Segment

Worldwide sales of Other Products increased $703, or 12%, to $6,583 in the thirteen weeks ended April 4, 2003 from $5,880 in the thirteen weeks ended April 5, 2002, due primarily to a 29% increase in sales of our Hind brand apparel, partially offset by decreased sales of Hyde Authentics and a 14% decrease in sales at our factory outlet stores.

Domestic net sales of Other Products increased $638, or 12%, to $5,920 in the thirteen weeks ended April 4, 2003 from $5,282 in the thirteen weeks ended April 5, 2002. Hind apparel sales increased 32% due primarily to a 56% increase in Hind apparel unit volume, partially offset by a 15% decrease in the average wholesale per item selling price of our Hind apparel. Both the increase in Hind apparel unit volume and the decrease in average wholesale per item selling price of our Hind apparel were due to higher closeout unit volumes sold in the thirteen weeks ended April 4, 2003. Sales at our factory outlet division stores decreased due to the prolonged winter weather in the Northeast and lower foot traffic at our stores in Florida.

International net sales of Other Products increased $65, or 11%, to $663 in the thirteen weeks ended April 4, 2003 from $598 in the thirteen weeks ended April 5, 2002, due primarily to increased Hind apparel sales in the United Kingdom.

Costs and Expenses

Our gross margin in the thirteen weeks ended April 4, 2003 increased 4.7% to 38.9% from 34.2% in the thirteen weeks ended April 5, 2002, due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the margin increase were lower sales of closeout footwear, lower product cost, lower provisions for obsolete inventory and favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies.

The ratio of selling, general and administrative expenses to net sales increased 0.1% to 28.0% in the thirteen weeks ended April 4, 2003 from 27.9% in the thirteen weeks ended April 5, 2002. The increase in the ratio resulted from increased selling, general and administrative spending in the thirteen weeks ended April 4, 2003. In absolute dollars, selling, general and administrative expenses increased $1,227, or 13%, to $10,920 in the thirteen weeks ended April 4, 2003 from $9,693 in the thirteen weeks ended April 5, 2002. Increased spending in the thirteen weeks ended April 4, 2003 was due primarily to increased incentive compensation, increased insurance costs, increased administrative payroll and employee fringe benefit costs and higher professional fees, partially offset by lower depreciation expense and reduced athlete sponsorship.

Interest Income

Interest income decreased to $74 in the thirteen weeks ended April 4, 2003 from $88 in the thirteen weeks ended April 5, 2002 due to lower interest rates in the thirteen weeks ended April 4, 2003.

Interest Expense

Interest expense remained consistent at $2 in the thirteen weeks ended April 4, 2003 and the thirteen weeks ended April 5, 2002.

Income Before Tax and Minority Interest

                                               Thirteen Weeks Ended
                                       -----------------------------------
                                        April 4,                  April 5,
                                          2003                      2002
                                          ----                      ----
    Segment
      Saucony..........................$   3,982                  $  2,235
      Other Products...................      435                        97
                                       ---------                  --------
      Total............................$   4,417                  $  2,332
                                       =========                  ========

Income before tax and minority interest increased $2,085 in the thirteen weeks ended April 4, 2003 to $4,417 compared to $2,332 in the thirteen weeks ended April 5, 2002, due primarily to increased pre-tax income realized by both our domestic and international Saucony segments, due to higher sales and improved gross margins. The improvement in our Other Products segment income before tax and minority interest was due primarily to improved profitability at our Hind apparel brand due to increased sales and lower operating expenses.

Income Taxes

The provision for income taxes increased to $1,750 in the thirteen weeks ended April 4, 2003 from $967 in the thirteen weeks ended April 5, 2002, due primarily to higher pre-tax income realized by the our domestic and international Saucony segments and higher pre-tax income realized by our Hind apparel brand. The effective tax rate decreased 1.9% to 39.6% in the thirteen weeks ended April 4, 2003 from 41.5% in the thirteen weeks ended April 5, 2002 due to a shift in the composition of domestic and foreign pre-tax earnings.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholders' allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense remained consistent at $64 in the thirteen weeks ended April 4, 2003 compared to the thirteen weeks ended April 5, 2002.

Net Income

Net income for the thirteen weeks ended April 4, 2003 increased to $2,603, or $0.42 per diluted share, compared to $1,301 or $0.21 per diluted share, in the thirteen weeks ended April 5, 2002. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,241 and 6,120, respectively, in the thirteen weeks ended April 4, 2003 and April 5, 2002.

Liquidity and Capital Resources

As of April 4, 2003, our cash and cash equivalents totaled $27,077, a decrease of $7,406 from January 3, 2003. The decrease is due primarily to a use of cash from operations of $7,401, cash outlays for capital assets of $573 and the repurchase of shares of our common stock of $103. This decrease in cash was offset partially by $633 in borrowings against our Canadian credit facility and the receipt of $120 from the issuance of shares of our common stock.

Our accounts receivable increased $10,539, net of the provision for bad debts and discounts, due to increased sales of our Saucony footwear products in the thirteen weeks ended April 4, 2003, compared to our sales for the thirteen weeks ended January 3, 2003. Our days sales outstanding for accounts receivable improved to 61 days in the thirteen weeks ended April 4, 2003 from 66 days in the thirteen weeks ended April 5, 2002 due to a shift in the domestic sales mix to products and programs which offer less dating. Days sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales for the period. The provision for bad debts and discounts increased to $1,621 in the thirteen weeks ended April 4, 2003 from $1,551 in the thirteen weeks ended April 5, 2002 due to an increase in the provision for doubtful accounts and higher discounts in the thirteen weeks ended April 4, 2003. Inventories decreased $5,296 in the thirteen weeks ended April 4, 2003 from January 3, 2003, due primarily to improvements in our supply chain and lower seasonal inventory requirements. Our inventory turns increased to 3.9 turns in the thirteen weeks ended April 4, 2003 from 3.4 turns in the thirteen weeks ended April 5, 2002. The number of day's sales in inventory decreased to 84 days in the thirteen weeks ended April 4, 2003 from 99 days in the thirteen weeks ended April 5, 2002. The inventory turns ratio represents our cost of sales for a period divided by our average inventory during the period. Days sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventories by the average daily cost of sales for the period.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in the thirteen weeks ended April 4, 2003 included a $3,868 decrease in accounts payable, due to payments made for inventory received in the fourth quarter of fiscal 2002, and a $1,475 decrease in accrued expenses, due primarily to the payment of fiscal 2002 incentive compensation and the payment of freight and import duty accrued for inventory purchased in the fourth quarter of fiscal 2002, partially offset by increased income tax accruals and a $97 decrease in prepaid expenses.

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments. During the thirteen weeks ended April 4, 2003, we used $7,401 in cash to fund operations, due primarily to an increase in accounts receivable. In the thirteen weeks ended April 5, 2002, we used $7,329 in cash to fund operations also due to an increase in accounts receivable. At April 4, 2003, we had $635 in borrowings outstanding under our credit facilities, compared to no borrowings outstanding at April 5, 2002.

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


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 149

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", "SFAS 149". SFAS amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", "SFAS 133". SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in Financial Accounting Standards Interpretation No. 45, "Guarantors of Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing accounting pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in paragraph 40. This statement is also effective for hedging relationships designated after June 30, 2003, except as stated in paragraph 40. We have not determined the impact of adopting SFAS 149 on our financial position, results of operations or cash flows

FIN 45

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantors of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", "FIN 45". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about our obligations under specified guarantees that have been issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition of a guarantor's obligation should be applied prospectively to guarantees issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", "FIN 46". FIN 46 explains how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial positions, results of operations or cash flows.


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

b.        Reports on Form 8-K

          Saucony did not file any Current Reports on Form 8-K during the fiscal quarter ended April 4, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Saucony, Inc.


Date:   May 19, 2003                            By: /s/ Michael Umana
                                                ------------------------------
                                                Senior Vice President, Finance
                                                Chief Financial Officer
                                                (Duly authorized officer and
                                                principal financial officer)

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



Dated: May 19, 2003                   /s/ John H. Fisher
                                      ---------------------------------
                                      Name:    John H. Fisher
                                      Title:   President and
                                               Chief Executive Officer

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

Dated: May 19, 2003              /s/ Michael Umana
                                 -----------------------------------------
                                 Name:      Michael Umana
                                 Title:     Senior Vice President, Finance
                                            Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
  No.                               Description


99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2003 filed with the Securities and Exchange Commission on April 3, 2003.

99.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.