Form 10-Q
period 2003-07-04
SAUCONY INC
filed 2003-08-18
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 4, 2003

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

                     13 Centennial Drive, Peabody, MA 01960
          (Address of principal executive offices, including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares Outstanding
                  Class                                     as of August 8, 2003
                  -----                                     --------------------

Class A Common Stock-$.33 1/3 Par Value Per Share                 2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share                 3,595,838
                                                                  ---------
                                                                  6,116,485
                                                                  =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                           ----

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

     Condensed Consolidated Balance Sheets as of July 4, 2003
         and January 3, 2003..................................................3

     Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 4, 2003 and July 5, 2002.................4

     Condensed Consolidated Statements of Cash Flows for the
         twenty-six weeks ended July 4, 2003 and July 5, 2002.................5

     Notes to Condensed Consolidated Financial Statements --
         July 4, 2003......................................................6-13

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................13-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........23

Item 4.  Controls and Procedures.............................................24

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................24

Item 6.  Exhibits and Reports on Form 8-K....................................25

Signatures...................................................................25

Exhibit Index................................................................26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                           SAUCONY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                             (Amounts in thousands, except share and per share amounts)

                                                       ASSETS
                                                                                  July 4,         January 3,
                                                                                   2003              2003
                                                                                   ----              ----

Current assets:
   Cash and cash equivalents....................................................$  36,703         $  34,483
   Accounts receivable..........................................................   24,558            15,496
   Inventories..................................................................   19,578            27,201
   Prepaid expenses and other current assets....................................    2,887             3,490
                                                                                ---------         ---------
     Total current assets.......................................................   83,726            80,670
                                                                                ---------         ---------

Property, plant and equipment, net..............................................    5,902             5,714
                                                                                ---------         ---------
Other assets....................................................................    1,138             1,156
                                                                                ---------         ---------
Total assets....................................................................$  90,766         $  87,540
                                                                                =========         =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   6,946         $   8,543
   Accrued expenses and other current liabilities...............................    6,369             7,800
                                                                                ---------         ---------
     Total current liabilities..................................................   13,315            16,343
                                                                                ---------         ---------

Long-term obligations:
   Deferred income taxes........................................................    2,144             1,859
                                                                                ---------         ---------

Minority interest in consolidated subsidiaries..................................      813               642
                                                                                ---------         ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued................................................       --                --
   Common stock:
     Class A $.333 par value per share, authorized 20,000,000 shares
       (issued July 4, 2003, 2,711,127 and January 3, 2003, 2,711,127)..........      904               904
     Class B $.333 par value per share, authorized 20,000,000 shares
       (issued July 4, 2003, 4,168,466 and January 3, 2003, 4,106,343)..........    1,389             1,369
   Additional paid in capital...................................................   18,245            17,769
   Retained earnings............................................................   60,522            55,945
   Accumulated other comprehensive loss.........................................      (38)             (870)
   Common stock held in treasury, at cost
     (July 4, 2003, Class A, 190,480, Class B, 582,326
       January 3, 2003, Class A 186,080, Class B, 574,726)......................   (6,423)           (6,297)
   Unearned compensation........................................................     (105)             (124)
                                                                                ---------         ---------
     Total stockholders' equity.................................................   74,494            68,696
                                                                                ---------         ---------
Total liabilities and stockholders' equity......................................$  90,766         $  87,540
                                                                                =========         =========

          The accompanying notes are an integral part of these condensed consolidated financial statements.



                                           SAUCONY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 4, 2003 AND JULY 5, 2002

                                                     (Unaudited)
                                      (In thousands, except per share amounts)

                                                             Thirteen       Thirteen     Twenty-Six    Twenty-Six
                                                               Weeks          Weeks         Weeks         Weeks
                                                               Ended          Ended         Ended         Ended
                                                           July 4, 2003   July 5, 2002  July 4, 2003  July 5, 2002
                                                           ------------   ------------  ------------  ------------

Net sales....................................................$  34,472     $  36,453     $  73,540     $  71,240
Other revenue ...............................................       68            33           163            97
                                                             ---------     ---------     ---------     ---------
Total revenue ...............................................   34,540        36,486        73,703        71,337
                                                             ---------     ---------     ---------     ---------

Costs and expenses
   Cost of sales.............................................   21,044        24,046        44,916        46,934
   Selling expenses..........................................    4,938         5,106         9,870        10,067
   General and administrative expenses.......................    4,967         4,661        10,955         9,393
Plant closing and other credits .............................       --           (59)           --           (59)
                                                             ---------     ---------     ---------     ---------
     Total costs and expenses................................   30,949        33,754        65,741        66,335
                                                             ---------     ---------     ---------     ---------

Operating income.............................................    3,591         2,732         7,962         5,002
Non-operating income (expense)
   Interest income...........................................       53            67           127           155
   Interest expense..........................................       (3)           (1)           (5)           (3)
Foreign currency gains (losses)..............................       73           (19)           58           (44)
   Other.....................................................       28            43            17            44
                                                             ---------     ---------     ---------     ---------

Income before income taxes and minority interest.............    3,742         2,822         8,159         5,154
Provision for income taxes...................................    1,468         1,216         3,218         2,183
Minority interest in income of consolidated subsidiaries.....       42            57           106           121
                                                             ---------     ---------     ---------     ---------
Net income...................................................$   2,232     $   1,549     $   4,835     $   2,850
                                                             =========     =========     =========     =========

Per share amounts:

Weighted average common shares and equivalents outstanding:
   Basic:
       Class A common stock..................................    2,521         2,567         2,522         2,567
       Class B common stock..................................    3,564         3,532         3,553         3,525
                                                             ---------     ---------     ---------     ---------
                                                                 6,085         6,099         6,075         6,092
                                                             =========     =========     =========     =========
   Diluted:
       Class A common stock..................................    2,521         2,567         2,522         2,567
       Class B common stock..................................    3,778         3,647         3,756         3,601
                                                             ---------     ---------     ---------     ---------
                                                                 6,299         6,214         6,278         6,168
                                                             =========     =========     =========     =========
Earnings per share:
   Basic:
       Class A common stock..................................$    0.35     $    0.24     $    0.75     $    0.44
                                                             =========     =========     =========     =========
       Class B common stock..................................$    0.38     $    0.26     $    0.83     $    0.49
                                                             =========     =========     =========     =========
   Diluted:
       Class A common stock..................................$    0.33     $    0.24     $    0.73     $    0.44
                                                             =========     =========     =========     =========
       Class B common stock..................................$    0.37     $    0.26     $    0.80     $    0.48
                                                             =========     =========     =========     =========

Cash dividends per share of common stock
       Class A common stock..................................$   0.040     $      --     $   0.040     $      --
                                                             =========     =========     =========     =========
       Class B common stock..................................$   0.044     $      --     $   0.044     $      --
                                                             =========     =========     =========     =========

          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                    SAUCONY, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 2003 AND JULY 5, 2002

                                                              (Unaudited)
                                                            (In thousands)

                                                                                 July 4,           July 5,
                                                                                  2003              2002
                                                                                  ----              ----

Cash flows from operating activities:
     Net income.................................................................$  4,835         $  2,850
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................     664              898
     Provision for bad debts and discounts......................................   2,731            2,662
     Deferred income tax expense................................................     543              284
     Litigation settlement benefit..............................................    (566)              --
     Gain on sale of equipment..................................................      --              (73)
     Marketable securities - unrealized losses..................................      --               38
     Other......................................................................     295               39
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable.................................................... (10,769)         (14,272)
         Inventories............................................................   8,468            2,991
         Prepaid expenses and other current assets..............................     354               45
       Increase (decrease) in liabilities:
         Accounts payable.......................................................  (1,645)             357
         Accrued expenses.......................................................  (1,697)           1,824
                                                                                --------         --------
   Total adjustments............................................................  (1,622)          (5,207)
                                                                                --------         --------

Net cash provided (used) by operating activities................................   3,213           (2,357)
                                                                                --------         --------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (825)            (215)
   Proceeds from the sale of equipment..........................................      --               80
   Change in deposits and other.................................................      --               17
   Marketable securities - realized gains.......................................      --               (4)
                                                                                --------         --------
Net cash used by investing activities...........................................    (825)            (122)
                                                                                --------         --------

Cash flows from financing activities:
   Net short-term borrowings....................................................      --              610
   Repayment of long-term debt and capital lease obligations....................      --              (79)
   Common stock repurchased.....................................................    (126)              --
   Receipt of payment on notes receivable.......................................      --              312
   Issuances of common stock, including options.................................     341               94
                                                                                --------         --------
Net cash provided by financing activities.......................................     215              937
Effect of exchange rate changes on cash and cash equivalents....................    (383)            (208)
                                                                                --------         --------
Net increase (decrease) in cash and cash equivalents............................   2,220           (1,750)
Cash and equivalents at beginning of period.....................................  34,483           22,227
                                                                                --------         --------
Cash and equivalents at end of period...........................................$ 36,703         $ 20,477
                                                                                ========         ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  3,598         $    374
                                                                                ========         ========
     Interest...................................................................$      5         $      3
                                                                                ========         ========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$     --         $     --
                                                                                ========         ========


                   The accompanying notes are an integral part of these condensed consolidated financial statements.


                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2003

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes, thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 3, 2003. Operating results for the twenty-six weeks ended July 4, 2003, are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at July 4, 2003 and January 3, 2003 consisted of the following:


                                      July 4,           January 3,
                                       2003                2003
                                       ----                ----

     Finished goods................$    19,522        $    26,528
     Work in progress..............         46                193
     Raw materials.................         10                480
                                   -----------        -----------
     Total.........................$    19,578        $    27,201
                                   ===========        ===========

NOTE 3 - EARNINGS PER COMMON SHARE

                                                                      Earnings per Common Share
                                                                      -------------------------

                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                            July 4, 2003                   July 5, 2002
                                                            ------------                   ------------

                                                         Basic         Diluted         Basic          Diluted
                                                         -----         -------         -----          -------

Net income:
Net income available for common
   shares and assumed conversions.....................$  2,232        $  2,232       $  1,549       $  1,549
                                                      ========        ========       ========       ========
Weighted-average common shares
   and equivalents outstanding:
   Weighted-average shares outstanding................   6,085           6,085          6,099          6,099
   Effect of dilutive securities:
     Employee stock options...........................      --             214             --            115
                                                      --------        --------       --------       --------
                                                         6,085           6,299          6,099          6,214
                                                      ========        ========       ========       ========
Earnings per share:
   Net income.........................................$   0.37        $  0.35        $  0.25        $   0.25
                                                      ========        =======        =======        ========



                                                       Twenty-Six Weeks Ended         Twenty-Six Weeks Ended
                                                            July 4, 2003                   July 5, 2002
                                                            ------------                   ------------

                                                         Basic         Diluted         Basic          Diluted
                                                         -----         -------         -----          -------

Net income:
Net income available for common
   shares and assumed conversions.....................$  4,835        $  4,835       $  2,850       $  2,850
                                                      ========        ========       ========       ========
Weighted-average common shares
   and equivalents outstanding:
   Weighted-average shares outstanding................   6,075           6,075          6,092          6,092
   Effect of dilutive securities:
     Employee stock options...........................      --             203             --             76
                                                      --------        --------       --------       --------
                                                         6,075           6,278          6,092          6,168
                                                      ========        ========       ========       ========
Earnings per share:
   Net income.........................................$   0.80        $   0.77       $   0.47       $   0.46
                                                      ========        ========       ========       ========


Options to purchase 209,000 and 336,000 shares of common stock, outstanding at July 4, 2003 and July 5, 2002, respectively, were not included in the computations of diluted earnings per share, for the thirteen weeks ended July 4, 2003 and July 5, 2002, since the options were anti-dilutive. Options to purchase 332,000 shares of common stock, outstanding at July 4, 2003 and options to purchase 468,000 shares of common stock and warrants to purchase 25,000 shares of common stock, outstanding at July 5, 2002, were not included in the computations of diluted earnings per share, for the respective twenty-six week periods, since the options were anti-dilutive.

The Company presents basic and diluted earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

Basic earnings per share for the Company's Class A and Class B common stock is calculated by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share for the Company's Class A and Class B common stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company's stock incentive plans and the assumed exercise of stock warrants.

Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared. Net income allocated to Class A common stockholders and Class B common stockholders and the calculation of basic and diluted earnings per share are as follows:

                                                         Thirteen Weeks                Twenty-Six Weeks
                                                              Ended                          Ended
                                                  ----------------------------   ----------------------------
                                                  July 4, 2003    July 5, 2002   July 4, 2003    July 5, 2002
                                                  ------------    ------------   ------------    ------------

Net income available to Class A
   and Class B Common Stockholders                  $   2,232      $   1,549       $   4,835      $   2,850
                                                    ---------      ---------       ---------      ---------


Allocation of undistributed net income:

Basic:
   Class A common stock.............................$     874      $     616       $   1,896      $   1,135
   Class B common stock.............................    1,358            933           2,939          1,715
                                                    ---------      ---------       ---------      ---------
                                                    $   2,232      $   1,549       $   4,835      $   2,850
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock.............................$     843      $     604       $   1,833      $   1,121
   Class B common stock.............................    1,389            945           3,002          1,729
                                                    ---------      ---------       ---------      ---------
                                                    $   2,232      $   1,549       $   4,835      $   2,850
                                                    =========      =========       =========      =========

Weighted average common shares
   and equivalents outstanding:

Basic:
   Class A common stock                                 2,521          2,567           2,522          2,567
   Class B common stock                                 3,564          3,532           3,553          3,525
                                                        -----          -----           -----          -----
                                                        6,085          6,099           6,075          6,092
                                                        =====          =====           =====          =====
Diluted:
   Class A common stock                                 2,521          2,567           2,522          2,567
   Class B common stock                                 3,778          3,647           3,756          3,601
                                                        -----          -----           -----          -----
                                                        6,299          6,214           6,278          6,168
                                                        =====          =====           =====          =====
Earnings per share:

Basic:
   Class A common stock                             $    0.35      $    0.24       $    0.75      $    0.44
                                                    =========      =========       =========      =========
   Class B common stock                             $    0.38      $    0.26       $    0.83      $    0.49
                                                    =========      =========       =========      =========

Diluted:
   Class A common stock                             $    0.33      $    0.24       $    0.73      $    0.44
                                                    =========      =========       =========      =========
   Class B common stock                             $    0.37      $    0.26       $    0.80      $    0.48
                                                    =========      =========       =========      =========

NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME

                                                         Thirteen       Thirteen        Twenty-Six     Twenty-Six
                                                           Weeks          Weeks            Weeks          Weeks
                                                           Ended          Ended            Ended          Ended
                                                       July 4, 2003   July 5, 2002     July 4, 2003   July 5, 2002
                                                       ------------   ------------     ------------   ------------

Net income................................................$ 2,232       $  1,549        $  4,835        $ 2,850
Other comprehensive income:
   Foreign currency translation adjustments,
     net of tax...........................................    578            393             832            416
                                                          -------       --------        --------        -------
Comprehensive income......................................$ 2,810       $  1,942        $  5,667        $ 3,266
                                                          =======       ========        ========        =======


NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and twenty-six weeks ended July 4, 2003 and July 5, 2002, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

                                                         Thirteen       Thirteen       Twenty-Six     Twenty-Six
                                                           Weeks          Weeks           Weeks          Weeks
                                                           Ended          Ended           Ended          Ended
                                                       July 4, 2003   July 5, 2002    July 4, 2003   July 5, 2002
                                                       ------------   ------------    ------------   ------------
   Revenues:
      Saucony...........................................$  29,874       $  32,095      $  62,425       $ 61,050
      Other Products....................................    4,666           4,391         11,278         10,287
                                                        ---------       ---------      ---------       --------
         Total revenue..................................$  34,540       $  36,486      $  73,703       $ 71,337
                                                        =========       =========      =========       ========

   Income (loss) before income taxes and minority interest:
      Saucony...........................................$   3,794       $   3,619      $   7,776       $  5,847
      Other Products....................................      (52)           (797)           383           (693)
                                                        ---------       ---------      ---------       --------
   Total ...............................................$   3,742       $   2,822      $   8,159       $  5,154
                                                        =========       =========      =========       ========

NOTE 6 - LITIGATION SETTLEMENT

On May 6, 2003, the United States Bankruptcy Court for the District of Delaware, upon consideration of the Trustee's Motion for Entry of Order Approving Settlement with Saucony, Inc., ordered that the proposed settlement entered into on March 11, 2003, between the trustee, appointed to oversee the liquidation of assets of a former customer of the Company which filed for bankruptcy protection on November 4, 1999, and the Company was approved. On May 16, 2003, the Company paid $530 to settle all preferential claims. As a consequence of the court's approval of the settlement, the Company recorded a pre-tax benefit of $566 in the thirteen weeks ending on July 4, 2003 to reduce the amount accrued as of January 3, 2003. The benefit was recorded in general and administrative expenses.


NOTE 7 - ASSETS HELD FOR SALE

In February 2002, the Company commenced marketing its Bangor, Maine real property, which had been previously used for the assembly of our domestic Saucony footwear. The property is available for immediate sale in its current condition and the Company expects that the property will be sold during fiscal 2003. The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value. As of July 4, 2003, the fair value of the property exceeds the net book value of the property, which was $357 as of July 4, 2003. As a result of the Company's decision to sell the property, the Bangor, Maine real property has been reclassified to current assets as "Held For Sale" and is included on the balance sheet at July 4, 2003 under the caption "Prepaid Expenses and Other Current Assets".

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", "SFAS 142", eliminates the requirement to amortize goodwill and indefinite-lived assets, rather, requiring that the Company assesses the realizability of those assets at least annually or whenever events or changes in circumstances indicate that the assets may be impaired. Intangible assets with finite lives continue to be amortized over their useful lives. Goodwill and intangible assets as of July 4, 2003 and January 3, 2003 are as follows:


                                           July 4, 2003                                January 3, 2003
                                            Accumulated                                  Accumulated
                                 Cost      Amortization       Net             Cost      Amortization       Net
                                 ----      ------------       ---             ----      ------------       ---

   Goodwill...................$  1,463     $    (551)      $   912         $  1,463     $    (551)      $   912
   Software licenses..........   1,060          (962)           98            1,060          (928)          132
   Capitalized debt
     financing costs..........      87           (56)           31               87           (14)           73
   Other......................     443          (383)           60              381          (378)            3
                              --------     ---------       -------         --------     ---------       -------

   Total......................$  3,053     $  (1,952)      $ 1,101         $  2,991     $  (1,871)      $ 1,120
                              ========     =========       =======         ========     =========       =======


NOTE 9 - STOCK-BASED COMPENSATION

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as interpreted, with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123 ("SFAS 123") applied. SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

All stock options granted during the thirteen weeks and twenty-six weeks ended July 4, 2003 and the thirteen weeks and twenty-six weeks ended July 5, 2002 were at exercise prices equal to the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company has realized income tax benefits of $72 in the thirteen weeks ended July 4, 2003 and, $76 and $5 in the twenty-six weeks ended July 4, 2003 and July 5, 2002, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks and twenty-six weeks ended July 4, 2003 and July 5, 2002, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             Thirteen Weeks Ended          Thirteen Weeks Ended
                                                                July 4, 2003                   July 5, 2002
                                                                ------------                   ------------
                                                             Basic        Diluted           Basic       Diluted
                                                             -----        -------           -----       -------
     Net income:
       As reported.........................................$ 2,232       $  2,232        $  1,549      $ 1,549

     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit..............................      6              6               6            6

     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all rewards, net of
       related tax benefit.................................   (248)          (248)           (177)        (177)
                                                           -------       --------        --------      -------

     Pro forma net income .................................$ 1,990       $  1,990        $  1,378      $ 1,378
                                                           =======       ========        ========      =======


                                                             Thirteen Weeks Ended          Thirteen Weeks Ended
                                                                July 4, 2003                   July 5, 2002
                                                                ------------                   ------------
                                                             Basic        Diluted           Basic       Diluted
                                                             -----        -------           -----       -------
     Pro forma earnings per share:
       As reported.........................................$  0.37       $  0.35         $   0.25      $  0.25

     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit..............................   0.00          0.00             0.00         0.00

     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all rewards,
       net of related tax benefit..........................  (0.04)        (0.03)           (0.02)       (0.03)
                                                           -------       -------         --------      -------

     Pro forma net income per share........................$  0.33       $  0.32         $   0.23      $  0.22
                                                           =======       =======         ========      =======

                                                                Twenty-Six Weeks              Twenty-Six Weeks
                                                                     Ended                         Ended
                                                                 July 4, 2003                   July 5, 2002
                                                                 ------------                   ------------
                                                             Basic        Diluted           Basic       Diluted
                                                             -----        -------           -----       -------
     Net income:
       As reported.........................................$ 4,835       $  4,835        $  2,850      $ 2,850

     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax benefit..........................     11             11              13           13

     Less:Total stock-based compensation
       expense determined under the fair
       value based method for all rewards,
       net of related tax benefit..........................   (395)          (395)           (321)        (321)
                                                           -------       --------        --------      -------

     Pro forma net income .................................$ 4,451       $  4,451        $  2,542      $ 2,542
                                                           =======       ========        ========      =======


                                                               Twenty-Six Weeks              Twenty-Six Weeks
                                                                     Ended                        Ended
                                                                 July 4, 2003                  July 5, 2002
                                                                 ------------                  ------------
                                                             Basic        Diluted           Basic       Diluted
                                                             -----        -------           -----       -------
     Pro forma earnings per share:
       As reported.........................................$  0.80       $  0.77         $   0.47      $  0.46

     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax..................................   0.00          0.00             0.00         0.00
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all rewards,
       net of related tax benefit..........................  (0.07)        (0.06)           (0.05)       (0.05)
                                                           -------       -------         --------      -------

     Pro forma net income per share........................$  0.73       $  0.71         $   0.42      $  0.41
                                                           =======       =======         ========      =======

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         Twenty-Six Weeks      Twenty-Six Weeks
                                              Ended                  Ended
                                          July 4, 2003           July 5, 2002
                                          ------------           ------------

    Expected life (years)................      5.0                    3.2
    Risk-free interest rate..............      2.8%                   3.8%
    Expected volatility..................     66.6%                  67.3%
    Expected dividend yield..............      1.4%                   0.0%

Pro forma net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, pro forma earnings per share for each class of common stock is determined according to dividends declared. Pro forma net income allocated to Class A common stockholders and Class B common stockholders and the calculation of pro forma basic and diluted earnings per share are as follows:

                                                         Thirteen Weeks                Twenty-Six Weeks
                                                              Ended                          Ended
                                                  July 4, 2003    July 5, 2002   July 4, 2003    July 5, 2002
                                                  ------------    ------------   ------------    ------------

Net income available to Class A
   and Class B Common Stockholders

Net income..........................................$   2,232      $   1,549       $   4,835      $   2,850

Add:  Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.......................        6              6              11             13

Less:  Total stock-based compensation expense
       determined under the fair value based
       method for all awards, net of related tax
       benefit......................................     (248)          (177)           (395)          (321)
                                                    ---------      ---------       ---------      ---------

Pro forma net income................................$   1,990      $   1,378       $   4,451      $   2,542
                                                    =========      =========       =========      =========

Pro forma net income allocated:

Basic:
   Class A common stock.............................$     779      $     548       $   1,746      $   1,013
   Class B common stock.............................    1,211            830           2,705          1,529
                                                    ---------      ---------       ---------      ---------
                                                    $   1,990      $   1,378       $   4,451      $   2,542
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock.............................$     752      $     538       $   1,687      $   1,000
   Class B common stock.............................    1,238            840           2,764          1,542
                                                    ---------      ---------       ---------      ---------
                                                    $   1,990      $   1,378       $   4,451      $   2,542
                                                    =========      =========       =========      =========

Basic:
   Class A common stock.............................$    0.31      $    0.21       $   0.69       $    0.39
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.34      $    0.23       $   0.76       $    0.43
                                                    =========      =========       ========       =========

Diluted:
   Class A common stock.............................$    0.30      $    0.21       $   0.67       $    0.39
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.33      $    0.23       $   0.74       $    0.43
                                                    =========      =========       ========       =========


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 150

In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standards No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires than an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances, because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS 150 will be recognized as a cumulative effect of a change in an accounting principle as of the beginning of the interim period of adoption. Restatement of prior periods is not permitted. The adoption of SFAS 150 is not expected to have an impact of the Company's financial position, results of operations or cash flows.

SFAS 149

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in Financial Accounting Standards Interpretation No. 45, "Guarantors of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing accounting pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in paragraph 40. This statement is also effective for hedging relationships designated after June 30, 2003, except as stated in paragraph 40. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

FIN 45

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantors of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under specified guarantees that have been issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition of a guarantor's obligation should be applied prospectively to guarantees issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 explains how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 11 - SUBSEQUENT EVENT - SHARE PURCHASE AGREEMENT

On July 24, 2003, the Company entered into a Share Purchase Agreement with the minority shareholder of Saucony Canada, Inc. whereby the Company increased its ownership percentage of Saucony Canada, Inc to 95% from 85%. The purchase price is estimated at $539,000 and is valued at the net book value of Saucony Canada, Inc., as of July 4, 2003.


NOTE 12 - DIVIDENDS

On July 16, 2003, the Company paid its first regular quarterly cash dividends, in the amount of $0.040 per share on the Class A Common Stock and $0.044 per share on the Class B Common Stock, to all stockholders of record at the close of business on June 18, 2003. As provided in the Company's corporate charter, cash dividends paid on Class B Common Stock are in an amount equal to 110% of the amount paid on Class A Common Stock. The Company's credit facilities contain restrictions that may limit the Company's ability to pay a regular cash dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When we use the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions in this report, we intend to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2003 under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Other Factors That May Affect Future Results" filed by us with the Securities and Exchange Commission on April 3, 2003, which discussion is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by this reference. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission. We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

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

                                                                     Thirteen Weeks and Twenty-Six Weeks Ended
                                                                   July 4, 2003 Compared to Thirteen Weeks and
                                                                        Twenty-Six Weeks Ended July 5, 2002
                                                                        -----------------------------------

                                                                                Increase (Decrease)
                                                                    Thirteen Weeks                Twenty-Six Weeks
                                                                    --------------                ----------------

         Net sales.............................................$  (1,981)       (5.4%)       $  2,300          3.2%
         Gross profit.........................................     1,021         8.2%           4,318         17.8%
         Selling, general and administrative expenses.........       138         1.4%           1,365          7.0%

                                                                                      $ Change
                                                                                      --------
                                                                     Thirteen Weeks                Twenty-Six Weeks
                                                                     --------------                ----------------
         Operating income.........................................      $859                           $2,960
         Income before income taxes and minority interest.........       920                            3,005
         Net income...............................................       683                            1,985

                                                                               Percent of Net Sales
                                                                               --------------------
                                                                      Thirteen Weeks             Twenty-Six Weeks
                                                                           Ended                       Ended
                                                                    -------------------        -------------------
                                                                    July 4,     July 5,        July 4,     July 5,
                                                                     2003        2002            2003       2002
                                                                     ----        ----            ----       ----

         Gross profit.........................................       39.0%       34.0%           38.9%      34.1%
         Selling, general and administrative expenses.........       28.7        26.8            28.3       27.3
         Operating income.....................................       10.4         7.5            10.8        7.0
         Income before income taxes...........................       10.9         7.7            11.1        7.2
         Net income...........................................        6.5         4.2             6.6        4.0

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and twenty-six weeks ended July 4, 2003 and July 5, 2002:

                                                             Thirteen Weeks Ended
                                                             --------------------
                                                July 4, 2003                       July 5, 2002
                                                ------------                       ------------

         Saucony..........................$  29,828         86.5%            $  32,075         88.0%
         Other Products...................    4,644         13.5%                4,378         12.0%
                                          ---------        ------            ---------        ------
         Total............................$  34,472        100.0%            $  36,453        100.0%
                                          =========        =====             =========        =====



                                                            Twenty-Six Weeks Ended
                                                            ----------------------
                                                July 4, 2003                       July 5, 2002
                                                ------------                       ------------

         Saucony..........................$  62,313         84.7%            $  60,982         85.6%
         Other Products...................   11,227         15.3%               10,258         14.4%
                                          ---------        ------            ---------        ------
         Total............................$  73,540        100.0%            $  71,240        100.0%
                                          =========        =====             =========        =====


Thirteen Weeks Ended July 4, 2003 Compared to Thirteen Weeks Ended July 5, 2002
-------------------------------------------------------------------------------

Consolidated Net Sales

Net sales decreased $1,981, or 5%, to $34,472 in the thirteen weeks ended July 4, 2003 from $36,453 in the thirteen weeks ended July 5, 2002.

On a geographic basis, domestic net sales decreased $1,981, or 7%, to $27,139 in the thirteen weeks ended July 4, 2003 from $29,120 in the thirteen weeks ended July 5, 2002. International net sales remained constant at $7,333 in the thirteen weeks ended July 4, 2003 compared to the thirteen weeks ended July 5, 2002.

   Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $2,247, or 7%, to $29,828 in the thirteen weeks ended July 4, 2003 from $32,075 in the thirteen weeks ended July 5, 2002, due primarily to an 8% decrease in worldwide footwear unit volume and lower domestic and international wholesale per pair average selling prices, partially offset by favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies. The overall average domestic wholesale per pair selling price for domestic footwear decreased 4% in the thirteen weeks ended July 4, 2003 compared to the thirteen weeks ended July 5, 2002, due to a change in the product mix of our technical and special makeup footwear sold in the thirteen weeks ended July 4, 2003 to lower priced products.

Domestic net sales decreased $2,319, or 9%, to $22,684 in the thirteen weeks ended July 4, 2003 from $25,003 in the thirteen weeks ended July 5, 2002, due primarily to a 6% decrease in footwear unit volumes and, to a lesser extent, lower wholesale per pair average selling prices. The footwear unit volume decrease in the thirteen weeks ended July 4, 2003 was due primarily to a 53% decrease in closeout footwear unit volumes due primarily to improved inventory management and a 17% decrease in Original footwear unit volumes. Due to shifts in consumer preferences, the decline in Originals footwear unit volume may continue through the balance of fiscal 2003. These decreases were partially offset by a 7% increase in technical footwear unit volumes. The average wholesale per pair selling prices for domestic footwear decreased due to a change in both the technical and special make up footwear product mix to lower priced products. Sales of closeout footwear accounted for approximately 3% of domestic Saucony net sales in the thirteen weeks ended July 4, 2003 compared to 5% in the thirteen weeks ended July 5, 2002. The Originals footwear accounted for 21% of domestic footwear unit volume in the thirteen weeks ended July 4, 2003 versus 24% in the thirteen weeks ended July 5, 2002.

International net sales increased $72, or 1%, to $7,144 in the thirteen weeks ended July 4, 2003 from $7,072 in the thirteen weeks ended July 5, 2002, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies, partially offset by a 16% decrease in footwear unit volumes and lower average wholesale per pair selling prices. International distributor footwear unit volumes decreased 29%, due primarily to a 50% decrease in Originals footwear unit volumes sold in Japan and, to a lesser extent, an overall 12% decrease in footwear unit volumes sold throughout our international distribution channel, excluding Japan. Distributor sales into the Japanese footwear market accounted for 7% of international sales in the thirteen weeks ended July 4, 2003, compared to 12% in the thirteen weeks ended July 5, 2002. Footwear unit volumes at our European and Canadian subsidiaries, decreased 3% in the thirteen weeks ended July 4, 2003 versus the thirteen weeks ended July 5, 2002, with the decreased footwear unit volume occurring in Canada. The footwear average wholesale per pair selling price decreased primarily due to a change in the product mix for technical footwear to lower priced products.

   Other Products Segment

Worldwide sales of Other Products increased $266, or 6%, to $4,644 in the thirteen weeks ended July 4, 2003 from $4,378 in the thirteen weeks ended July 5, 2002, due primarily to increased sales at our factory outlet stores and, to a lesser extent, increased sales of Spot-bilt brand footwear, partially offset by an 11% decrease in sales of our Hind brand apparel.

Domestic net sales of Other Products increased $338, or 8%, to $4,455 in the thirteen weeks ended July 4, 2003 from $4,117 in the thirteen weeks ended July 5, 2002. Sales at our factory outlet division stores increased 28%, due primarily to the addition of three factory outlet stores in the thirteen weeks ended July 4, 2003. Spot-bilt brand sales increased 142% in the thirteen weeks ended July 4, 2003, due primarily to increased footwear unit volumes from new product introductions. Hind apparel sales decreased 11% due primarily to a 28% decrease in the average wholesale per item selling price of our Hind apparel, partially offset by a 26% increase in unit volume. Both the increase in Hind apparel unit volume and the decrease in average wholesale per item selling price of our Hind apparel were due to higher closeout unit volumes sold in the thirteen weeks ended July 4, 2003.

International net sales of Other Products decreased $72, or 28%, to $189 in the thirteen weeks ended July 4, 2003 from $261 in the thirteen weeks ended July 5, 2002, due primarily to decreased Hind apparel sales in Canada and Europe.

Costs and Expenses

Our gross margin in the thirteen weeks ended July 4, 2003 increased 5.0% to 39.0% from 34.0% in the thirteen weeks ended July 5, 2002, due primarily to lower Saucony footwear product costs and lower provisions for obsolete Saucony footwear and Hind brand apparel. Other factors contributing to the margin increase were favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies and lower overall sales of low-margin closeout footwear.

The ratio of selling, general and administrative expenses to net sales increased 1.9% to 28.7% in the thirteen weeks ended July 4, 2003 from 26.8% in the thirteen weeks ended July 5, 2002. The increase in the ratio resulted from lower sales in the thirteen weeks ended July 4, 2003 and, to a lesser extent, increased selling, general and administrative spending. In absolute dollars, selling, general and administrative expenses increased $138, or 1%, to $9,905 in the thirteen weeks ended July 4, 2003 from $9,767 in the thirteen weeks ended July 5, 2002. Increased spending in the thirteen weeks ended July 4, 2003 was due primarily to increased incentive compensation, increased insurance costs, increased administrative and selling payroll and increased employee healthcare costs, partially offset by lower provisions for bad debt expense due primarily to a litigation settlement which reduced bad debt expense by $566 and, to a lesser extent, lower depreciation expense and reduced variable selling expenses.

Interest Income

Interest income decreased to $53 in the thirteen weeks ended July 4, 2003 from $67 in the thirteen weeks ended July 5, 2002 due to lower interest rates in the thirteen weeks ended July 4, 2003.

Interest Expense

Interest expense increased to $3 in the thirteen weeks ended July 4, 2003 from $1 in the thirteen weeks ended July 5, 2002 due to borrowings by our Canadian subsidiary under its bank credit facility.

Income Before Tax and Minority Interest

                                                  Thirteen Weeks Ended
                                                  --------------------
                                                 July 4,           July 5,
                                                  2003              2002
                                                  ----              ----
   Segment
            Saucony............................$   3,794         $  3,619
            Other Products.....................      (52)            (797)
                                               ---------         --------
            Total..............................$   3,742         $  2,822
                                               =========         ========

Income before tax and minority interest increased $920 in the thirteen weeks ended July 4, 2003 to $3,742 compared to $2,822 in the thirteen weeks ended July 5, 2002, due primarily to increased pre-tax income realized by our Other Products segment. The improvement in our Other Products segment income before tax and minority interest was due primarily to improved profitability of our Hind apparel brand due to improved margins and lower operating expenses and improved profitability at our factory outlet stores due to increased sales and improved gross margins. Income before tax and minority interest for our Saucony segment increased due to improved gross margins.

Income Taxes

The provision for income taxes increased to $1,468 in the thirteen weeks ended July 4, 2003 from $1,216 in the thirteen weeks ended July 5, 2002, due primarily to higher pre-tax income realized by our Hind apparel brand and factory outlet stores and higher pre-tax income realized by our Saucony segment. The effective tax rate decreased 3.9% to 39.2% in the thirteen weeks ended July 4, 2003 from 43.1% in the thirteen weeks ended July 5, 2002 due to a shift in the composition of domestic and foreign pre-tax earnings.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholders' allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense decreased to $42 in the thirteen weeks ended July 4, 2003 compared to $57 in the thirteen weeks ended July 5, 2002 due to lower sales, increased operating expenses and foreign currency losses on forward currency contracts.

Net Income

Net income for the thirteen weeks ended July 4, 2003 increased to $2,232, or $0.37 per diluted share, compared to $1,549, or $0.25 per diluted share, in the thirteen weeks ended July 5, 2002. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,299 and 6,214, respectively, in the thirteen weeks ended July 4, 2003 and July 5, 2002.

Twenty-six Weeks Ended July 4, 2003 Compared to Twenty-six Weeks Ended July 5, 2002
--------------------------------------------------------------------------------

Consolidated Net Sales

Net sales increased $2,300, or 3%, to $73,540 in the twenty-six weeks ended July 4, 2003 from $71,240 in the twenty-six weeks ended July 5, 2002.

On a geographic basis, domestic net sales increased $1,355, or 2%, to $56,715 in the twenty-six weeks ended July 4, 2003 from $55,360 in the twenty-six weeks ended July 5, 2002. International net sales increased $945, or 6%, to $16,825 in the twenty-six weeks ended July 4, 2003 from $15,880 in the twenty-six weeks ended July 5, 2002.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $1,331, or 2%, to $62,313 in the twenty-six weeks ended July 4, 2003 from $60,982 in the twenty-six weeks ended July 5, 2002, due primarily to a 3% increase in footwear unit volume and favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies, partially offset by lower domestic wholesale per pair average selling prices. The average domestic wholesale per pair selling price for domestic footwear decreased 5% in the twenty-six weeks ended July 4, 2003 compared to the twenty-six weeks ended July 5, 2002, due to an increase in Originals and special makeup footwear unit volumes, which are sold at prices below our technical footwear and a change in the product mix of our technical and special makeup footwear sold in the twenty-six weeks ended July 4, 2003 to lower priced products.

Domestic net sales increased $379, or 1%, to $46,340 in the twenty-six weeks ended July 4, 2003 from $45,961 in the twenty-six weeks ended July 5, 2002, due primarily to a 6% increase in footwear unit volumes, partially offset by lower wholesale per pair average selling prices. The footwear unit volume increase in the twenty-six weeks ended July 4, 2003 was due primarily to a 29% increase in special makeup footwear unit volumes, a 10% increase in technical footwear unit volumes and, to a lesser extent, an 8% increase in Originals footwear unit volumes. These increases were partially offset by a 61% decrease in closeout footwear unit volumes. The decrease in closeout footwear unit volumes was due primarily to improved inventory management. The average wholesale per pair selling prices for domestic footwear decreased due to a change in the product mix to increased Originals and special makeup footwear unit volumes, and a change in the technical footwear product mix to lower priced product. Sales of closeout footwear accounted for approximately 2% of domestic Saucony net sales in the twenty-six weeks ended July 4, 2003 compared to 7% in the twenty-six weeks ended July 5, 2002. The Originals footwear accounted for 22% of domestic footwear unit volume in both the twenty-six weeks ended July 4, 2003 and the twenty-six weeks ended July 5, 2002.

International net sales increased $952, or 6%, to $15,973 in the twenty-six weeks ended July 4, 2003 from $15,021 in the twenty-six weeks ended July 5, 2002, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and increased sales of Saucony apparel, partially offset by a 7% decrease in footwear unit volumes and lower average wholesale per pair selling prices. International distributor footwear unit volumes decreased 18%, due to a 41% decrease in Originals footwear unit volumes sold in Japan, partially offset by an overall 9% increase in footwear unit volumes sold throughout our international distribution channel, excluding Japan. Distributor sales into the Japanese footwear market accounted for 7% of international sales in the twenty-six weeks ended July 4, 2003, compared to 11% in the twenty-six weeks ended July 5, 2002. Footwear unit volumes at our European and Canadian subsidiaries, increased 1% in the twenty-six weeks ended July 4, 2003 versus the twenty-six weeks ended July 5, 2002, with the majority of the increased footwear unit volume occurring in Europe. The footwear average wholesale per pair selling price decreased due to a change in the international distributors product mix for technical footwear to lower priced product, partially offset by a change in product mix to increased technical footwear sold at our European subsidiaries.

Other Products Segment

Worldwide sales of Other Products increased $969, or 9%, to $11,227 in the twenty-six weeks ended July 4, 2003 from $10,258 in the twenty-six weeks ended July 5, 2002, due primarily to a 13% increase in sales of our Hind brand apparel and, to a lesser extent, increased sales at our factory outlet stores and increased Spot-bilt brand footwear sales.

Domestic net sales of Other Products increased $976, or 10%, to $10,375 in the twenty-six weeks ended July 4, 2003 from $9,399 in the twenty-six weeks ended July 5, 2002. Hind apparel sales increased 15% due primarily to a 45% increase in Hind apparel unit volume, partially offset by a 21% decrease in the average wholesale per item selling price of our Hind apparel. Both the increase in Hind apparel unit volume and the decrease in average wholesale per item selling price of our Hind apparel were due to higher closeout unit volumes sold in the twenty-six weeks ended July 4, 2003. Sales at our factory outlet division increased 8% due primarily to the addition of three factory outlet stores in the twenty-six weeks ended July 4, 2003. Spot-bilt brand sales increased 44% in the twenty-six weeks ended July 4, 2003, due primarily to increased footwear unit volumes.

International net sales of Other Products decreased $7, or 1%, to $852 in the twenty-six weeks ended July 4, 2003 from $859 in the twenty-six weeks ended July 5, 2002, due primarily to decreased Hind apparel sales in Canada.

Costs and Expenses

Our gross margin in the twenty-six weeks ended July 4, 2003 increased 4.8% to 38.9% from 34.1% in the twenty-six weeks ended July 5, 2002, due primarily to lower Saucony footwear product costs, lower sales of low-margin closeout footwear, lower provisions for Hind apparel and Saucony footwear inventories and favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies.

The ratio of selling, general and administrative expenses to net sales increased 1.0% to 28.3% in the twenty-six weeks ended July 4, 2003 from 27.3% in the twenty-six weeks ended July 5, 2002. The increase in the ratio resulted from increased selling, general and administrative spending in the twenty-six weeks ended July 4, 2003. In absolute dollars, selling, general and administrative expenses increased $1,365, or 7%, to $20,825 in the twenty-six weeks ended July 4, 2003 from $19,460 in the twenty-six weeks ended July 5, 2002. Increased spending in the twenty-six weeks ended July 4, 2003 was due primarily to increased incentive compensation, increased insurance costs, increased administrative and selling payroll, increased employee healthcare costs, increased print media advertising and higher professional fees, partially offset by lower provisions for bad debt expense due to a litigation settlement which reduced bad debt expense by $566, lower depreciation expense, reduced variable selling expenses and decreased athlete and event sponsorship.

Interest Income

Interest income decreased to $127 in the twenty-six weeks ended July 4, 2003 from $155 in the twenty-six weeks ended July 5, 2002 due to lower interest rates in the twenty-six weeks ended July 4, 2003.

Interest Expense

Interest expense increased to $5 in the twenty-six weeks ended July 4, 2003 from $3 in the twenty-six weeks ended July 5, 2002 due to borrowings by our Canadian subsidiary under its bank credit facility.


Income Before Tax and Minority Interest

                                                 Twenty-Six Weeks Ended
                                                 ----------------------
                                                 July 4,          July 5,
                                                  2003             2002
                                                  ----             ----
   Segment
            Saucony............................$   7,776        $   5,847
            Other Products.....................      383             (693)
                                               ---------        ---------
            Total..............................$   8,159        $   5,154
                                               =========        =========

Income before tax and minority interest increased $3,005 in the twenty-six weeks ended July 4, 2003 to $8,159 compared to $5,154 in the twenty-six weeks ended July 5, 2002, due primarily to increased pre-tax income realized by our Saucony segment due to higher sales, improved gross margins and improved gross margins. The improvement in our Other Products segment income before tax and minority interest was due primarily to improved profitability at our Hind apparel brand due to increased sales and lower operating expenses and, to a lesser extent, improved profitability at our factory outlets stores due to increased sales and improved gross margins.

Income Taxes

The provision for income taxes increased to $3,218 in the twenty-six weeks ended July 4, 2003 from $2,183 in the twenty-six weeks ended July 5, 2002, due primarily to higher pre-tax income realized by our Saucony segment and higher pre-tax income realized by our Hind apparel brand and at our factory outlet stores. The effective tax rate decreased 3.0% to 39.4% in the twenty-six weeks ended July 4, 2003 from 42.4% in the twenty-six weeks ended July 5, 2002 due to a shift in the composition of domestic and foreign pre-tax earnings.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholders' allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense decreased to $106 in the twenty-six weeks ended July 4, 2003 compared to $121 the thirteen weeks ended July 5, 2002 due to increased operating expenses and foreign currency losses on forward currency contracts.

Net Income

Net income for the twenty-six weeks ended July 4, 2003 increased to $4,835, or $0.77 per diluted share, compared to $2,850 or $0.46 per diluted share, in the twenty-six weeks ended July 5, 2002. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,278 and 6,168, respectively, in the twenty-six weeks ended July 4, 2003 and July 5, 2003.

Liquidity and Capital Resources

As of July 4, 2003, our cash and cash equivalents totaled $36,703, an increase of $2,220 from January 3, 2003. The increase is due primarily to the generation of $3,213 of cash from operations and the receipt of $341 from the issuance of shares of our common stock. The cash generated from operations in the twenty-six weeks ended July 4, 2003 was due primarily to $4,835 of net income and an $8,468 decrease in inventories, partially offset by an $8,604 increase in accounts receivable, a $1,645 decrease in accounts payable and a $1,697 decrease in accrued expenses. The increase in cash from operations was offset in part by a decrease in cash from investing activities due to the purchase of capital assets, including computer technology upgrades, facility improvements and the expansion of our factory outlet stores of $825 and a decrease in cash from financing activities due to the repurchase of shares of our common stock of $126.

Our accounts receivable at July 4, 2003 increased $8,604 from January 3, 2003, net of the provision for bad debts and discounts and the litigation settlement, due to increased sales of our Saucony footwear products in the twenty-six weeks ended July 4, 2003 compared to the twenty-six weeks ended January 3, 2003. Our days sales outstanding for accounts receivable improved to 61 days in the twenty-six weeks ended July 4, 2003 from 68 days in the twenty-six weeks ended July 5, 2002 due to a shift in the domestic sales mix to products and programs which offer less dating. Day's sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales for the period. The provision for bad debts and discounts, excluding the litigation settlement, increased to $2,731 in the twenty-six weeks ended July 4, 2003 from $2,662 in the twenty-six weeks ended July 5, 2002 due to higher discounts in the twenty-six weeks ended July 4, 2003. Inventories decreased $8,468 in the twenty-six weeks ended July 4, 2003 from January 3, 2003, due primarily to improvements in our supply chain and lower seasonal inventory requirements. Our inventory turns increased to 3.8 turns in the twenty-six weeks ended July 4, 2003 from 3.5 turns in the twenty-six weeks ended July 5, 2002. The number of day's sales in inventory decreased to 79 days in the twenty-six weeks ended July 4, 2003 from 100 days in the twenty-six weeks ended July 5, 2002. The inventory turns ratio is calculated as our cost of sales for a period divided by our average inventory during the period. Day's sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventory by the average daily cost of sales for the period.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in the twenty-six weeks ended July 4, 2003 included a $1,645 decrease in accounts payable, due to payments made for inventory received in the fourth quarter of fiscal 2002 and lower inventory levels, a $1,697 decrease in accrued expenses, due primarily to the payment of fiscal 2002 incentive compensation, the payment of freight and import duty accrued for inventory purchased in the fourth quarter of fiscal 2002 and decreased income tax accruals due to higher income tax payments, the payment of $530 to settle litigation with the court appointed trustee of a former customer of ours and a $354 decrease in prepaid expenses.

On July 16, 2003, we paid our first regular quarterly cash dividends, in the amount of $0.040 per share on our Class A Common Stock and $0.044 per share on our Class B Common Stock, to all stockholders of record at the close of business on June 18, 2003. As provided in our corporate charter, cash dividends paid on our Class B Common Stock are in an amount equal to 110% of the amount paid on our Class A Common Stock. Our credit facilities contain restrictions that may limit our ability to pay a regular cash dividend.

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and debt service payments. During the twenty-six weeks ended July 4, 2003, we generated $3,213 in cash from operations, due primarily to decreased inventories. In the twenty-six weeks ended July 5, 2002, we used $2,357 in cash to fund operations, due primarily to an increase in accounts receivable. At July 4, 2003 and July 5, 2002, we had no borrowings outstanding under our credit facilities.


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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 150

In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standards No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires than an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances, because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. We will recognize the effect of adopting SFAS 150 as a cumulative effect of a change in an accounting principle as of the beginning of the interim period of adoption. Restatement of prior periods is not permitted. We do not expect the adoption of SFAS 150 to have an impact on our financial position, results of operations or cash flows.

SFAS 149

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in Financial Accounting Standards Interpretation No. 45, "Guarantors of Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends other existing accounting pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in paragraph 40. This statement is also effective for hedging relationships designated after June 30, 2003, except as stated in paragraph 40. We have not determined the impact of adopting SFAS 149 on our financial position, results of operations or cash flows

FIN 45

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantors of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about our obligations under specified guarantees that have been issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition of a guarantor's obligation should be applied prospectively to guarantees issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 explains how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial positions, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have performed an analysis to assess the potential effect of reasonably possible near-term changes in inflation and foreign currency exchange rates. The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on the purchase of inventory by us from foreign suppliers has been non-existent as all the transactions were denominated in U.S. dollars. However, we are subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and some foreign currency denominated payables. We have entered into certain forward foreign exchange contracts to minimize the transaction currency risk.


ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 4, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of July 4, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 4, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2003 Annual Meeting of Stockholders held on May 21, 2003, the following matters were acted upon by our stockholders:

1. The election of John H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., Jonathan O. Lee and John J. Neuhauser as directors.

2. The approval of our 2003 Stock Incentive Plan and the authorization of an aggregate of 1,750,000 shares of our Common Stock, which may be either Class A Common Stock or Class B Common Stock, for issuance under the plan.

The results of the voting on these matters presented to stockholders at the meeting is set forth below:

                                                   Votes           Votes
                                                    For          Withheld
                                                    ---          --------
1.       Election of Directors

         John H. Fisher                          2,243,731        264,326
         Charles A. Gottesman                    2,243,731        264,326
         Jonathan O. Lee                         2,309,941        198,116
         Robert J. LeFort, Jr.                   2,309,941        198,116
         John J. Neuhauser                       2,309,941        198,116

                                                   Votes           Votes
                                                    For           Against
                                                    ---           -------

2.         Approval of the 2003
              Stock Incentive Plan               1,499,732        478,988



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

b.   Reports on Form 8-K

     On April 30, 2003, we furnished a Current Report on Form 8-K dated the same date. The report contains a copy of our press release announcing our earnings for the period ended April 4, 2003. We furnished the report pursuant to Item 12 (Results of Operations and Financial Conditions) using
     Item 9 (Regulation FD Disclosure), in accordance with the procedural guidance in SEC Release No. 33-8216.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Saucony, Inc.


Date:   August 18, 2003                   By: /s/ Michael Umana
-----   ---------------                   ---------------------
                                          Michael Umana
                                          Executive Vice President, Finance
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          principal financial officer)

                                 EXHIBIT INDEX



Exhibit No.                 Description

10.1 - 2003 Stock Incentive Plan is incorporated  herein by reference to Exhibit
     99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-105886) filed with the Securities and Exchange Commission on June 6, 2003.

10.2 - Saucony, Inc. Non-Qualified Retirement Plan, as amended, is incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-105910) filed with the Securities and Exchange Commission on June 6, 2003.

10.3 - Amendment to Amended and Restated Credit Agreement, dated August 30, 2002, between Saucony, Inc. and HSBC Bank USA (as successor in interest to State Street Bank and Trust Company).

31.1 - Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 -  Certification  of President and Chief Executive  Officer  pursuant to 18
     U.S.C.   Section  1350,   as  adopted   pursuant  to  Section  906  of  the
     Sarbannes-Oxley Act of 2002.

32.2 -  Certification  of the  Chief  Financial  Officer  pursuant  to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

99.1 - "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2003 filed with the Securities and Exchange Commission on April 3, 2003.