Form 10-Q
period 2003-10-03
SAUCONY INC
filed 2003-11-17
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 3, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
                  Class                                  as of November 3, 2003

Class A Common Stock-$.33 1/3 Par Value Per Share               2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share               3,620,834
                                                                ---------
                                                                6,141,481
                                                                =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited

   Condensed Consolidated Balance Sheets as of October 3, 2003
       and January 3, 2003 - (Audited).........................................3

   Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 3, 2003 and October 4, 2002.............4

   Condensed Consolidated Statements of Cash Flows for the
       thirty-nine weeks ended October 3, 2003 and October 4, 2002.............5

   Notes to Condensed Consolidated Financial Statements --
       October 3, 2003......................................................6-15

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................16-26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........26

Item 4.  Controls and Procedures..............................................26


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................27

Signature.....................................................................27

Exhibit Index.................................................................28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED


                                           SAUCONY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                             (Amounts in thousands, except share and per share amounts)

                                                       ASSETS

                                                                                October 3,        January 3,
                                                                                   2003              2003
                                                                                ----------        ----------

Current assets:
   Cash and cash equivalents....................................................$  43,681         $  34,483
   Accounts receivable..........................................................   19,830            15,496
   Inventories..................................................................   17,874            27,201
   Prepaid expenses and other current assets....................................    2,808             3,490
                                                                                ---------         ---------
     Total current assets.......................................................   84,193            80,670
                                                                                ---------         ---------

Property, plant and equipment, net..............................................    5,822             5,714
                                                                                ---------         ---------
Other assets:
   Goodwill, net................................................................      912               912
   Intangible assets, net.......................................................      155               208
   Other........................................................................       37                36
                                                                                ---------         ---------
     Total other assets.........................................................    1,104             1,156
                                                                                ---------         ---------

Total assets....................................................................$  91,119         $  87,540
                                                                                =========         =========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................$   5,156         $   8,543
   Accrued expenses and other current liabilities...............................    6,527             7,800
                                                                                ---------         ---------
     Total current liabilities                                                     11,683            16,343
                                                                                ---------         ---------

Long-term obligations:
   Deferred income taxes........................................................    2,407             1,859
                                                                                ---------         ---------

Minority interest in consolidated subsidiaries..................................      296               642
                                                                                ---------         ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued................................................       --                --
   Common stock:
     Class A $.333 par value per share, authorized 20,000,000 shares
       (issued October 3, 2003, 2,711,127 and January 3, 2003, 2,711,127).......      904               904
     Class B $.333 par value per share, authorized 20,000,000 shares
       (issued October 3, 2003, 4,198,810 and January 3, 2003, 4,106,343).......    1,399             1,369
   Additional paid in capital...................................................   18,518            17,769
   Retained earnings............................................................   62,442            55,945
   Accumulated other comprehensive loss.........................................      (11)             (870)
   Common stock held in treasury, at cost
     (October 3, 2003, Class A, 190,480, Class B, 582,326
       January 3, 2003, Class A 186,080, Class B, 574,726)......................   (6,423)           (6,297)
   Unearned compensation........................................................      (96)             (124)

     Total stockholders' equity.................................................   76,733            68,696
                                                                                ---------         ---------

Total liabilities and stockholders' equity......................................$  91,119        $   87,540
                                                                                =========        ==========



     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                           SAUCONY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 3, 2003 AND OCTOBER 4, 2002

                                                     (Unaudited)
                                      (In thousands, except per share amounts)

                                                             Thirteen       Thirteen     Thirty-Nine  Thirty-Nine
                                                               Weeks          Weeks         Weeks         Weeks
                                                               Ended          Ended         Ended         Ended
                                                            October 3,     October 4,    October 3,    October 4,
                                                               2003           2002          2003          2002
                                                            ---------      ---------     ----------    ---------

Net sales...................................................$  31,978     $  33,745      $ 105,518     $ 104,985
Other revenue ..............................................       94           105            257           202
                                                            ---------     ---------      ---------     ---------
Total revenue ..............................................   32,072        33,850        105,775       105,187
                                                            =========     =========      =========     =========

Costs and expenses
   Cost of sales............................................    18,983        21,683        63,899        68,617
   Selling expenses.........................................     4,396         4,520        14,266        14,587
   General and administrative expenses......................     5,172         4,900        16,127        14,293
Plant closing and other credits.............................        --            --            --           (59)
                                                            ----------     ---------     ---------      --------
     Total costs and expenses...............................    28,551        31,103        94,292        97,438
                                                            ----------     ---------     ---------      --------

Operating income............................................     3,521         2,747        11,483         7,749
Non-operating income (expense)
   Interest income..........................................        49            94           176           249
   Interest expense.........................................        --            (1)           (5)           (4)
Foreign currency (losses) gains.............................       (41)          (18)           17           (62)
   Other....................................................        38           (78)           55           (34)
                                                            ----------     ---------      --------       --------

Income before income taxes and minority interest............     3,567         2,744        11,726         7,898
Provision for income taxes..................................     1,359         1,099         4,577         3,282
Minority interest in income of consolidated subsidiaries....        29            58           135           179
                                                            ----------     ---------     ---------      --------
Net income..................................................$    2,179     $   1,587     $   7,014      $  4,437
                                                            ==========     =========     =========      ========

Per share amounts:

Weighted average common shares and equivalents outstanding:
   Basic:
       Class A common stock.................................     2,521         2,567         2,522         2,567
       Class B common stock.................................     3,603         3,554         3,570         3,535
                                                            ----------     ---------     ---------      --------
                                                                 6,124         6,121         6,092         6,102
                                                            ==========     =========     =========      ========
   Diluted:
       Class A common stock.................................     2,521         2,567         2,522         2,567
       Class B common stock.................................     3,899         3,593         3,808         3,606
                                                            ----------     ---------     ---------      --------
                                                                 6,420         6,160         6,330         6,173
                                                            ==========     =========     =========      ========
Earnings per share:
   Basic:
       Class A common stock.................................$    0.34      $    0.25     $    1.09      $   0.69
                                                            =========      =========     =========      ========
       Class B common stock.................................$    0.37      $    0.27     $    1.20      $   0.76
                                                            =========      =========     =========      ========
   Diluted:
       Class A common stock.................................$    0.32      $    0.24     $    1.05      $   0.68
                                                            =========      =========     =========      ========
       Class B common stock.................................$    0.35      $    0.27     $    1.15      $   0.75
                                                            =========      =========     =========      ========

Cash dividends per share of common stock:
       Class A common stock.................................$   0.040      $      --     $   0.080      $    --
       Class B common stock.................................$   0.044      $      --     $   0.088      $    --


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                          SAUCONY, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 2003 AND OCTOBER 4, 2002

                                                    (Unaudited)
                                                  (In thousands)

                                                                               October 3,       October 4,
                                                                                  2003             2002
                                                                               ---------        ---------

Cash flows from operating activities:
     Net income.................................................................$  7,014        $   4,437
                                                                                --------        ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................   1,000            1,146
     Provision for bad debts and discounts......................................   4,106            4,044
     Deferred income tax expense................................................     830               99
     Litigation settlement benefit..............................................    (566)              --
     Gain on sale of equipment..................................................      --              (75)
     Marketable securities - unrealized losses..................................      --              115
     Compensation from stock warrants...........................................     164               33
     Minority interest in income of consolidated subsidiaries...................     135              179
     Other......................................................................     112              (64)
   Changes in operating assets and liabilities, net of effect of acquisitions, dispositions and foreign currency adjustments:
       Decrease (increase) in assets:
         Accounts receivable....................................................  (7,425)          (9,850)
         Inventories............................................................  10,162            6,162
         Prepaid expenses and other current assets..............................     434              655
       Increase (decrease) in liabilities:
         Accounts payable.......................................................  (3,436)          (1,706)
Accrued expenses................................................................  (1,678)           2,695
                                                                                --------         --------
   Total adjustments............................................................   3,838            3,433
                                                                                --------         --------
Net cash provided by operating activities.......................................  10,852            7,870
                                                                                --------         --------
Cash flows from investing activities:
   Share purchase - Saucony Canada..............................................    (547)              --
   Purchases of property, plant and equipment...................................  (1,042)            (300)
   Proceeds from the sale of equipment..........................................      --               83
   Change in deposits and other.................................................      (4)              23
   Marketable securities - realized gains.......................................      --               (5)
                                                                                --------         --------
Net cash used by investing activities...........................................  (1,593)            (199)
                                                                                --------         --------
Cash flows from financing activities:
   Dividends paid...............................................................    (259)              --
   Repayment of long-term debt and capital lease obligations....................      --              (79)
   Common stock repurchased.....................................................    (126)              --
   Receipt of payment on notes receivable.......................................      --              312
   Issuances of common stock, stock option exercises............................     546              310
                                                                                --------         --------
Net cash provided by financing activities.......................................     161              543
Effect of exchange rate changes on cash and cash equivalents....................    (222)              41
                                                                                --------         --------
Net increase in cash and cash equivalents.......................................   9,198            8,255
Cash and equivalents at beginning of period.....................................  34,483           22,227
                                                                                --------         --------
Cash and equivalents at end of period...........................................$ 43,681         $ 30,482
                                                                                ========         ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  4,318         $  1,106
                                                                                ========         ========
     Interest...................................................................$      4         $      1
                                                                                ========         ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2003

                                   (Unaudited)
               (In thousands, except share and per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the year ended January 3, 2003, as filed with the Securities and Exchange Commission. Operating results for the thirty-nine weeks ended October 3, 2003, are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at October 3, 2003 and January 3, 2003 consisted of the following:


                                            October 3,          January 3,
                                               2003                2003
                                            ---------           ---------

       Finished goods......................$    17,863        $    26,528
       Work in progress....................          1                193
       Raw materials.......................         10                480
                                           -----------        -----------
       Total...............................$    17,874        $    27,201
                                           ===========        ===========

NOTE 3 - EARNINGS PER COMMON SHARE

                                                                      Earnings per Common Share
                                                        ----------------------------------------------------
                                                        Thirteen Weeks Ended           Thirteen Weeks Ended
                                                           October 3, 2003                October 4, 2002
                                                        ---------------------          --------------------

                                                        Basic         Diluted         Basic          Diluted
                                                        -----         -------         -----          -------

Net income:
   Net income available for common
     shares and assumed conversions..................$   2,179       $  2,179       $   1,587      $   1,587
                                                     =========       ========       =========      =========

Weighted-average common shares and
  equivalents outstanding:
   Weighted-average shares outstanding...............    6,124          6,124           6,121          6,121

Effect of dilutive securities:
   Stock options and warrants........................       --            296              --             39
                                                     ---------       --------       ---------      ---------
                                                         6,124          6,420           6,121          6,160
                                                     =========       =========      =========      =========
Earnings per share:
   Net income........................................$    0.36       $   0.34       $   0.26       $    0.26
                                                     =========       ========       ========       =========


                                                                      Earnings per Common Share
                                                       -------------------------------------------------------
                                                       Thirty-Nine Weeks Ended        Thirty-Nine Weeks Ended
                                                           October 3, 2003                October 4, 2002
                                                       -----------------------       ------------------------
                                                        Basic         Diluted         Basic          Diluted
                                                       -------        -------        -------         -------
Net income:
   Net income available for common
     shares and assumed conversions..................$   7,014       $  7,014       $   4,437      $   4,437
                                                     =========       ========       =========      =========

Weighted-average common shares and
  equivalents outstanding:
   Weighted-average shares outstanding...............    6,092          6,092           6,102          6,102

Effect of dilutive securities:
   Stock options and warrants........................       --            238              --             71
                                                     ---------       --------       ---------      ---------
                                                         6,092          6,330           6,102          6,173
                                                     =========       ========       =========      =========
Earnings per share:
   Net income........................................$    1.15       $   1.11       $   0.73       $    0.72
                                                     =========       ========       ========       =========



Options to purchase 93,000 shares of common stock outstanding at October 3, 2003 and options to purchase 504,000 shares of common stock and warrants to purchase 50,000 shares of common stock outstanding at October 4, 2002, respectively, were not included in the computations of diluted earnings per share, for the respective thirteen week periods, since the options and warrants were anti-dilutive. Options to purchase 252,000 shares of common stock outstanding at October 3, 2003 and options to purchase 480,000 shares of common stock and warrants to purchase 33,000 shares of common stock, outstanding at October 4, 2002, were not included in the computations of diluted earnings per share, for the respective thirty-nine week periods, since the options and warrants were anti-dilutive.

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

                                                         Thirteen Weeks                Thirty-Nine Weeks
                                                              Ended                          Ended
                                                   --------------------------     -------------------------
                                                   October 3,      October 4,     October 3,      October 4,
                                                      2003            2002           2003            2002
                                                      ----            ----           ----            ----

Net income available to Class A
   and Class B common stockholders..................$   2,179      $   1,587       $   7,014      $   4,437
                                                    ---------      ---------       ---------      ---------

Allocation of net income:

Basic:
   Class A common stock.............................$     847      $     629       $   2,743      $   1,764
   Class B common stock.............................    1,332            958           4,271          2,673
                                                    ---------      ---------       ---------      ---------
                                                    $   2,179      $   1,587       $   7,014      $   4,437
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock.............................$     807      $     625       $   2,636      $   1,743
   Class B common stock.............................    1,372            962           4,378          2,694
                                                    ---------      ---------       ---------      ---------
                                                    $   2,179      $   1,587       $   7,014      $   4,437
                                                    =========      =========       =========      =========

Weighted average common shares
   and equivalents outstanding:

Basic:
   Class A common stock.............................    2,521          2,567           2,522          2,567
   Class B common stock.............................    3,603          3,554           3,570          3,535
                                                        -----          -----           -----          -----
                                                        6,124          6,121           6,092          6,102
                                                        =====          =====           =====          =====
Diluted:
   Class A common stock.............................    2,521          2,567           2,522          2,567
   Class B common stock.............................    3,899          3,593           3,808          3,606
                                                        -----          -----           -----          -----
                                                        6,420          6,160           6,330          6,173
                                                        =====          =====           =====          =====
Earnings per share:

Basic:
   Class A common stock.............................$    0.34      $    0.25       $   1.09       $    0.69
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.37      $    0.27       $   1.20       $    0.76
                                                    =========      =========       ========       =========

Diluted:
   Class A common stock.............................$    0.32      $    0.24       $   1.05       $    0.68
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.35      $    0.27       $   1.15       $    0.75
                                                    =========      =========       ========       =========




NOTE 4 - STATEMENT OF COMPREHENSIVE INCOME

                                                        Thirteen       Thirteen        Thirty-Nine    Thirty-Nine
                                                          Weeks          Weeks            Weeks          Weeks
                                                          Ended          Ended            Ended          Ended
                                                        October 3,     October 4,       October 3,     October 4,
                                                           2003          2002             2003           2002
                                                           ----          ----             ----           ----

Net income................................................$ 2,179       $  1,587        $  7,014        $ 4,437

Other comprehensive income:
   Foreign currency translation adjustments,
     net of tax...........................................     27             44             859            462
                                                          -------       --------        --------        -------

Comprehensive income......................................$ 2,206       $  1,631        $  7,873        $ 4,899
                                                          =======       ========        ========        =======


NOTE 5 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and thirty-nine weeks ended October 3, 2003 and October 4, 2002, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

                                                        Thirteen       Thirteen       Thirty-Nine    Thirty-Nine
                                                          Weeks          Weeks           Weeks          Weeks
                                                          Ended          Ended           Ended          Ended
                                                        October 3,     October 4,       October 3,     October 4,
                                                           2003          2002            2003            2002
                                                        ---------      ---------      -----------     ----------
   Revenues:
      Saucony..........................................$   24,964      $   27,419     $   87,389     $   88,469
      Other Products...................................     7,108           6,431         18,386         16,718
                                                       ----------      ----------     ----------     ----------

         Total revenue.................................$   32,072      $   33,850     $  105,775     $  105,187
                                                       ==========      ==========     ==========     ==========


   Income (loss) before income taxes and minority interest:
      Saucony..........................................$    2,296      $    2,724     $   10,071     $    8,571
      Other Products...................................     1,271              20          1,655           (673)
                                                       ----------      ----------     ----------     ----------

   Total ..............................................$    3,567      $    2,744     $   11,726     $    7,898
                                                       ==========      ==========     ==========     ==========


NOTE 6 - LITIGATION SETTLEMENT

On May 6, 2003, the United States Bankruptcy Court for the District of Delaware, upon consideration of the Trustee's Motion for Entry of Order Approving Settlement with Saucony, Inc., ordered that the proposed settlement entered into on March 11, 2003, between the trustee, appointed to oversee the liquidation of assets of a former customer of the Company which filed for bankruptcy protection on November 4, 1999, and the Company was approved. On May 16, 2003, the Company paid $530 to settle all preferential claims. As a consequence of the court's approval of the settlement, the Company recorded a pre-tax benefit of $566 in the thirty-nine weeks ending on October 3, 2003 to reduce the amount accrued as of January 3, 2003. The benefit was recorded in general and administrative expenses.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") eliminates the requirement to amortize goodwill and indefinite-lived assets, rather, requiring that the Company assesses the realizability of those assets at least annually or whenever events or changes in circumstances indicate that the assets may be impaired. Intangible assets with finite lives continue to be amortized over their useful lives. Goodwill and intangible assets as of October 3, 2003 and January 3, 2003 are as follows:


                                          October 3, 2003                              January 3, 2003
                             -------------------------------------        ------------------------------------
                                           Accumulated                                 Accumulated
                                 Cost     Amortization       Net             Cost     Amortization       Net
                                 ----     ------------       ---             ----     ------------       ---

Intangible assets,
   not subject to amortization:

   Goodwill..................$   1,463     $    (551)     $    912        $   1,463    $    (551)     $    912
                             ---------     ---------      --------        ---------    ---------      --------

Intangible assets,
   subject to amortization:

   Software licenses.........    1,060          (977)           83            1,060          (928)          132

   Capitalized debt
     financing costs.........       87           (68)           19               87           (14)           73

   Other.....................      444          (391)           53              381          (378)            3
                             ---------    ----------      --------        ---------    ----------      --------
                                 1,591        (1,436)          155            1,528        (1,320)          208
                             ---------    ----------      --------        ---------    ----------      --------

   Total.....................$   3,054    $   (1,987)     $  1,067        $   2,991    $   (1,871)     $  1,120
                             =========    ==========      ========        =========    ==========      ========


NOTE 8 - STOCK-BASED COMPENSATION

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

All stock options granted during the thirteen weeks and thirty-nine weeks ended October 3, 2003 and the thirteen weeks and thirty-nine weeks ended October 4, 2002 were at exercise prices equal to the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company has realized income tax benefits of $21 and $11 in the thirteen weeks ended October 3, 2003 and October 4, 2002, respectively and, $97 and $16 in the thirty-nine weeks ended October 3, 2003 and October 4, 2002, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks and thirty-nine weeks ended October 3, 2003 and October 4, 2002, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                           Thirteen Weeks Ended          Thirteen Weeks Ended
                                                              October 3, 2003               October 4, 2002
                                                           ---------------------         --------------------
                                                            Basic        Diluted          Basic       Diluted
                                                            -----        -------          -----       -------

 Net income:
       As reported........................................$  2,179      $   2,179       $   1,587    $   1,587

     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................       5              5               7            7
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................    (191)          (191)           (216)        (216)
                                                          --------      ---------       ---------    ---------

     Pro forma net income ................................$  1,993      $   1,993       $   1,378    $   1,378
                                                          ========      =========       =========    =========


                                                            Thirteen Weeks Ended         Thirteen Weeks Ended
                                                               October 3, 2003              October 4, 2002
                                                            ---------------------        ---------------------
                                                            Basic        Diluted          Basic       Diluted
                                                            -----        -------          -----       -------
     Pro forma earnings per share:
       As reported........................................$   0.36      $   0.34        $    0.26    $    0.26

     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................    0.00          0.00             0.00         0.00

     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.03)        (0.03)           (0.03)       (0.04)
                                                          --------      --------        ---------    ---------

     Pro forma net income per share.......................$   0.33      $   0.31        $    0.23    $    0.22
                                                          ========      ========        =========    =========


                                                                Thirty-Nine Weeks           Thirty-Nine Weeks
                                                                     Ended                       Ended
                                                                October 3, 2003              October 4, 2002
                                                             --------------------           -------------------
                                                             Basic        Diluted           Basic       Diluted
                                                             -----        -------           -----       -------
    Net income:
      As reported.........................................$  7,014      $   7,014       $   4,437    $   4,437

     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax benefit.........................      16             16              20           20

     Less:Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit........................     (586)          (586)           (537)        (537)
                                                          --------      ---------       ---------    ---------

     Pro forma net income.................................$  6,444      $   6,444       $   3,920    $   3,920
                                                          ========      =========       =========    =========

                                                             Thirty-Nine Weeks           Thirty-Nine Weeks
                                                                   Ended                       Ended
                                                              October 3, 2003              October 4, 2002
                                                         ----------------------        ---------------------
                                                           Basic        Diluted          Basic       Diluted
                                                           -----        -------          -----       -------
    Pro forma earnings per share:
      As reported........................................$   1.15      $   1.11        $    0.73    $    0.72

     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax.................................    0.00          0.00             0.00         0.00
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.09)        (0.09)           (0.09)       (0.08)
                                                          --------      --------        ---------    ---------

     Pro forma net income per share.......................$   1.06      $   1.02        $    0.64    $    0.64
                                                          ========      ========        =========    =========

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Thirty-Nine Weeks       Thirty-Nine Weeks
                                             Ended                  Ended
                                         October 3, 2003        October 4, 2002
                                        ----------------        ---------------

    Expected life (years)...............      5.0                     3.2
    Risk-free interest rate.............      2.9%                    3.8%
    Expected volatility.................     62.8%                   67.3%
    Expected dividend yield.............      1.3%                    0.0%


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

                                                         Thirteen Weeks                Thirty-Nine Weeks
                                                              Ended                          Ended
                                                   --------------------------     -------------------------
                                                   October 3,      October 4,     October 3,      October 4,
                                                      2003            2002           2003            2002
                                                      ----            ----           ----            ----


Net income available to Class A
   and Class B common stockholders

Net income..........................................$   2,179      $   1,587       $   7,014      $   4,437

Add:  Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.......................        5              7              16             20

Less:  Total stock-based compensation expense
       determined under the fair value based
       method for all awards, net of related tax
       benefit......................................     (191)          (216)           (586)          (537)
                                                    ---------      ---------       ---------      ---------

Pro forma net income................................$   1,993      $   1,378       $   6,444      $   3,920
                                                    =========      =========       =========      =========

Pro forma net income allocated:

Basic:
   Class A common stock.............................$     775      $     546       $   2,520      $   1,559
   Class B common stock.............................    1,218            832           3,924          2,361
                                                    ---------      ---------       ---------      ---------
                                                    $   1,993      $   1,378       $   6,444      $   3,920
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock.............................$     738      $     543       $   2,422      $   1,540
   Class B common stock.............................    1,255            835           4,022          2,380
                                                    ---------      ---------       ---------      ---------
                                                    $   1,993      $   1,378       $   6,444      $   3,920
                                                    =========      =========       =========      =========
Pro forma earnings per share:

Basic:
   Class A common stock.............................$    0.31      $    0.21       $   1.00       $    0.61
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.34      $    0.23       $   1.10       $    0.67
                                                    =========      =========       ========       =========

Diluted:
   Class A common stock.............................$    0.29      $    0.21       $   0.96       $    0.60
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.32      $    0.23       $   1.06       $    0.66
                                                    =========      =========       ========       =========


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 150

In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standards No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances, because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS 150 will be recognized as a cumulative effect of a change in an accounting principle as of the beginning of the interim period of adoption. Restatement of prior periods is not permitted. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

FIN 46

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 explains how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies for fiscal years ending after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 10 - SHARE PURCHASE AGREEMENT

On July 24, 2003, the Company entered into a Share Purchase Agreement with the minority shareholder of Saucony Canada, Inc. whereby the Company increased its ownership percentage of Saucony Canada, Inc. to 95% from 85% effective as of July 4, 2003. The purchase price of $547 equaled the net book value of Saucony Canada, Inc., as of July 4, 2003. The net book value approximated the fair value of the assets acquired.


NOTE 11 - DIVIDENDS

On July 16, 2003, the Company paid its first regular quarterly cash dividends, in the amount of $0.040 per share on the Class A Common Stock and $0.044 per share on the Class B Common Stock, to all stockholders of record at the close of business on June 18, 2003. The dividends paid aggregated to $259. On August 21, 2003, the Company's Board of Directors declared regular quarterly cash dividends, in the amount of $0.040 per share on the Class A Common Stock and $0.044 per share on the Class B Common Stock. The dividends were paid on October 16, 2003 to all stockholders of record at the close of business on September 18, 2003. As of October 3, 2003, $260, representing the aggregate dividend liability, was recorded in current liabilities, under accrued expenses. As provided in the Company's corporate charter, regular cash dividends paid on Class B Common Stock are in an amount equal to 110% of the amount paid on Class A Common Stock. The Company's credit facilities contain restrictions that may limit the Company's ability to pay cash dividends that, together with any repurchases or redemptions of our common stock, exceed an aggregate of $3,000 in any fiscal year.



NOTE 12 - SUBSEQUENT EVENT

On November 7, 2003, the Company completed the sale of its Bangor, Maine real property which had previously been used in the assembly of domestic Saucony footwear. As a result of the transaction, the Company will record a pre-tax gain of $329, net of costs directly related with the transaction, in the quarter ending on January 2, 2004. The gain realized from the sale will be recorded in non-operating income.

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

                                                                    Thirteen Weeks and Thirty-Nine Weeks Ended
                                                                  October 3, 2003 Compared to Thirteen Weeks and
                                                                      Thirty-Nine Weeks Ended October 4, 2002
                                                                --------------------------------------------------
                                                                                Increase (Decrease)
                                                                                -------------------
                                                                    Thirteen Weeks              Thirty-Nine Weeks
                                                                    --------------              -----------------

     Net sales.................................................$  (1,767)       (5.2%)       $    533          0.5%
     Gross profit.............................................       933         7.7%           5,251         14.4%
     Selling, general and administrative expenses.............       148         1.6%           1,513          5.2%

                                                                                     $ Change
                                                                                     --------
                                                                     Thirteen Weeks                Thirty-Nine Weeks
                                                                     --------------                -----------------

     Operating income.............................................        $774                         $3,734
     Income before income taxes and minority interest.............         823                          3,828
     Net income...................................................         592                          2,577


                                                                               Percent of Net Sales
                                                                               --------------------

                                                                      Thirteen Weeks             Thirty-Nine Weeks
                                                                           Ended                       Ended
                                                                    ------------------         -------------------
                                                                    Oct. 3,     Oct. 4,        Oct. 3,     Oct. 4,
                                                                     2003        2002            2003       2002

     Gross profit.............................................       40.6%       35.7%           39.4%      34.6%
     Selling, general and administrative expenses.............       29.9        27.9            28.8       27.5
     Operating income.........................................       11.0         8.1            10.9        7.4
     Income before income taxes and minority interest.........       11.2         8.1            11.1        7.5
     Net income...............................................        6.8         4.7             6.6        4.2


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and thirty-nine weeks ended October 3, 2003 and October 4, 2002:

                                            Thirteen Weeks Ended
                               -------------------------------------------------
                                  October 3, 2003             October 4, 2002
                                  ---------------             ---------------

     Saucony...................$ 24,900       77.9%         $ 27,366       81.1%
     Other Products............   7,078       22.1%            6,379       18.9%
                               --------      ------         --------      ------
     Total.....................$ 31,978      100.0%         $ 33,745      100.0%
                               ========      =====          ========      =====


                                          Thirty-Nine Weeks Ended
                               -------------------------------------------------
                                  October 3, 2003             October 4, 2002
                                  ---------------             ---------------

     Saucony...................$ 87,213       82.7%         $ 88,348       84.2%
     Other Products............  18,305       17.3%           16,637       15.8%
                               --------      ------         --------      ------
     Total.....................$105,518      100.0%         $104,985      100.0%
                               ========      =====          ========      =====

Thirteen Weeks Ended October 3, 2003 Compared to Thirteen Weeks Ended October 4, 2002

Consolidated Net Sales

Net sales decreased $1,767, or 5%, to $31,978 in the thirteen weeks ended October 3, 2003 from $33,745 in the thirteen weeks ended October 4, 2002. The decrease in net sales in the thirteen weeks ended October 3, 2003 was offset in part by the effects of favorable changes in foreign exchange rates that increased net sales by $788, compared to the thirteen weeks ended October 4, 2002.

On a geographic basis, domestic net sales decreased $3,604, or 14%, to $22,567 in the thirteen weeks ended October 3, 2003 from $26,171 in the thirteen weeks ended October 4, 2002 due primarily to lower Saucony footwear unit volume. International net sales increased $1,837, or 24%, to $9,411 in the thirteen weeks ended October 3, 2003 from $7,574 in the thirteen weeks ended October 4, 2002 due primarily to increased Saucony footwear unit volume and favorable currency exchange.

   Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $2,466, or 9%, to $24,900 in the thirteen weeks ended October 3, 2003 from $27,366 in the thirteen weeks ended October 4, 2002, due primarily to a 13% decrease in worldwide footwear unit volume and, to a lesser extent, lower international wholesale per pair average selling prices, partially offset by favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies, higher domestic wholesale per pair average selling prices and increased international sales of Saucony apparel. The overall average domestic wholesale per pair selling price for domestic footwear increased 2% in the thirteen weeks ended October 3, 2003 compared to the thirteen weeks ended October 4, 2002, due to a change in the product mix of our Originals footwear sold in the thirteen weeks ended October 3, 2003 to higher priced products and lower sales of closeout footwear.

Domestic net sales decreased $4,761, or 23%, to $15,829 in the thirteen weeks ended October 3, 2003 from $20,590 in the thirteen weeks ended October 4, 2002, due primarily to a 25% decrease in footwear unit volumes. The footwear unit volume decrease in the thirteen weeks ended October 3, 2003 was due primarily to a 13% decrease in technical footwear unit volumes, a 38% decrease in special makeup footwear unit volumes, a 73% decrease in closeout footwear unit volumes, reflecting improved inventory management, and a 20% decrease in Original footwear unit volumes. Due to shifts in consumer preferences, we expect the decline in Originals footwear unit volume may continue through the balance of fiscal 2003. The average wholesale per pair selling prices for domestic footwear increased due to a change in the Originals footwear product mix to higher priced products and lower sales of closeout footwear. Sales of closeout footwear accounted for approximately 2% of domestic Saucony net sales in the thirteen weeks ended October 3, 2003 compared to 4% in the thirteen weeks ended October 4, 2002. The Originals footwear accounted for 14% of domestic footwear unit volume in both the thirteen weeks ended October 3, 2003 and the thirteen weeks ended October 4, 2002.

International net sales increased $2,295, or 34%, to $9,071 in the thirteen weeks ended October 3, 2003 from $6,776 in the thirteen weeks ended October 4, 2002, due primarily to a 30% increase in footwear unit volumes and, to a lesser extent, favorable currency exchange, resulting from a weaker U.S. dollar against European and Canadian currencies and increased sales of Saucony brand apparel, partially offset by lower average wholesale per pair selling prices. International distributor footwear unit volumes increased 86%, due primarily to a 180% increase in footwear unit volumes sold through our international distribution channel, outside of Japan. Footwear unit volumes sold in Japan decreased 37% in the thirteen weeks ended October 3, 2003 compared to the thirteen weeks ended October 4, 2002. Distributor sales in Japan accounted for approximately 3% and 5%, respectively, of international sales in the thirteen weeks ended October 3, 2003 and in the thirteen weeks ended October 4, 2002. Footwear unit volumes sold by our European and Canadian subsidiaries, increased 13% in the thirteen weeks ended October 3, 2003 versus the thirteen weeks ended October 4, 2002, with the increased footwear unit volume occurring in the United Kingdom and Canada, partially offset by lower unit volume at our Dutch subsidiary. The international footwear average wholesale per pair selling price decreased primarily due to a change in the product mix for technical footwear to lower priced products sold at our United Kingdom and Canadian subsidiaries, partially offset by a change in the international distributors product mix to higher priced technical footwear products.

   Other Products Segment

Worldwide sales of Other Products increased $699, or 11%, to $7,078 in the thirteen weeks ended October 3, 2003 from $6,379 in the thirteen weeks ended October 4, 2002, due primarily to increased domestic sales of our Hind brand apparel and increased sales at our factory outlet stores.

Domestic net sales of Other Products increased $1,157, or 21%, to $6,738 in the thirteen weeks ended October 3, 2003 from $5,581 in the thirteen weeks ended October 4, 2002. Hind apparel sales increased 23% due primarily to a 68% increase in unit volume, partially offset by a 27% decrease in the average wholesale per item selling price of our Hind apparel. Both the increase in Hind apparel unit volume and the decrease in average wholesale per item selling price of our Hind apparel were due to increased special makeup unit volumes sold in the thirteen weeks ended October 3, 2003, which products are sold at unit prices below our first quality apparel and a change in the first quality product mix to lower priced products. Sales at our factory outlet division stores increased 25%, due primarily to the net addition of four factory outlet stores in 2003.

International net sales of Other Products decreased $458, or 57%, to $340 in the thirteen weeks ended October 3, 2003 from $798 in the thirteen weeks ended October 4, 2002, due primarily to decreased Hind apparel sales in Europe.

Costs and Expenses

Our gross margin in the thirteen weeks ended October 3, 2003 increased 4.9% to 40.6% from 35.7% in the thirteen weeks ended October 4, 2002, due primarily to improved margins on Hind brand apparel, reflecting increased sales of first quality product at higher margins and lower provisions for obsolete raw material taken in 2003 and favorable currency exchange on our Canadian and European gross margins, due to the impact of a weaker U.S. dollar against European and Canadian currencies. The margin improvement in Hind first quality product sales is due to a change in Hind inventory procurement from contracted third party manufacturing of raw materials owned by us to procuring finished goods from third-party manufacturers, which reduced our product costs. Other factors contributing to our margin increase are lower Saucony footwear product costs, lower sales of low-margin Saucony closeout footwear and improved margins at our factory outlet stores.

The ratio of selling, general and administrative expenses to net sales increased 2.0% to 29.9% in the thirteen weeks ended October 3, 2003 from 27.9% in the thirteen weeks ended October 4, 2002. The increase in the ratio resulted from lower sales in the thirteen weeks ended October 3, 2003 and, to a lesser extent, increased selling, general and administrative spending. In absolute dollars, selling, general and administrative expenses increased $148, or 2%, to $9,568 in the thirteen weeks ended October 3, 2003 from $9,420 in the thirteen weeks ended October 4, 2002. Increased spending in the thirteen weeks ended October 3, 2003 was due primarily to increased administrative and selling payroll, increased insurance costs, increased depreciation, increased print media advertising and to a lesser extent, in part due to the effects of foreign exchange rate changes, which increased spending by $136 compared to the prior period. These increases were partially offset by decreased account specific advertising, reduced sponsorship and promotional spending, reduced incentive compensation, lower employee healthcare costs and reduced variable selling expenses.

Interest Income

Interest income decreased to $49 in the thirteen weeks ended October 3, 2003 from $94 in the thirteen weeks ended October 4, 2002 due to lower interest rates in the thirteen weeks ended October 3, 2003.

Income Before Tax and Minority Interest

                                                      Thirteen Weeks Ended

                                                October 3,            October 4,
                                                  2003                   2002
                                                  ----                   ----
         Segment
                  Saucony......................$   2,296              $  2,724
                  Other Products...............    1,271                    20
                                               ---------              --------
                  Total........................$   3,567              $  2,744
                                               =========              ========

Income before tax and minority interest increased $823 in the thirteen weeks ended October 3, 2003 to $3,567 compared to $2,744 in the thirteen weeks ended October 4, 2002, due primarily to increased pre-tax income realized by our Other Products segment. The improvement in our Other Products segment income before tax and minority interest was due primarily to improved profitability of our Hind apparel brand due to improved margins and lower operating expenses and improved profitability at our factory outlet stores due to increased sales and improved gross margins. Income before tax and minority interest for our Saucony segment decreased due to lower domestic sales.

Income Taxes

The provision for income taxes increased to $1,359 in the thirteen weeks ended October 3, 2003 from $1,099 in the thirteen weeks ended October 4, 2002, due primarily to higher pre-tax income realized by our Hind apparel brand and factory outlet stores. The effective tax rate decreased 2.0% to 38.1% in the thirteen weeks ended October 3, 2003 from 40.1% in the thirteen weeks ended October 4, 2002 due to a shift in the pre-tax income mix to jurisdictions with lower income tax rates and the rate benefit derived from the utilization of net operating loss carryforwards.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. On July 24, 2003, the Company entered into a Share Purchase Agreement with the minority shareholder of Saucony Canada, Inc. whereby the Company increased its ownership percentage of Saucony Canada, Inc. to 95% from 85% effective July 4, 2003. Minority interest expense decreased to $29 in the thirteen weeks ended October 3, 2003 compared to $58 in the thirteen weeks ended October 4, 2002 due to increasing our ownership in Saucony Canada, Inc.

Net Income

Net income for the thirteen weeks ended October 3, 2003 increased to $2,179, or $0.34 per diluted share, compared to $1,587, or $0.26 per diluted share, in the thirteen weeks ended October 4, 2002. Diluted earnings per share, allocable to our class A common stock and our class B common stock were $0.32 and $0.35, respectively, in the thirteen weeks ended October 3, 2003 and $0.24 and $0.27, respectively, in the thirteen weeks ended October 3, 2003. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,420 and 6,160, respectively, in the thirteen weeks ended October 3, 2003 and October 4, 2002.

Thirty-Nine Weeks Ended October 3, 2003 Compared to Thirty-Nine Weeks Ended October 4, 2002

Consolidated Net Sales

Net sales increased $533 to $105,518 in the thirty-nine weeks ended October 3, 2003 from $104,985 in the thirty-nine weeks ended October 4, 2002. Net sales in the thirty-nine weeks ended October 3, 2003 reflect the effects of favorable changes in foreign exchange rates that increased net sales by $2,375, compared to the thirty-nine weeks ended October 4, 2002.

On a geographic basis, domestic net sales decreased $2,249, or 3%, to $79,282 in the thirty-nine weeks ended October 3, 2003 from $81,531 in the thirty-nine weeks ended October 4, 2002 due to lower Saucony footwear unit volume. International net sales increased $2,782, or 12%, to $26,236 in the thirty-nine weeks ended October 3, 2003 from $23,454 in the thirty-nine weeks ended October 4, 2002 due to favorable currency exchange and increased Saucony footwear unit volume.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $1,135, or 1%, to $87,213 in the thirty-nine weeks ended October 3, 2003 from $88,348 in the thirty-nine weeks ended October 4, 2002, due primarily to a 2% decrease in footwear unit volume and lower domestic wholesale per pair average selling prices, partially offset by favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies. The average domestic wholesale per pair selling price for domestic footwear decreased 3% in the thirty-nine weeks ended October 3, 2003 compared to the thirty-nine weeks ended October 4, 2002, due to a change in the product mix of our technical and special makeup footwear sold in the thirty-nine weeks ended October 3, 2003 to lower priced product and an increase in special makeup footwear unit volumes, which are sold at prices below our technical footwear.

Domestic net sales decreased $4,382, or 7%, to $62,169 in the thirty-nine weeks ended October 3, 2003 from $66,551 in the thirty-nine weeks ended October 4, 2002, due primarily to a 4% decrease in footwear unit volumes and, to a lesser extent, lower wholesale per pair average selling prices. The footwear unit volume decrease in the thirty-nine weeks ended October 3, 2003 was due primarily to a 64% decrease in closeout footwear unit volumes, partially offset by a 6% increase in special makeup footwear unit volumes, a 2% increase in technical footwear unit volumes and a 2% increase in Originals footwear unit volumes. The decrease in closeout footwear unit volumes was due primarily to improved inventory management. The average wholesale per pair selling prices for domestic footwear decreased due to a change in the product mix to increased special makeup footwear unit volumes and a change in the technical footwear product mix to lower priced product. Sales of closeout footwear accounted for approximately 2% of domestic Saucony net sales in the thirty-nine weeks ended October 3, 2003 compared to 6% in the thirty-nine weeks ended October 4, 2002. The Originals footwear accounted for 21% of domestic footwear unit volume in the thirty-nine weeks ended October 3, 2003 compared to 19% in the thirty-nine weeks ended October 4, 2002.

International net sales increased $3,247, or 15%, to $25,044 in the thirty-nine weeks ended October 3, 2003 from $21,797 in the thirty-nine weeks ended October 4, 2002, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, from a 5% increase in footwear unit volumes and increased sales of Saucony apparel, partially offset by lower average wholesale per pair selling prices. International distributor footwear unit volumes increased 3%, due primarily to a 43% increase in footwear unit volumes sold throughout our international distribution channel, outside of Japan, offset by a 38% decrease in Originals footwear unit volumes sold in Japan. Distributor sales into the Japanese footwear market accounted for 5% of international sales in the thirty-nine weeks ended October 3, 2003, compared to 9% in the thirty-nine weeks ended October 4, 2002. Footwear unit volumes at our European and Canadian subsidiaries, increased 2% in the thirty-nine weeks ended October 3, 2003 versus the thirty-nine weeks ended October 4, 2002, with the majority of the increased footwear unit volume occurring in Europe. The international footwear average wholesale per pair selling price decreased due to a change in product mix to lower priced technical footwear and increased unit volumes of special makeup footwear sold at our European subsidiaries and by a change in the international distributors product mix for technical footwear to lower priced product.

Other Products Segment

Worldwide sales of Other Products increased $1,668, or 10%, to $18,305 in the thirty-nine weeks ended October 3, 2003 from $16,637 in the thirty-nine weeks ended October 4, 2002, due primarily to an 18% increase in domestic sales of our Hind brand apparel and, to a lesser extent, increased sales at our factory outlet stores and increased Spot-bilt brand footwear sales.

Domestic net sales of Other Products increased $2,133, or 14%, to $17,113 in the thirty-nine weeks ended October 3, 2003 from $14,980 in the thirty-nine weeks ended October 4, 2002. Hind apparel sales increased 18% due primarily to a 49% increase in Hind apparel unit volume, partially offset by a 21% decrease in the average wholesale per item selling price of our Hind apparel. The Hind apparel unit volume increase is due primarily to increased special makeup unit volumes sold in the thirty-nine weeks ended October 3, 2003, which products are sold at unit prices below our first quality apparel, and increased unit volume in our running and fitness product categories. The decrease in our average wholesale per item selling price of our Hind apparel was due to increased special makeup unit volumes sold in the thirty-nine weeks ended October 3, 2003 and a change in the first quality product mix to lower priced product. Sales at our factory outlet division increased 15% due primarily to the addition of four factory outlet stores in the thirty-nine weeks ended October 3, 2003. Spot-bilt brand sales increased 25% in the thirty-nine weeks ended October 3, 2003, due primarily to increased footwear unit volumes and, to a lesser extent, higher wholesale per pair selling prices.

International net sales of Other Products decreased $465, or 28%, to $1,192 in the thirty-nine weeks ended October 3, 2003 from $1,657 in the thirty-nine weeks ended October 4, 2002, due primarily to decreased Hind apparel sales at our Dutch and Canadian subsidiaries.

Costs and Expenses

Our gross margin in the thirty-nine weeks ended October 3, 2003 increased 4.8% to 39.4% from 34.6% in the thirty-nine weeks ended October 4, 2002, due primarily to lower Saucony footwear product costs, lower sales of low-margin closeout footwear, improved margins on our Hind brand apparel, reflecting increased sales of first quality product at higher margins and lower inventory reserve provisions taken in 2003, favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies and improved margins at our factory outlet stores. The margin improvement in Hind first quality product sales is due to a change in Hind inventory procurement from contracted third party manufacturing of raw materials owned by us to procuring finished goods from third-party manufacturers, which reduced our product costs.

The ratio of selling, general and administrative expenses to net sales increased 1.3% to 28.8% in the thirty-nine weeks ended October 3, 2003 from 27.5% in the thirty-nine weeks ended October 4, 2002. The increase in the ratio resulted from increased selling, general and administrative spending in the thirty-nine weeks ended October 3, 2003. In absolute dollars, selling, general and administrative expenses increased $1,513, or 5%, to $30,393 in the thirty-nine weeks ended October 3, 2003 from $28,880 in the thirty-nine weeks ended October 4, 2002. The increased spending in the thirty-nine weeks ended October 3, 2003 was due primarily to increased administrative and selling payroll, increased incentive compensation, increased employee healthcare costs, increased insurance costs, increased print media advertising and higher professional fees and, to a lesser extent, due to the effects of foreign exchange rate changes, which increased spending by $442, compared with the prior period. These increases were partially offset by lower provisions for bad debt expense due to a litigation settlement which reduced bad debt expense by $566, lower account specific advertising and promotional spending, lower depreciation expense and reduced variable selling expenses.

Interest Income

Interest income decreased to $176 in the thirty-nine weeks ended October 3, 2003 from $249 in the thirty-nine weeks ended October 4, 2002 due to lower interest rates in the thirty-nine weeks ended October 3, 2003.

Interest Expense

Interest expense increased to $5 in the thirty-nine weeks ended October 3, 2003 from $4 in the thirty-nine weeks ended October 4, 2002 due to borrowings by our Canadian subsidiary under its bank credit facility.

Income Before Tax and Minority Interest

                                                Thirty-Nine Weeks Ended
                                              ---------------------------
                                              October 3,       October 4,
                                                 2003             2002
                                                 ----             ----
  Segment
           Saucony...........................$  10,071         $   8,571
           Other Products....................    1,655              (673)
                                             ---------         ---------
           Total.............................$  11,726         $   7,898

Income before tax and minority interest increased $3,828 in the thirty-nine weeks ended October 3, 2003 to $11,726 compared to $7,898 in the thirty-nine weeks ended October 4, 2002, due primarily to increased pre-tax income realized by our Other Products segment and, to a lesser extent, increased pre-tax income realized by our Saucony segment. The improvement in our Other Products segment income before tax and minority interest was due primarily to improved profitability at our Hind apparel brand due to increased sales, improved gross margins and lower operating expenses and, to a lesser extent, improved profitability at our factory outlets stores due to increased sales and improved gross margins. Pre-tax income at our Saucony segment increased due to lower product costs and favorable currency exchange, both of which improved gross margins.

Income Taxes

The provision for income taxes increased to $4,577 in the thirty-nine weeks ended October 3, 2003 from $3,282 in the thirty-nine weeks ended October 4, 2002, due primarily to higher pre-tax income realized by our Saucony segment and higher pre-tax income realized by our Hind apparel brand and at our factory outlet stores. The effective tax rate decreased 2.6% to 39.1% in the thirty-nine weeks ended October 3, 2003 from 41.6% in the thirty-nine weeks ended October 4, 2002 due to a shift in the pre-tax income mix to jurisdictions with lower income tax rates and the rate benefit derived from the utilization of net operating loss carryforwards.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. On July 24, 2003, the Company entered into a Share Purchase Agreement with the minority shareholder of Saucony Canada, Inc. whereby the Company increased its ownership percentage of Saucony Canada, Inc. to 95% from 85% effective July 4, 2003. Minority interest expense decreased to $135 in the thirty-nine weeks ended October 3, 2003 compared to $179 the thirty-nine weeks ended October 4, 2002 due to increasing our ownership in Saucony Canada, Inc.

Net Income

Net income for the thirty-nine weeks ended October 3, 2003 increased to $7,014 or $1.11 per diluted share, compared to $4,437 or $0.72 per diluted share, in the thirty-nine weeks ended October 4, 2002. Diluted earnings per share, allocable to our class A common stock and our class B common stock were $1.05 and $1.15, respectively, in the thirty-nine weeks ended October 3, 2003 and $0.68 and $0.75, respectively, in the thirty-nine weeks ended October 4, 2002. Weighted average common shares and equivalent shares used to calculate diluted earnings per share were 6,330 and 6,173, respectively, in the thirty-nine weeks ended October 3, 2003 and October 4, 2002.

Liquidity and Capital Resources

As of October 3, 2003, our cash and cash equivalents totaled $43,681, an increase of $9,198 from January 3, 2003. The increase is due primarily to the generation of $10,852 of cash from operations and the receipt of $546 from the issuance of shares of our common stock. The cash generated from operations in the thirty-nine weeks ended October 3, 2003 was due primarily to $7,014 of net income and a $10,162 decrease in inventories, partially offset by a $3,885 increase in accounts receivable, a $3,436 decrease in accounts payable and a $1,678 decrease in accrued expenses. The increase in cash from operations was offset in part by a decrease in cash from investing activities due to the purchase of capital assets, including computer technology upgrades, facility improvements and the expansion of our factory outlet stores of $1,042 and the purchase of additional common shares of Saucony Canada, Inc. of $547, and a decrease in cash due to the payment of cash dividends of $259 and the repurchase of shares of our common stock of $126.

Our accounts receivable at October 3, 2003 increased $3,885 from January 3, 2003, net of the provision for bad debts and discounts and the litigation settlement, due to increased sales of our Saucony footwear products in the thirty-nine weeks ended October 3, 2003 compared to the thirty-nine weeks ended January 3, 2003. Our days' sales outstanding for accounts receivable improved to 51 days in the thirty-nine weeks ended October 3, 2003 from 53 days in the thirty-nine weeks ended October 4, 2002 due to a shift in the domestic sales mix to products and programs which offer less dating. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales for the period. The provision for bad debts and discounts, excluding the litigation settlement, increased to $4,106 in the thirty-nine weeks ended October 3, 2003 from $4,044 in the thirty-nine weeks ended October 4, 2002 due to higher discounts in the thirty-nine weeks ended October 3, 2003. Inventories decreased $10,162 in the thirty-nine weeks ended October 3, 2003 from January 3, 2003, due primarily to improvements in our supply chain and lower seasonal inventory requirements. Our inventory turns increased to 3.8 turns in the thirty-nine weeks ended October 3, 2003 from 3.6 turns in the thirty-nine weeks ended October 4, 2002. The number of days' sales in inventory decreased to 76 days in the thirty-nine weeks ended October 3, 2003 from 90 days in the thirty-nine weeks ended October 4, 2002. The inventory turns ratio is calculated as our cost of sales for a period divided by our average inventory during the period. Days' sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventory by the average daily cost of sales for the period.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in the thirty-nine weeks ended October 3, 2003 included a $3,436 decrease in accounts payable, due to payments made for inventory received in the fourth quarter of fiscal 2002 and lower inventory levels, a $1,678 decrease in accrued expenses, due primarily to the payment of fiscal 2002 incentive compensation, the payment of freight and import duty accrued for inventory purchased in the fourth quarter of fiscal 2002 and decreased income tax accruals due to higher income tax payments, the payment of $530 to settle litigation with the court appointed trustee of a former customer of ours and a $434 decrease in prepaid expenses, due to timing.

On July 16, 2003, we paid our first regular quarterly cash dividends, in the amount of $0.040 per share on our Class A Common Stock and $0.044 per share on our Class B Common Stock, to all stockholders of record at the close of business on June 18, 2003. As provided in our corporate charter, regular cash dividends paid on our Class B Common Stock are in an amount equal to 110% of the amount paid on our Class A Common Stock. Our credit facilities contain restrictions that may limit our ability to pay cash dividends that, together with any repurchases or redemptions of our common stock, exceed an aggregate of $3,000 in any fiscal year.

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs. During the thirty-nine weeks ended October 3, 2003, we generated $10,852 in cash from operations, due primarily to decreased inventories. In the thirty-nine weeks ended October 4, 2002, we generated $7,870 in cash from operations, due primarily to decreased inventories. At October 3, 2003 and October 4, 2002, we had no borrowings outstanding under our credit facilities.


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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 150

In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standards No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances, because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. We will recognize the effect of adopting SFAS 150 as a cumulative effect of a change in an accounting principle as of the beginning of the interim period of adoption. Restatement of prior periods is not permitted. The adoption of SFAS 150 did not have a material impact on our financial position, results of operations or cash flows.

SFAS 149

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in Financial Accounting Standards Interpretation No. 45, "Guarantors of Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends other existing accounting pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in paragraph 40. This statement is also effective for hedging relationships designated after June 30, 2003, except as stated in paragraph 40. The adoption of SFAS 149 did no have a material impact on our financial position, results of operations or cash flows

FIN 45

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantors of Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about our obligations under specified guarantees that have been issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition of a guarantor's obligation should be applied prospectively to guarantees issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 explains how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies for fiscal years ending after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial positions, results of operations or cash flows.

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


ITEM 4.  CONTROLS AND PROCEDURES


Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 3, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of October 3, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.            Exhibits

               The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

b.            Reports on Form 8-K

               On July 29, 2003, we furnished a Current Report on Form 8-K dated the same date. The report contains a copy of our press release announcing our earnings for the period ended July 4, 2003. We furnished the report pursuant to Item 12 (Results of Operations and Financial Condition).

                                    SIGNATURE


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Saucony, Inc.


Date:   November 17, 2003                By: /s/ Michael Umana
                                         ---------------------------------
                                         Michael Umana
                                         Executive Vice President, Finance
                                         Chief Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer)

EXHIBIT INDEX



Exhibit                       Description
No.

31.1 Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification  of  President  and Chief  Executive  Officer  pursuant to 18
     U.S.C.   Section  1350,   as  adopted   pursuant  to  Section  906  of  the
     Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2003 filed with the Securities and Exchange Commission on April 3, 2003.