Form 10-K
period 2004-01-02
SAUCONY INC
filed 2004-04-01
CIK 49401

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

 For the fiscal year ended January 2, 2004     Commission file number: 000-05083

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

The  aggregate  market  value of voting and  non-voting  common  equity  held by non-affiliates of the registrant, as of July 3, 2003, which was the last business day of the registrant's second quarter of fiscal 2003, was approximately $55,121,000 (based on the closing sale prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market). For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the registrant.

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on March 3, 2004 was 2,520,647 and 3,976,911, respectively.

Portions of the registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders scheduled to be held on May 19, 2004 (the "2004 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after January 2, 2004, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2004 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                                  SAUCONY, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2004



            Caption                                                        Page

PART I

Item 1.     Business                                                           3
            Executive Officers of the Registrant                              11
Item 2.     Properties                                                        13
Item 3.     Legal Proceedings                                                 13
Item 4.     Submission of Matters to a Vote of Security Holders               13

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                14
Item 6.     Selected Financial Data                                           16
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        35
Item 8.     Financial Statements and Supplementary Data                       36
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              36
Item 9A.    Controls and Procedures                                           36

PART III
Item 10.    Directors and Executive Officers of the Registrant                37
Item 11.    Executive Compensation                                            37
Item 12.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  37
Item 13.    Certain Relationships and Related Transactions                    38
Item 14.    Principal Accountant Fees and Services                            38

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   39
            Signatures                                                        40

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

o    athletic apparel, which we sell under the Hind brand name; and

o shoes for coaches and officials, football and soccer cleats and casual leather walking and workplace footwear, which we sell under the Spot-bilt brand name.


Our products are sold in the United States at more than 5,500 retail locations and at our 17 factory outlet stores. Outside the United States our products are sold in 53 countries through 22 distributors located throughout the world and through our subsidiary located in Canada, the Netherlands and the United Kingdom.

For the fiscal year ended January 2, 2004, we generated total sales of $136.1 million. During fiscal 2003 we increased our ownership percentage in Saucony Canada, Inc., our Canadian subsidiary, to 95% from 85% and sold our former Saucony footwear manufacturing facility located in Bangor, Maine.

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

Segments

Our business is organized into two operating segments, the Saucony segment and the Other Products segment. The Saucony segment consists of Saucony technical and Originals footwear and Saucony apparel. The Other Products segment consists of Hind athletic apparel and Spot-bilt shoes for coaches and officials, football and soccer cleats and casual leather walking and workplace footwear, together with sales of our products at our 17 factory outlet stores.

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the periods and geographic areas indicated.

                                                          Net Sales
                                                    (dollars in thousands)
                                                    ----------------------

                                  Fiscal 2003                    Fiscal 2002                 Fiscal 2001
                            ---------------------          ---------------------        --------------------
                                 $            %                 $             %              $           %
                            ----------      -----          ----------       ----        ----------      ----
   Saucony
      Domestic..............$   81,720        60%          $   83,182        62%        $   86,414       65%
      International.........    30,991        23%              27,647        21%            23,878       18%
                            ----------       ----          ----------       ----        ----------      ----
      Total.................$  112,711        83%          $  110,829        83%        $  110,292       83%
                            ----------       ----          ----------       ----        ----------      ----

   Other Products
      Domestic..............$   21,901        16%          $   20,171        15%        $   20,070       15%
      International.........     1,454         1%               2,196         2%             1,899        2%
                            ----------       ----          ----------       ----        ----------      ----
      Total.................$   23,355        17%          $   22,367        17%        $   21,969       17%
                            ----------       ----          ----------       ----        ----------      ----

   Total....................$  136,066       100%          $  133,196       100%        $  132,261      100%
                            ==========       ====          ==========       ====        ==========      ====

_________________


For further financial information concerning geographic areas and our operating segments, please see Notes 17 and 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.


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

We design and market separate lines for men and women within most technical footwear categories. In keeping with our emphasis on performance, we market and sell our technical footwear to athletes who have a high participation rate in their sport of choice. We address this market through our "Loyal to the Sport" advertising campaign. We believe that consumers in this market are more brand loyal than those who buy athletic footwear for casual use. The suggested domestic retail prices for most of our technical footwear products are in the range of $50 to $90 per pair, with our top-of-the-line running shoes having suggested domestic retail prices of up to $130 per pair. During fiscal 2003, we introduced several new shoes targeted at the mid-priced footwear segment, which is the largest segment of the running shoe market, with retail prices ranging from $60 to $80 per pair.

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

We have incorporated our newest proprietary footwear technology, Custom Ride Management, into our core technical footwear products. Custom Ride Management technology allows us to tailor shoes to the individual characteristics of a runner, including height, weight, foot size and gait cycles. By doing so, it allows athletes to select a level of cushioning or stability based on their need or preference. During fiscal 2003, we incorporated Custom Ride Management into one running model and one walking model and commenced shipment of an additional running model with Custom Ride Management in the first quarter of fiscal 2004.

We design our Saucony technical cross training, women's walking and outdoor technical trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony technical running shoes. During fiscal 2003, our most popular non-running technical athletic shoe was a woman's performance walking shoe.

Technical footwear, inclusive of full margin and closeout technical footwear, accounted for approximately 71% of our fiscal 2003 consolidated net sales, 70% of our fiscal 2002 consolidated net sales and 61% of our fiscal 2001 consolidated net sales.

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

Our initial Originals offering consisted of two models, the "Jazz Originals" and the "Shadow Originals." In light of the success of these products, we then expanded the Originals product line to include color and material variations on our initial Originals and also introduced children's models. During fiscal 2003, we introduced additional Originals products, including contemporary-styled reintroductions of our technical running shoe models from the early 1980's and other casual footwear designed for the 12 to 25 year old footwear consumer.

Originals footwear, inclusive of full margin and closeout originals footwear, accounted for approximately 11% of our fiscal 2003 consolidated net sales, 12% of our fiscal 2002 consolidated net sales and 21% of our fiscal 2001 consolidated net sales. We attribute the decrease in sales of Originals footwear primarily to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell.

Spot-bilt

We sell shoes for coaches and officials, football and soccer cleats and casual leather walking and workplace footwear under the Spot-bilt brand name through similar distribution channels as our Saucony brand shoes.

Athletic Apparel

Hind

We sell a full line of technical apparel under the Hind brand name for use in a variety of sports, including running, fitness and bicycling. We believe that our Hind products have a reputation among athletes for delivering comfort and performance. Most of our Hind products incorporate our moisture management technology, which transfers moisture away from the wearer's skin to enhance comfort. We frequently add innovations to our Hind product offerings to incorporate the latest available fabric technology.

Saucony

We also market athletic apparel under the Saucony label. We target our Saucony apparel line at the mainstream running consumer. We believe that our Saucony athletic apparel supports our Saucony athletic footwear products by enhancing the visibility of the Saucony brand.

Product Design and Development

We believe that the technical performance of our Saucony footwear and other product lines is important to the ultimate consumers of our products. We continually strive to produce products that improve athletic performance and maximize comfort. We use the consulting services of professional designers as well as podiatrists, orthopedists, athletes, trainers and coaches as part of our product development program. We maintain a staff of ten design and development specialists in Peabody, Massachusetts to undertake continuing product development.

In fiscal 2003, we spent approximately $1.67 million on our product development programs, compared to approximately $1.61 million in fiscal 2002 and $1.14 million in fiscal 2001. Most of our research and development expenditures relate to Saucony brand footwear products.

Sales and Marketing

Saucony

We sell our Saucony footwear products at more than 5,500 retail outlets in the United States, primarily higher-end, full-margin sporting goods chains, independent sporting goods stores, athletic footwear specialty stores and department stores. One of our domestic Saucony customers accounted for approximately 9% of our domestic Saucony segment net sales in fiscal 2003, 9% of our domestic Saucony segment net sales in fiscal 2002 and 11% of our domestic Saucony segment net sales fiscal 2001. We did not derive 10% or more of our consolidated revenue from sales to one customer in any of fiscal 2003, fiscal 2002 or fiscal 2001.

We maintain a corporate sales group that is directly responsible for the sales activity in our largest 38 accounts. We also sell our footwear and apparel to retail outlets in the United States through 15 independent manufacturers' agents, whose organizations employ approximately 48 sales representatives. We coordinate the efforts of these representatives through our field sales management group. Our web site, saucony.com, receives thousands of "hits" weekly from consumers looking for new product information and race and event data, as well as general Saucony information.

We sell our Saucony products outside the United States in 53 countries through 19 distributors located throughout the world, through our Canadian subsidiary, in which we hold a 95% ownership interest, and through our wholly owned subsidiary located in the Netherlands and the United Kingdom.

We strive to enhance our reputation and image in the marketplace and increase recognition of the Saucony brand name by advertising our products through print media and television advertising. For our technical footwear, we advertise primarily in magazines such as "Runner's World", "Self", "Shape" and "Fitness", as well as several regional running periodicals. We also sponsor sporting events and telecasts to increase brand awareness and the image of our technical footwear to athletes. Examples include "Saucony Running and Racing" seen monthly on ESPN and sponsorship of the Los Angeles Marathon. To build in-store presence, we use account-specific and in-store promotions, such as athlete appearances, special events and discounts for store employee purchases of our products. For our Originals line, we generally advertise in "lifestyle" magazines that target 12 to 25 year olds, such as "Seventeen" and "Maxim".

Most of our advertising and promotional programs for our Saucony brand are directed toward the ultimate consumer. We also promote the Saucony brand to the retail trade through attendance at trade shows and similar events.

Our local distributors direct our advertising and promotion efforts in foreign markets, subject to our approval of the nature and content of those efforts.

Hind

We sell our Hind products domestically at independent sporting goods stores and athletic footwear specialty stores through 16 independent manufacturers' agents, whose organizations employ approximately 34 sales representatives. We sell our Hind products outside the United States in three countries, through two distributors and our subsidiary in Canada and the United Kingdom.

We market our Spot-bilt line through our Saucony brand distribution channels and directly to customers through our website at Spotbilt.com.

Factory Stores

We currently operate 17 factory outlet stores at which we sell our Saucony, Hind, Spot-bilt products and the products of third parties. To avoid competing against full margin retail outlets for these products, we generally limit the items offered at these stores to products with cosmetic defects, discontinued merchandise, slow moving products and special make-up footwear products. As part of our growth strategy, we plan to open factory stores in selected, factory outlet malls in areas in which we believe the Saucony brand is underdeveloped and there is a significant potential for sales and profit growth. We believe that this approach will strengthen Saucony brand name recognition. During fiscal 2003, we opened five new factory outlet stores. In addition, we opened two factory outlet stores in the first quarter of fiscal 2004.

Suppliers

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

We contract with third parties for the manufacture of our Hind apparel, the majority of which is manufactured in Taiwan, Canada, Sri Lanka and Vietnam of fabrics sourced primarily from the United States and Taiwan.

Raw materials required for the manufacture of our products, including leather, rubber, nylon and other fabrics, are generally available in the country in which our products are manufactured. We and our suppliers have not experienced difficulty in satisfying raw material needs to date.

The number of our foreign suppliers and the percentage of products sourced by us from particular foreign suppliers varies from time to time. During fiscal 2003, we purchased footwear products from four overseas suppliers. One such supplier, located in China, accounted for approximately 32% of our total overseas footwear purchases by dollar volume.

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

Our operations are subject to compliance with the laws and regulations enforced by the United States Customs Service and to the customary risks of conducting business abroad, including currency fluctuations, increases in customs duties and related fees, import controls and trade barriers such as the imposition of import quotas, restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. To date, these factors have not had a material adverse affect on our operations.

Distribution and Inventory

We distribute our products from our owned warehouses in Massachusetts and leased warehouses in Canada and The Netherlands, as well as through third party operated warehouse facilities located in California and the United Kingdom.

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

We also maintain an open-stock inventory on several core technical footwear styles, a limited number of Originals footwear styles and Hind apparel products so that we can satisfy retailers' orders on an "at once" basis. The majority of our Originals line of footwear is sold on a "futures" basis, with limited planned inventory position, because we believe that demand for products from our Originals line is more closely tied to style and fashion trends than demand for our other products. By maintaining only limited inventory for the majority of our Originals line, we seek to minimize the risk of inventory obsolescence that can result from unanticipated changes in consumer preferences. We are, however, subject to inventory risk for our Originals and technical footwear products in the event of significant order cancellations.

Backlog

The athletic and casual footwear and athletic apparel industries in which we compete are subject to seasonal sales fluctuations. Sales of our Saucony and other footwear brands are generally highest in the first and second quarters. Sales of our Hind athletic apparel are generally highest in the first and third quarters. Because products sold on an "at once" basis are generally shipped as orders are received, our backlog relates primarily to products sold on a "futures" basis. The mix of "future" and "at once" orders can vary significantly from quarter to quarter and year to year.

Our backlog of unfilled orders was approximately $59.9 million at January 2, 2004 and $52.4 million at January 3, 2003. We expect that all of our backlog at January 2, 2004 will be shipped in fiscal 2004, provided that our customers do not cancel their orders. However, our backlog does not necessarily represent actual future shipments because orders may be cancelled by our customers without financial penalty. The rate of customer order cancellations can vary quarter to quarter and year to year. Customers may also reject nonconforming products.

We did not derive 10% or more of our consolidated revenue from sales to one customer in any of fiscal 2003, fiscal 2002 or fiscal 2001. Approximately 44% of our gross trade receivables balance was represented by 15 customers at January 2, 2004. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers or the failure of a major customer to proceed with a large order or to timely pay us for a large order could materially reduce our sales.

Trade Policy

Our practice of sourcing products overseas, with subsequent importation into the United States, exposes us to possible product supply disruptions and increased costs in the event of actions by United States or foreign government agencies adverse to continued trade or the enactment of legislation that restricts trade. We are unable to predict whether additional United States customs duties, quotas or other restrictions may be imposed in the future upon the importation of our products. Any such occurrences might have a material adverse effect on our sales or profitability.

For example, we import the majority of our footwear products from China. On December 11, 2001, China acceded to the World Trade Organization and thus now enjoys Permanent Normal Trade Relations with the United States. Therefore, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. However, even though it has joined the WTO, scrutiny of China's trading practices is not likely to subside. There will be continuing pressure on China to honor its WTO commitments, particularly those relating to intellectual property protection. If China does not abide by WTO rules, the United States may come under pressure to impose sanctions, such as duties or quotas, on imports from China. If any such action were to include imports of footwear products from China, it could significantly add to the cost of our products and could restrict our supply of products from that country.

Competition

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands with financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors for our Hind products are Nike, Pearl Izumi and Sugoi. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and our ability to meet delivery commitments to retailers. We believe that we are competitive in all of these areas. However, we may not be able to retain our market share or respond timely to changing consumer preferences.

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

Employees

As of January 2, 2004, we employed approximately 311 people worldwide. Of these employees, approximately 237 were in the United States and approximately 74 were in foreign locations. We believe that our employee relations are excellent. We have never experienced a strike or other work stoppage. Approximately 24 employees in our Peabody, Massachusetts warehouse were represented by a union as of January 2, 2004. The collective bargaining agreement with the union which represents our warehouse employees expires on April 30, 2008. None of our other employees are represented by a union or are subject to a collective bargaining agreement.

Available Information

We maintain a website at www.sauconyinc.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.sauconyinc.com, www.saucony.com, www.hind.com, www.spotbilt.com or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 5, 2004 are as follows:

            Name                  Age                        Position

John H. Fisher                  56        Chairman of the Board, President and
                                          Chief Executive Officer

Charles A. Gottesman            53        Vice Chairman of the Board and
                                          Executive Vice President,
                                          Business Development

Michael Umana                   41        Executive Vice President, Finance,
                                          Chief Operating and Financial Officer,
                                          Treasurer and Assistant Clerk

Michael Jeppesen                44        Senior Vice President, Manufacturing
                                          and Design

Samuel S. Ward                  41        Senior Vice President, Operations
                                          and Technology

Roger P. Deschenes              45        Vice President, Controller,
                                          Chief Accounting Officer and
                                          Assistant Treasurer



John H. Fisher has served as one of our directors since 1980 and as Chairman of the Board since 1991. Mr. Fisher has served as our Chief Executive Officer since 1991 and as our President since 1985. Mr. Fisher served as our Chief Operating Officer from 1985 to 1991, our Executive Vice President from 1981 to 1985 and as our Vice President, Sales from 1979 to 1981. He is a member of the World Federation of Sporting Goods Industries, is the former Chairman of the Athletic Footwear Council of the Sporting Goods Manufacturers Association and is a member of various civic associations. Mr. Fisher is the brother-in-law of Charles A. Gottesman, our Vice Chairman of the Board and Executive Vice President, Business Development.

Charles A. Gottesman has served as one of our directors since 1983. Mr. Gottesman has served as our Vice Chairman of the Board and Executive Vice President, Business Development since July 2001. Mr. Gottesman served as our Executive Vice President, Chief Operating Officer and Treasurer from 1992 to June 2001, our Executive Vice President, Finance from 1989 to 1992, our Senior Vice President from 1987 to 1989, our Vice President from 1985 to 1987, our Treasurer from 1983 to 1989 and in several other capacities beginning in 1977. Mr. Gottesman is the brother-in-law of John H. Fisher, our Chairman of the Board, President and Chief Executive Officer.

Michael Umana has served as our Executive Vice President, Finance, Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Clerk since May, 2003, after having served as our Senior Vice President, Finance, Chief Operating Officer, Chief Financial Officer and Treasurer since July 2001 and our Senior Vice President, Finance and Chief Financial Officer since May 2000. Mr. Umana joined us in October 1999 as our Vice President, Finance and Chief Financial Officer. From 1997 to October 1999, Mr. Umana served as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit, at PerkinElmer, Inc., a high technology manufacturer. From 1985 to 1997, Mr. Umana held various auditing and consulting positions, the most recent being Senior Manager, Business Consulting, at Arthur Andersen LLP, a professional services company. Mr. Umana is a Certified Public Accountant.

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

Samuel S. Ward has served as our Senior Vice President, Operations and Technology since October 2002. Mr. Ward joined us in February 2001 as Vice President, Enterprise Solutions, in which capacity he was responsible for leading a continuous improvement program to improve operational efficiency through the redesign of business processes and supporting information systems. From 1994 to 2001, Mr. Ward held various supply chain and business process improvement consulting positions, including Senior Consultant, Manager and Senior Manager, which he held from 2000 to 2001, in the Business Consulting Group at Arthur Andersen LLP, a professional services company. Mr. Ward graduated from Duke University's Fuqua School of Business in 1994. From 1987 to 1992, Mr. Ward held various finance and operations positions at General Electric Company and completed General Electric's Financial Management Program.

Roger P. Deschenes has served as our Vice President, Controller, Chief Accounting Officer and Assistant Treasurer since December 2002 after having served as our Vice President, Controller and Chief Accounting Officer since 1997, and our Controller and Chief Accounting Officer from 1995 to 1997. Mr. Deschenes joined us in 1990 as Corporate Accounting Manager. He was employed at a division of Allen-Bradley Company, a subsidiary of Rockwell International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. Mr. Deschenes is a Certified Management Accountant.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 2 - PROPERTIES

Our general and executive offices and our main distribution facility are located in Peabody, Massachusetts and are owned by us. This facility consists of approximately 126,000 square feet, of which 107,000 square feet is warehouse space and 1,000 square feet is used for a factory outlet store. During the second and third quarters of 2004, we plan to expand and renovate our Peabody, Massachusetts facility, increasing our office space by approximately 15,000 square feet, at a cost of approximately $2,500,000 to $3,000,000.

We also own a facility in Brookfield, Massachusetts containing approximately 109,000 square feet, which we use for warehousing and distribution.

We lease space for our retail stores at factory outlet malls and other locations. These stores have an aggregate of approximately 38,000 square feet of retail space at 17 locations in several states. The terms of these leases range from five to ten years. The aggregate effective annual commitment for our factory outlet store leases is approximately $1,353,000. We also own a factory outlet store containing approximately 3,000 square feet of retail space in Bangor, Maine.

We also lease approximately 16,000 square feet of space in The Netherlands and approximately 26,000 square feet of space in Canada, which we use for office and warehouse space.


ITEM 3 - LEGAL PROCEEDINGS

We are involved in routine litigation incident to our business. We do not believe that any of these proceedings will have a material adverse effect on our financial position, operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended January 2, 2004, there were no matters submitted to a vote of security holders of Saucony, through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock and Class B Common Stock trade on the Nasdaq National Market under the symbols "SCNYA" and "SCNYB", respectively. The following table sets forth, for the periods indicated, the actual high and low sales prices per share of the Class A Common Stock and the Class B Common Stock as reported by the Nasdaq National Market.

                                                                     Class A                     Class B
                                                                  Common Stock                Common Stock
                                                           -----------------------      --------------------------
                                                              High          Low             High             Low
                                                              ----          ---             ----             ---


     Fiscal Year ended January 2, 2004

     First quarter.........................................$   11.250    $   8.500      $   11.350       $   8.710
     Second quarter........................................    12.320        9.800          12.340          10.100
     Third quarter.........................................    15.460       12.260          15.200          12.270
     Fourth quarter........................................    17.400       13.440          17.500          13.410


     Fiscal Year ended January 3, 2003

     First quarter.........................................$    7.000    $   5.400      $    6.950       $   5.375
     Second quarter........................................     8.400        6.710           8.590           6.600
     Third quarter.........................................     7.900        5.850           7.850           5.650
     Fourth quarter........................................    10.040        6.000          10.000           5.700


On March 3, 2004, there were 228 stockholders of record of the Class A Common Stock and 253 stockholders of record of the Class B Common Stock. In general, only the Class A Common Stock has voting rights.

Dividend Policy

On May 21, 2003, our Board of Directors adopted a regular quarterly dividend plan with dividends payable at an annual rate of $0.160 per share on our Class A Common Stock and $0.176 per share on our Class B Common Stock. In 2003, the board declared regular quarterly cash dividends on May 21, 2003, August 21, 2003 and November 6, 2003, in the amount of $0.040 per share on our Class A Common Stock and $0.044 per share on our Class B Common Stock. Prior to May 2003, we had never declared or paid any cash dividends on either our Class A Common Stock or Class B Common Stock.

On February 17, 2004 our Board of Directors adopted an increase in our regular quarterly dividend to an annual rate of $0.200 per share on our Class A Common Stock and $0.220 per share on our Class B Common Stock. Commencing with the quarterly dividend declared on February 17, 2004, the Board of Directors increased the regular quarterly dividend on our Class A Common Stock to $0.050 per share and the regular quarterly dividend on our Class B Common Stock to $0.055 per share.

Also, on February 17, 2004, our Board of Directors declared a special cash dividend of $4.00 per share on each of our Class A Common Stock and Class B Common Stock. The special dividend which amounted to $26,000,000 was paid on March 17, 2004 to stockholders of record at the close of business on March 3, 2004.

As provided in the our corporate charter, regular cash dividends paid on our Class B Common Stock are to be in an amount equal to 110% of the amount paid on our Class A Common Stock. This charter provision does not apply to special dividends.

Our declaration of future cash dividends will be at the discretion of our Board of Directors and is dependent upon, among other things, future earnings, operations, capital requirements, our general financial position and general business conditions. The terms of our credit facility generally restrict our ability to pay cash dividends, together with other repurchases or redemptions of, or other specified distributions with respect to, our capital stock, in excess of $5,000,000 in any fiscal year. Our special dividend declared in February 2004 was excepted from this restriction.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below as of January 2, 2004 and January 3, 2003 and for the years ended January 2, 2004, January 3, 2003 and January 4, 2002 are derived from the audited consolidated financial statements of Saucony included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Saucony not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of its results of operations to be expected in the future.

                                                          Year         Year        Year        Year        Year
                                                          Ended        Ended       Ended       Ended       Ended
                                                         Jan. 2,      Jan. 3,     Jan. 4,     Jan. 5,    Dec. 31,
                                                          2004         2003        2002       2001(1)      1999
                                                         -------      ------      ------      -------    --------
                                                                     (in thousands except per share amounts)
Selected Income Statement Data

Revenues ..............................................$ 136,445    $ 133,499   $ 132,364   $ 167,920    $ 155,887

Operating income (loss) (2), (3).......................   12,997        8,943        (269)     16,123       18,196

Net income (loss)......................................    8,488        5,243        (940)      8,963       10,319

Earnings (loss) per common share - basic
   Class A common stock................................$    1.31    $    0.81   $   (0.15)  $    1.37    $    1.55
                                                       =========    =========   =========   =========    =========

   Class B common stock................................$    1.44    $    0.89   $   (0.16)  $    1.51    $    1.71
                                                       =========    =========   =========   =========    =========

Earnings (loss) per common share - diluted
   Class A common stock................................$    1.26    $    0.80   $   (0.15)  $    1.34    $    1.48
                                                       =========    =========   =========   =========    =========
   Class B common stock................................$    1.38    $    0.88   $   (0.16)  $    1.47    $    1.63
                                                       =========    =========   =========   =========    =========

Weighted average common shares and
   equivalents outstanding
   Basic:
     Class A common stock .............................    2,521        2,563       2,567       2,606        2,679
     Class B common stock .............................    3,583        3,544       3,513       3,586        3,613
                                                           -----        -----       -----       -----        -----
                                                           6,107        6,080       6,192       6,292        6,104
                                                           =====        =====       =====       =====        =====
   Diluted: (4)
     Class A common stock .............................    2,521        2,563       2,567       2,606        2,684
     Class B common stock .............................    3,850        3,623       3,513       3,735        3,884
                                                           -----        -----       -----       -----        -----
                                                           6,186        6,080       6,341       6,568        6,371
                                                           =====        =====       =====       =====        =====
Cash dividends per share of common stock:
     Class A common stock..............................$   0.120           --          --          --           --
     Class B common stock..............................$   0.132           --          --          --           --


Selected Balance Sheet Data
                                                          Jan. 2,      Jan. 3,     Jan. 4,     Jan. 5,    Dec. 31,
                                                           2004         2003        2002        2001        1999
                                                       ----------    ---------   ---------   --------    ---------
                                                                               (in thousands)

Current assets.........................................$  92,826     $ 80,670    $ 69,538    $ 73,531    $  66,480
Current liabilities....................................   18,803       16,343      12,325      15,919       15,403
Working capital........................................   74,023       64,327      57,213      57,612       51,077
Total assets...........................................  100,193       87,540      78,100      83,285       77,181
Long-term debt and capitalized lease
   obligations, net of current portion.................       --           --          --          34          292
Stockholders' equity...................................   79,054       68,696      63,162      64,620       58,962

---------------------------

(1)      See Note 1 to our Consolidated Financial Statements regarding reporting period.
(2)      See Note 15 to our Consolidated Financial Statements regarding our Bangor, Maine plant closing and other charges incurred in fiscal 2001.
(3)      In fiscal 2000 we sold substantially all of the assets and business of our former cycling division.  In connection with the sale we recorded a pre-tax loss of $2,661 which is included in the operating income for fiscal 2000.
(4)      Includes common stock and dilutive options and stock warrants, with the exception of fiscal 2001, since the common stock equivalents were ant-dilutive.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In the following management's discussion and analysis of financial condition and results of operations: (1) when we refer to the 2003 fiscal year, we mean the fiscal year ended January 2, 2004, (2) when we refer to the 2002 fiscal year, we mean the fiscal year ended January 3, 2003, (3) when we refer to the 2001 fiscal year, we mean the fiscal year ended January 4, 2002 and (4) all amounts are in thousands, except share and per share amounts.

Business Overview

Our core business focus is to design, develop and market performance-oriented athletic footwear and athletic apparel, which we sell under the Saucony brand name, and athletic apparel, which we sell under the Hind brand name. Sales of Saucony brand products accounted for approximately 83% of our consolidated net sales for fiscal 2003, fiscal 2002 and fiscal 2001, the significant majority of which are sales of Saucony footwear products. Our results of operations, financial position and cash flows are heavily dependent upon our Saucony footwear business. Our ability to increase Saucony footwear sales is dependent in significant part upon increasing our share of the market for athletic footwear sales.

We pursue different strategies for our two Saucony footwear product categories. For our technical footwear category, we combine high quality materials and components with technical features designed to meet the performance requirements of athletes who have a high participation rate in their choice of sport. We incorporate either our Ground Reaction Inertia Device, or GRID system, or our proprietary footwear technology, Custom Ride Management, into a majority of our technical footwear products. For our Originals footwear category, we design fashion-oriented footwear intended to appeal to younger consumers who generally do not wear the footwear for athletic purposes.

Our primary footwear focus is in technical footwear. As a result, we direct most of our design and development efforts and working capital investments towards our Saucony technical footwear. We view our Originals footwear as a market opportunity which we must carefully manage due to rapid shifts in consumer preferences. Accordingly, we limit our investment in working capital for, and our spending on marketing, design and development of, our Originals footwear.

Our Saucony technical footwear and Originals footwear, along with athletic apparel we sell under the Saucony brand name, constitute one operating segment. We have another operating segment which consists of athletic apparel we sell under the Hind brand name, shoes for coaches and officials, football and soccer cleats and casual leather walking and workplace footwear we sell under the Spot-bilt brand name and sales of all of our and third parties' products at our 17 factory outlet stores. We refer to this segment as our Other Products segment. Sales from our Other Products segment accounted for approximately 17% our consolidated net sales for fiscal 2003, fiscal 2002, and fiscal 2001. A majority of these sales are sales of our Hind athletic apparel.

We compete in intensely competitive markets. Our ability to achieve sales growth is dependent upon several factors including, product design and technical performance, product quality, price, styling and our ability to market and promote our brand and our products. Our business is sensitive to consumer spending patterns, which in turn are subject to prevailing regional and national economic patterns, such as employment levels and consumer confidence. Continued economic uncertainty and decreased consumer confidence may restrict consumer spending, thereby negatively affecting our sales and results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies are as follows:

-    Revenue Recognition

     We recognize revenue from product sales when title passes and all the rewards and risk of loss have been transferred and all the criteria for revenue recognition described in SEC Staff Accounting Bulletin No. 101,
     Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B are met. Title generally passes upon shipment or upon receipt by the customer. We record retail store revenues at the time of sale.

     As part of our revenue recognition policy, we must make estimates for defective product returns and other allowances related to current period product revenue. We record a provision for defective product returns and other allowances based upon past experience and the receipt of notification of pending returns. While the returns have historically been within our expectations and the provisions established, the product return rate may not remain constant. Any significant increase in the product return rate would require that we increase our reserves. This would reduce our net sales and could have a material adverse effect on our results of operations and cash flows for the period in which the returns materialize. If actual or expected future returns and allowances were significantly greater or lower than the reserves we established, we would record a reduction or increase to our reserves in the period in which such determination was made.

-    Accounts Receivable - Allowances for Doubtful Accounts

     We maintain allowances for doubtful accounts and therefore must estimate losses resulting from the inability of our customers to make required payments. We analyze our accounts receivable, historical bad debt trends, customer creditworthiness, economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As noted in Note 19 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we have a credit risk concentration due to the concentration of our domestic Saucony footwear sales among a relatively small customer base. If the liquidity or financial condition of any of our larger customers were to deteriorate, resulting in an impairment of their ability to make payments due us, or if payment schedules of our customers are otherwise delayed from historical trends, we would be required to record additional allowances to our provision for doubtful accounts. This would increase our general and administrative expenses and could have a material adverse effect on our results of operations and cash flows.

-    Inventories

     We value our inventory at the lower of the actual cost to purchase or the current estimated market value. We calculate the provision for excess and obsolete inventory as the difference between the cost of the inventory and our estimated market value of the inventory. We estimate market value based upon estimated product demand and market conditions. We record the provision as a charge to cost of sales. If actual future demand or market conditions are less favorable than those we project, the estimated market value of our inventory would decrease and additional provisions to write down inventory may be required. This could materially reduce our amount of current assets and increase our cost of goods sold and could have a material adverse effect on our results of operations and cash flows.

-    Property, Plant and Equipment

     We record property, plant and equipment, including buildings, leasehold improvements, equipment and computer equipment at cost and depreciate it over the applicable estimated useful life. Changes in circumstances, such as technological advances or changes to our business operations, can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be decreased, we would increase depreciation over the remaining useful life to depreciate the asset's net book value to its salvage value. Decreasing an assets' estimated useful life would increase general and administrative expenses and could have a material adverse effect on our results of operations and financial position.

-    Impairment of Long-Lived Assets

     We review the recoverability of our long-lived assets (property, plant and equipment and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. We recognize an impairment of a long-lived asset if the carrying value of the long-lived asset is not recoverable from its estimated future cash flows. We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value. During fiscal 2003 and fiscal 2002, we recorded impairment charges of $15 and $44, respectively, to reduce the carrying amount of long-lived assets used in our retail operations, which carrying value we deemed to be not recoverable from its future cash flows. The charge is included in general and administrative expenses. Should future events and circumstances cause cash flows associated with any of our long-lived assets to decline significantly from our estimates, we may need to record charges for impairment of long-lived assets, which would increase our general and administrative expenses and could have a material adverse effect on our results of operations and financial position.

     We no longer amortize goodwill and other indefinite-lived intangible assets. Rather, we review them for impairment. We would record an impairment if the carrying value of the asset exceeds our estimate of its fair market value. We record impairment charges as a component of general and administrative expenses. We test the impairment of our goodwill annually. We completed an annual test for impairment at January 2, 2004 and determined that goodwill was not impaired. At January 2, 2004, the carrying value of goodwill was $912. Our estimates of future cash flows may differ materially from actual cash flows due to, technological changes, economic conditions or changes to our business operations. A charge for impairment of goodwill may be necessary if we experience a significant decline in our future cash flows. Such a charge would affect our results of operations and financial position.

-    Income Taxes

     We estimate our income taxes in each of the jurisdictions that we operate. This process requires us to estimate our current tax exposure, together with assessing temporary differences, which result in deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish valuation allowances when we determine that it is more likely than not that the deferred tax assets resulting from operating losses will not be realized. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent upon future taxable earnings and is therefore uncertain. During fiscal 2003, we reversed $613 of deferred tax valuation allowances on loss carryforwards that we expect to realize, decreasing our tax expense in the period we made that reversal. At January 2, 2004, we have provided valuation allowances in an amount equal to our long-term deferred tax assets which have resulted from net operating losses in certain foreign and state tax jurisdictions.

     U.S. generally accepted accounting principles allow companies to defer the recognition of tax liability on undistributed earnings of foreign subsidiaries that are indefinitely reinvested in the foreign operation. At January 2, 2004, we had approximately $6,604 of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations for which we have not recorded deferred income taxes. Were we to repatriate foreign earnings which have been designated as indefinitely invested in foreign operations, we would record additional tax expense at the time of repatriation.

-    Stock-Based Compensation

     We have elected to continue to measure stock-based compensation expense using the intrinsic value method. Accordingly, we measure compensation cost for stock options and restricted stock awards as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. We calculate compensation cost for common stock purchase warrants based upon the fair value at the grant date. We amortize stock-based compensation arising from the issuance of restricted stock warrants, below market options and stock-based compensation resulting from common stock purchase warrants over the vesting period of the stock grant, option term or the warrant term. Amortization of stock-based compensation amounted to $37 for 2003, $43 for 2002 and $38 for 2001, respectively. In fiscal 2003, we accelerated the vesting of the common stock purchase warrants which required us to record $416 of stock-based compensation expense. Had we determined the stock-based compensation expense for our stock options based upon the fair value at the grant date for stock option awards our reported net income would have been reduced by $1,138 in fiscal 2003, $684 in fiscal 2002 and $746 in fiscal 2001.

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

     We estimate the fair value of our foreign currency exchange contracts based on foreign exchange rates as of January 2, 2004. At January 2, 2004, the notional value our foreign currency exchange contracts to purchase U.S. dollars was $7,448. The fair value of our foreign currency exchange contracts at January 2, 2004 was $7,028. We recorded a charge of $420 against earnings to adjust our derivatives to their fair value. Since January 2, 2004, the value of the U.S. dollar has decreased against the Pound Sterling and has strengthened against the Canadian dollar and the Euro. If the U.S. dollar were to weaken in comparison to the Pound Sterling, the Canadian dollar or the Euro, we would record additional charges in fiscal 2004 to adjust our derivatives to their fair value. The amount of the potential charge is dependent upon the change in foreign exchange rates from the January 2, 2004 rates to the time that the forward exchange contract matures or to the foreign exchange rates as of the period end reporting date. These charges could have a material adverse effect on our future results of operations, financial position and cash flows.

Highlights

                                                                          Increase (Decrease)
                                                                          -------------------

                                                                 2003 vs. 2002           2002 vs. 2001
                                                                 -------------           -------------

     Net sales.................................................$  2,870     2.2%      $    935        0.7%
     Gross profit..............................................   6,607    14.4          3,703        8.8
     Selling, general and administrative expenses..............   2,921     7.8         (3,129)      (7.7)


                                                                               $ Change
                                                                               --------

                                                                 2003 vs. 2002           2002 vs. 2001
                                                                 -------------           -------------

     Operating income...........................................   $  4,054                 $ 9,212
     Income before income taxes and minority interest...........      4,293                   9,645
     Net income.................................................      3,245                   6,183


                                                                       Percent of Net Sales
                                                                       --------------------

                                                                 2003          2002           2001
                                                                 ----          ----           ----

     Gross profit.............................................   38.5%         34.4%          31.9%
     Selling, general and administrative expenses.............   29.5          28.0           30.6
     Operating income (loss) .................................    9.6           6.7           (0.2)
     Income (loss) before income taxes and minority interest..   10.0           7.0           (0.3)
     Net income (loss)........................................    6.2           3.9           (0.7)


Consolidated Net Sales

Net sales increased $2,870, or 2%, to $136,066 in fiscal 2003 from $133,196 in fiscal 2002. Net sales increased $935, or 1%, to $133,196 in fiscal 2002 from $132,261 in fiscal 2001.

On a geographic basis, domestic sales increased $268, to $103,621 in fiscal 2003 from $103,353 in fiscal 2002. International sales increased $2,602, or 9%, to $32,445 in fiscal 2003 from $29,843 in fiscal 2002. $2,925 of our international sales increase in fiscal 2003 is attributable to favorable changes in foreign exchange rates, as compared to fiscal 2002. Domestic sales decreased $3,131, or 3%, to $103,353 in fiscal 2002 from $106,484 in fiscal 2001. International sales increased $4,066, or 16%, to $29,843 in fiscal 2002 from $25,777 in fiscal 2001.
Favorable changes in foreign exchange rates accounted for $214 of the international sales increase in fiscal 2002.


   Saucony Segment

                            2003                  2002
                       Total / Change        Total / Change           2001
                       from Prior Year      from Prior Year          Total
                       ---------------      ---------------          -----

     Net Sales          $112,711 / 2%        $110,829 / 1%         $110,292

Net Sales:  2003 Compared to 2002

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $1,882, or 2%, to $112,711 in fiscal 2003 from $110,829 in fiscal 2002, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent increased sales of Saucony apparel and a 2% increase in domestic footwear unit volumes, partially offset by decreased international footwear unit volumes and lower average domestic and international wholesale per pair selling prices. The volume of footwear sold in fiscal 2003 increased 1% to 3,761 pair from 3,707 pair in fiscal 2002, primarily due to increased domestic technical footwear unit volumes, increased domestic Originals footwear unit volumes and increased special makeup footwear unit volumes, partially offset by lower international technical and lower international Originals footwear unit volumes.

Domestic net sales decreased $1,462, or 2%, to $81,720 in fiscal 2003 from $83,182 in fiscal 2002, due primarily to a 61% decrease in closeout footwear unit volumes and a 7% decrease in the overall domestic average domestic wholesale per pair selling price, offset partially by a 12% increase in technical footwear unit volumes, an 8% increase in Originals footwear unit volumes and a 2% increase in special makeup footwear unit volumes. The volume of domestic footwear sold in fiscal 2003 increased 2% to 2,833 pair from 2,775 pair in fiscal 2002. The lower average wholesale selling price per pair was due to a change in the product mix of our technical, Originals and special makeup footwear sold to lower priced products and increased special makeup footwear unit volumes and increased Originals footwear unit volumes, both of which sell at prices below our first quality technical footwear.

Sales of closeout footwear accounted for approximately 2% of domestic Saucony net sales in fiscal 2003 compared to 5% in fiscal 2002. The decrease in closeout footwear sales was due to lower inventory quantities of past season footwear available for sale in fiscal 2003 due to improvements in our supply chain.
Originals footwear accounted for 20% of fiscal 2003 domestic footwear unit volume versus 19% in fiscal 2002. The unit volume increase in Originals footwear was primarily due to increased unit volume of Jazz Originals sold into the mall channel. Our domestic order cancellation rate for fiscal 2003 was comparable with our historical averages.

International net sales increased $3,344, or 12%, to $30,991 in fiscal 2003 from $27,647 in fiscal 2002, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, increased sales of Saucony apparel, partially offset by lower average per pair wholesale selling prices and a decrease in footwear unit volumes. The volume of international footwear sold in fiscal 2003 decreased to 928 pair from 932 pair in fiscal 2002. Footwear unit volumes decreased 3% at our international distributor business, partially offset by a 1% increase in footwear unit volume sold at our subsidiaries in fiscal 2003 compared to fiscal 2002. The footwear unit volume increase at our subsidiaries was due primarily to increased special makeup footwear unit volume sold by our British subsidiary, partially offset by decreased sales of our technical footwear at our Canadian subsidiary and, to a lesser extent, decreased sales of technical footwear unit volume sold at our Dutch subsidiary. Sales at our international distributor business decreased in fiscal 2003 due primarily to decreased Originals footwear unit volume sold in the Japanese footwear market. Distributor sales into the Japanese footwear market accounted for 4% of international sales in fiscal 2003, compared to 9% in fiscal 2002. International distributor footwear unit volumes decreased 3%, due primarily to a 51% decrease in Originals footwear unit volumes sold in Japan, offset by a 29% increase in footwear unit volumes due to increased footwear unit volumes sold in Australia, Israel and Sweden. The international footwear average wholesale per pair selling price decreased due to a change in product mix to lower priced technical footwear and increased unit volumes of special makeup footwear sold at our British subsidiary and by a change in the international distributors product mix for technical footwear to lower priced product.

Net Sales:  2002 Compared to 2001

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

Domestic net sales decreased $3,232, or 4%, to $83,182 in fiscal 2002 from $86,414 in fiscal 2001, due primarily to a 42% decrease in Originals footwear unit volumes and a 52% decrease in closeout footwear unit volumes, offset partially by a 16% increase in technical footwear unit volumes, a 5% increase in special make-up footwear unit volumes and a 12% increase in the overall average domestic wholesale per pair selling price. The volume of domestic footwear sold in fiscal 2002 decreased 14% to 2,775 pair from 3,224 pair in fiscal 2001. The higher average wholesale selling price per pair was due to increased unit volume of first quality technical footwear and lower unit volumes of closeout footwear and Originals footwear, both of which sell at prices below our first quality technical footwear. Sales of closeout footwear accounted for approximately 5% of domestic Saucony net sales in fiscal 2002 compared to 12% in fiscal 2001. The decrease in closeout footwear sales was due to lower inventory quantities of past season footwear available for sale in fiscal 2002. Originals footwear accounted for 19% of fiscal 2002 domestic footwear unit volume versus 29% in fiscal 2001. The unit volume decrease in Originals footwear was primarily due to a shift in consumer preference to other product categories, primarily basketball footwear, which we do not sell. Our domestic order cancellation rate for fiscal 2002 was comparable with our historical averages.

International net sales increased $3,769, or 16%, to $27,647 in fiscal 2002 from $23,878 in fiscal 2001, due primarily to a 10% increase in footwear unit volumes and, to a lesser extent the favorable impact on a weaker U.S. dollar against European currencies, partially offset by lower average per pair wholesale selling price. The volume of international footwear sold in fiscal 2002 increased 10% to 932 pair from 852 pair in fiscal 2001. Footwear unit volumes increased 36% at our European and Canadian subsidiaries, which was partially offset by a 16% unit volume decrease at our international distributor business in fiscal 2002 compared to fiscal 2001. The footwear unit volume increase at our European and Canadian subsidiaries was due to increased sales of our technical footwear. Sales at our international distributor business decreased in fiscal 2002 due primarily to decreased Originals footwear unit volume sold in the Japanese footwear market. Distributor sales into the Japanese footwear market accounted for 9% of international sales in fiscal 2002, compared to 14% in fiscal 2001.


  Other Products Segment

                               2003                   2002
                          Total / Change         Total / Change           2001
                          from Prior Year        from Prior Year          Total
                          ---------------        ---------------          -----

    Net Sales              $23,355 / 4%           $22,367 / 2%           $21,969



The Other Products segment consists of our Hind athletic apparel, seventeen factory outlet stores, Spot-bilt coaches' and officials' shoes, football and soccer cleats and casual walking and workplace footwear and sales of our Hyde Authentic casual footwear, the distribution of which we discontinued in fiscal 2002. Each of these businesses represented less than 10% of total revenues and, in the aggregate, represented 17% of consolidated net sales in fiscal 2003.

Net Sales:  2003 Compared to 2002

Worldwide sales of Other Products increased $988, or 4%, to $23,355 in fiscal 2003 from $22,367 in fiscal 2002 due primarily to increased sales at our factory outlet division and increased domestic sales of our Hind brand apparel, partially offset by lower international sales of our Hind brand apparel and the discontinuance of our Hyde Authentics footwear line.

Domestic net sales of Other Products increased $1,730, or 9%, to $21,901 in fiscal 2003 from $20,171 in fiscal 2002 due primarily to a 21% increase in sales at our factory outlet division, resulting primarily from the addition of five outlet stores in fiscal 2003 and, to a lesser extent, a 5% increase in Hind brand apparel sales, reflecting primarily an 18% increase in unit volume of our Hind apparel, due primarily to increased special makeup unit volumes and increased volume in our running and fitness product categories, partially offset by an 11% decrease in the average wholesale unit selling price of our Hind apparel brand and, to a lesser extent, decreased sales of Hyde Authentics footwear as a result of our discontinuing this product line. The decrease in the average wholesale unit selling price for our Hind apparel brand was due primarily to increased special makeup unit volumes sold in fiscal 2003, which products we sell at unit prices below our first quality apparel, and increased unit volume in our running and fitness product categories, which carry lower selling prices than our cycling category. Partially offsetting the sales increase at our factory outlet division were a 2% decrease in sales at our factory stores open for more than one year and decreased sales as a result of the closing of a factory outlet store in May 2002. Spot-bilt brand sales increased 12% in fiscal 2003, compared to fiscal 2002, due primarily to increased wholesale per pair selling prices, partially offset by a decrease in footwear unit volumes.

International net sales of Other Products decreased $742, or 34%, to $1,454 in fiscal 2003 from $2,196 in fiscal 2002, due primarily to decreased Hind apparel sales at our European and Canadian subsidiaries.

Net Sales:  2002 Compared to 2001

Worldwide sales of Other Products increased $398, or 2%, to $22,367 in fiscal 2002 from $21,969 in fiscal 2001 due primarily to increased domestic and international sales of our Hind brand apparel, partially offset by lower sales of our Hyde Authentics footwear and lower sales at our factory outlet division.

Domestic net sales of Other Products increased $101, or 1%, to $20,171 in fiscal 2002 from $20,070 in fiscal 2001 due primarily to a 5% increase in unit volume of our Hind apparel and, to a lesser extent, a 4% increase in the average wholesale unit selling price of our Hind apparel, partially offset by decreased sales of Hyde Authentics footwear due to lower unit volume and a lower average per pair wholesale selling price and a 2% decrease in sales at our factory outlet division due to reduced closeout sales. The increase in the average wholesale unit selling price for our Hind apparel brand was due to new product introductions, which generally carry higher selling prices. Sales at our factory outlet division decreased due to lower closeout sales volume in fiscal 2002 compared to fiscal 2001. Close out sales accounted for approximately 3% of fiscal 2002 sales compared to approximately 9% in fiscal 2001.

International net sales of Other Products increased $297, or 16%, to $2,196 in fiscal 2002 from $1,899 in fiscal 2001, due primarily to increased Hind apparel sales at our European and Canadian subsidiaries.

Costs and Expenses

Our gross margin increased 4.1% to 38.5%, in fiscal 2003 from 34.4% in fiscal 2002 due primarily to lower Saucony footwear product costs, improved margins on Hind brand apparel, due to increased sales of first quality product at higher margins, as well as lower inventory reserve provisions taken in 2003, favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies, lower sales of closeout footwear and improved margins at our factory outlet stores. Offsetting these margin increases in 2003 are a pre-tax charge of $416 recorded in cost of goods sold due to accelerating the vesting on common stock purchase warrants held by five footwear suppliers, increased rebates provided to certain Saucony domestic customers and increased inventory reserve provisions taken on certain slow moving Spot-bilt brand inventory.

Our gross margin in fiscal 2002 increased 2.5% to 34.4% from 31.9% in fiscal 2001 due primarily to increased Saucony domestic sales of first quality footwear products at full margin. Other factors contributing to the fiscal 2002 margin increase were proportionately lower sales of closeout footwear products, reduced cost resulting from the closing of our Bangor, Maine manufacturing operations, improved margins on several domestic footwear products and higher levels of domestic at once shipments, which shipments carry lower discounts, partially offset by increased inventory provisions for obsolete Hind raw material and for some slow moving Hind apparel finished goods.

The ratio of selling, general and administrative expenses as a percentage of net sales increased to 29.5% compared to 28.0% in fiscal 2002. The increase in the ratio resulted from increased advertising, selling and administrative expenses in fiscal 2003. Selling, general and administrative expenses increased to $40,199, or 8%, from $37,278 in fiscal 2002, due primarily to increased administrative and selling payroll, incentive compensation, operating expenses associated with the factory outlet division expansion, employee healthcare costs, print media advertising, severance costs, business insurance costs and professional fees and, to a lesser extent, due to the effects of foreign exchange rate changes, which increased selling and administrative expenses by $674 in fiscal 2003, compared to fiscal 2002. These increases were partially offset by lower provisions for bad debt expense, due to the favorable litigation settlement which reduced bad debt expense by $566 and, to a lesser extent, decreased account specific advertising and promotion and lower depreciation expense.

The ratio of selling, general and administrative expenses as a percentage of net sales decreased 2.6% to 28.0% in fiscal 2002 from 30.6% in 2001. The decrease in the ratio resulted from decreased advertising, selling and administrative expenses in fiscal 2002. Selling, general and administrative expenses decreased to $37,278 in 2002, or 8%, from $40,407 in fiscal 2001. Decreased spending in fiscal 2002 was due primarily to decreased print media advertising, lower provisions for bad debts and, to a lesser extent, decreased promotional spending, decreased account specific advertising, decreased depreciation expense, decreased professional fees and lower selling payroll, partially offset by increased incentive compensation, due to improved operating profit, increased administrative payroll and increased insurance costs.

Plant Closing and Other Charges

On November 9, 2001 we announced the cessation of manufacturing and the closing of our Bangor, Maine facility. During the fourth quarter of fiscal 2001, we relocated our Asian sourcing and quality control office to China, resulting in the closure of our Taiwan office, and negotiated an early termination and exit of a retail store lease. As a result of these actions, we recorded pre-tax charges of $2,108 in fiscal 2001. The closing of our Bangor, Maine facility in January 2002 resulted in the termination of 104 employees, of which 61 were terminated subsequent to January 4, 2002. Assets used by our Bangor, Maine manufacturing facility, the Taiwan office and our retail store were written down to fair market value.

Expenses associated with the plant closing and other charges were as follows:

                                                                        Bangor      Taiwan      Retail
                                                                         Plant      Office       Store       Total
                                                                         -----      ------       -----       -----

     Employee severance and termination benefits.......................$ 1,121      $  150      $     4    $ 1,275
     Facility and equipment lease exit costs and
      other non-cancelable contractual commitments.....................    228          --          200        428
     Writedown of machinery and equipment
      to fair market value.............................................    248          25           77        350
     Professional fees and other transaction costs.....................     47          --            8         55
                                                                       -------      ------      -------    -------
      Total............................................................$ 1,644      $  175      $   289    $ 2,108
                                                                       =======      ======      =======    =======


During fiscal 2002, we recorded a pre-tax net benefit of $214 to reduce expenses accrued in the fourth quarter of fiscal 2001 associated with the closing of our Bangor, Maine manufacturing facility and the early termination and exit of a retail store lease. Partially offsetting this pre-tax benefit was a pre-tax charge of $142 incurred to close an underperforming retail store. Expenses associated with the store closing included lease termination and other contractual costs of $51 and $91 to write-off leasehold improvements.

Included in accrued expenses at January 3, 2003 are $36 of costs associated with the plant closing and other charges. A pre-tax benefit of $35 was recorded in fiscal 2003 to terminate the plant-closing accrual. The charge recorded for the Bangor, Maine plant closing and the Taiwan office closing were included in income before tax for the Saucony segment, and the retail store closing charge was included in income before tax for the Other Products segment.

Gain on Sale of Former Manufacturing Facility

On November 7, 2003, we completed the sale of our Bangor, Maine real property which had previously been used in the assembly of domestic Saucony footwear. The following table summarizes the sale of the Bangor, Maine real property:

       Gross proceeds..............................  $  763
       Transaction expenses........................      77
                                                     ------
       Net proceeds................................     686
       Net book value of facility..................     357
                                                     ------
       Gain on sale................................  $  329
                                                     ======

The gain realized from the sale was recorded in operating income for the Saucony segment.

Non-Operating Income (Expense)

Non-operating income (expense), excluding interest, increased to $337 in fiscal 2003 from $11 in fiscal 2002. The increase was due primarily to foreign currency gains of $288 in fiscal 2003, compared to foreign currency gains of $20 in fiscal 2002. Non-operating income (expense), excluding interest, increased to $11 in fiscal 2002 from a loss of $18 in fiscal 2001, due primarily to losses on foreign currency in fiscal 2001.

Interest Income

Interest income decreased to $245 in fiscal 2003 from $332 in fiscal 2002, due to lower interest rates on invested cash balances and short-term investments. Interest income increased to $332 in fiscal 2002 from $136 in fiscal 2001, due primarily to higher average cash balances invested in money market funds.

Interest Expense

Interest  expense  remained  constant  at $5 in  fiscal  2003 and  fiscal  2002.
Interest expense decreased to $5 in fiscal 2002 from $213 in fiscal 2001 due primarily to the absence of borrowings under our domestic and foreign credit facilities.

Income (Loss) Before Taxes and Minority Interest

              Segment                  2003          2002             2001
              -------                  ----          ----             ----

          Saucony...................$  11,910      $  10,288        $  (296)
          Other Products............    1,664         (1,007)           (68)
                                    ---------      ---------        -------
          Consolidated..............$  13,574      $   9,281        $  (364)
                                    =========      =========        =======

We evaluate segment performance and the performance of key managers based on profit or loss before income taxes and minority interest. Income before tax and minority interest increased $4,293 in fiscal 2003 to $13,574 compared to $9,281 in fiscal 2002 due primarily to increased pre-tax income realized by our Other Products segment and, to a lesser extent, increased pre-tax income realized by our Saucony segment. The improvement in our Other Products segment income before tax and minority interest was due primarily to improved profitability at our Hind apparel brand due to increased sales, improved gross margins and lower operating expenses and, to a lesser extent, improved profitability at our factory outlets stores due to increased sales and improved gross margins. Pre-tax income at our Saucony segment increased due to lower product costs and favorable currency exchange, both of which improved gross margins.

Income before tax and minority interest increased $9,645 in fiscal 2002 to a profit of $9,281 compared to a loss of $364 in fiscal 2001, due primarily to the significant improvement in the domestic Saucony segment due to higher gross margins, reduced selling, general and administrative expenses, the charges of $1,819 incurred in fiscal 2001 in connection with the closure of our Bangor, Maine manufacturing facility and the closure of our Taiwan office and improved profitability at our Saucony international business due to increased sales and improved margins at our Canadian and European subsidiaries. The decrease in our Other Products segment income before tax in 2002, as compared to 2001, was due primarily to lower gross margins realized by our Hind apparel brand due to an increase in provisions for obsolete raw material and some slow moving finished goods inventory, partially offset by increased profitability at our factory outlet division due to higher gross margins, lower operating expenses due to the closing of underperforming retail stores in fiscal 2002 and the charge of $289 incurred in fiscal 2001 due to the early termination and exit of a retail store outlet.

Income Taxes

The provision for income taxes increased to $4,940 in fiscal 2003 from $3,865 in fiscal 2002 due primarily to increased domestic and international pre-tax income. The effective tax rate decreased to 36.4% in fiscal 2003, compared to 41.6% in fiscal 2002, due primarily to the reversal of valuation allowances on foreign loss carryforwards that we expect to realize in fiscal 2004. We credited income tax benefit of options exercised of $162 during fiscal 2003 and $21 during fiscal 2002 to additional paid-in capital. Therefore that benefit did not impact our provision for income taxes or the effective tax rate in either period.

The provision for income taxes increased to $3,865 in fiscal 2002 from $475 in fiscal 2001 due primarily to increased domestic and international pre-tax income. The effective tax rate decreased to 41.6% in fiscal 2002, compared to 130.5% in fiscal 2001, due primarily to an increase in fiscal 2001 in valuation allowances on foreign loss carryforwards that we did not expect to realize. We credited income tax benefit of options exercised of $21 during fiscal 2002 and $8 during fiscal 2001 to additional paid-in capital. Therefore that benefit did not impact our provision for income taxes or the effective tax rate in either period.

Minority Interest in Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholders' allocable share of our Canadian subsidiary's earnings after deducting for income tax. In July 2003, we entered into a Share Purchase Agreement with the minority shareholder of Saucony Canada, Inc. whereby we increased our ownership percentage of Saucony Canada, Inc. to 95% from 85% effective as of July 4, 2003. The purchase price of $547, equaled the net book value of Saucony Canada, Inc. as of July 4, 2003.

Minority interest expense decreased to $146 in fiscal 2003 from $173 in fiscal 2002 due primarily to increasing our ownership in Saucony Canada, Inc. Minority interest expense increased to $173 in fiscal 2002 from $101 in fiscal 2001 due primarily to increased sales and, to a lesser extent improved gross margins at Saucony Canada, Inc.

Net Income (Loss)

Net income for fiscal 2003 was $8,488, or $1.26 per Class A share and $1.38 per Class B share on a diluted basis, compared to $5,243, or $0.80 per Class A share and $0.88 per Class B share on a diluted basis for 2002. We used weighted average common shares and common stock equivalents of 6,371,000 for fiscal 2003 and 6,186,000 for fiscal 2002 to calculate diluted earnings per share.

Net income for fiscal 2002 was $5,243, or $0.80 per Class A share and $0.88 per Class B share on a diluted basis, compared to a net loss of $940, or ($0.15) per Class A share and ($0.16) per Class B share on a diluted basis, in fiscal 2001. We used weighted average common shares and common stock equivalents of 6,186,000 to calculate diluted earnings per share for fiscal 2002. We used weighted average common shares of 6,080,000 to calculate diluted earnings per share for fiscal 2001. Common stock equivalents were not used in fiscal 2001 to calculate diluted earnings per share because they were anti-dilutive.

Liquidity and Capital Resources

Fiscal 2003

As of January 2, 2004, our cash and cash equivalents totaled $41,781, an increase of $7,298 from January 3, 2003. The increase was due primarily to the generation of $15,045 of cash from operations and, to a lesser extent, the receipt of $686 from the sale of our former manufacturing facility in Bangor, Maine, the receipt of $644 from the issuance of shares of our common stock as a result of option exercises, partially offset by the purchase of $5,769 of short-term investments, cash outlays for purchases of capital assets of $1,667, the purchase of additional common shares of Saucony Canada, Inc. of $547, the payment of cash dividends of $518 on our common stock and the repurchase of shares of our common stock of $126.

Our accounts receivable at January 2, 2004 increased $3,075, net of the provision for bad debts and discounts (which was reduced by $566 due to a litigation settlement), as compared to at January 3, 2003, due primarily to increased net sales of our Saucony products in the fourth quarter of fiscal 2003 and an increase in our days' sales outstanding for our accounts receivable. Our days' sales outstanding for our accounts receivable increased to 51 days in fiscal 2003 from 42 days in fiscal 2002. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. Our days' sales outstanding increased in fiscal 2003 due to the timing of our shipments in the fourth quarter of 2003, much of which shipped in December 2003. The provision for bad debts and doubtful accounts decreased to $4,453 in fiscal 2003 from $4,752 in fiscal 2002 due to a decrease in the provision for doubtful accounts and was partially offset by an increase in discounts in fiscal 2003. The decrease in the provision for doubtful accounts in fiscal 2003 was due primarily to the favorable litigation settlement with a former customer.

Inventories decreased $6,163, at January 2, 2004, as compared to at January 3, 2003, due primarily to continued improvements in our supply chain intended to reduce on hand inventory and lower Hind brand apparel inventory due to sourcing changes. Our inventory turns ratio increased to 3.4 turns in fiscal 2003 from
3.1 turns in fiscal 2002. The number of days' sales in inventory decreased to 98 days in fiscal 2003 from 113 days in fiscal 2002. The inventory turns ratio represents our net sales for a period divided by our inventory at the end of the period. Days' sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventories by the average daily cost of sales.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in fiscal 2003, included an increase of $638 in accounts payable due to extended payment terms provided by our footwear suppliers, a $121 decrease in accrued income taxes payable due to the timing of tax payments and a $1,378 increase in accrued expenses due primarily to increased accruals for incentive compensation.

On May 21, 2003, our Board of Directors adopted a regular quarterly dividend plan with dividends payable at an annual rate of $0.160 per share on our Class A Common Stock and $0.176 per share on our Class B Common Stock. In 2003, the board declared regular quarterly cash dividends on May 21, 2003, August 21, 2003 and November 6, 2003, in the amount of $0.040 per share on our Class A Common Stock and $0.044 per share on our Class B Common Stock. We paid a total of $518 in dividends in 2003. On January 15, 2004, we paid the regular quarterly cash dividends declared by the Board on November 6, 2003. As of January 2, 2004, we recorded $260 in current liabilities, under accrued expenses, representing the dividend liability for the January 15, 2004 dividend.

On February 17, 2004 our Board of Directors adopted an increase in our regular dividend to an annual rate of $0.200 per share on our Class A Common Stock and $0.220 per share on our Class B Common Stock. Commencing with the quarterly dividend declared on February 17, 2004, the Board of Directors increased the regular quarterly dividend on our Class A Common Stock to $0.050 per share and the regular quarterly dividend on our Class B Common Stock to $0.055 per share.

Also on February 17, 2004, our Board of Directors declared a special cash dividend of $4.00 per share on each of our Class A Common Stock and Class B Common Stock. The special dividend was paid on March 17, 2004 to stockholders of record at the close of business on March 3, 2004. The aggregate dividend payout for the special dividend amounted to approximately $26,000.

Our corporate charter provides that regular cash dividends paid on our Class B Common Stock are to be in an amount equal to 110% of the amount paid on our Class A Common Stock. This charter provision does not apply to special dividends.

In January 2004, we amended our credit facility to reduce the restrictions in the facility on our ability to pay cash dividends, make other distributions on our common stock and repurchase or redeem our capital stock. As amended, the credit facility permits us to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, our capital stock, in a total amount of up to $5,000 in any fiscal year. Our special dividend declared in February 2004 was excepted from this $5,000 restriction.

Our declaration of future cash dividends will be at the discretion of our Board of Directors and is dependent upon, among other things, future earnings, operations, capital requirements, our general financial position and general business conditions.

During fiscal 2003, we repurchased 12,000 shares of our common stock for a total expenditure of $126. Since the approval of the stock buyback program by our Board of Directors in May 1998, we have repurchased a total of 574,000 shares of our common stock for a total expenditure of $5,370. As of January 2, 2004, we remained authorized to repurchase up to 176,000 shares under the May 1998 stock buyback program.

Fiscal 2002

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

Our accounts receivable at January 3, 2003 increased to $622, net of the provision for bad debts and discounts, as compared to at January 4, 2002 due primarily to increased net sales of our Saucony products in the fourth quarter of fiscal 2002 and an increase in our days' sales outstanding for our accounts receivable. Our days' sales outstanding for our accounts receivable increased to 42 days in fiscal 2002 from 41 days in fiscal 2001. The provision for bad debts and doubtful accounts decreased to $4,752 in fiscal 2002 from $5,767 in fiscal 2001 due to a decrease in the provision for doubtful accounts in fiscal 2002 and a change in pricing programs for several of our larger customers to net pricing, which reduced discounts in fiscal 2002.

Inventories decreased $1,848 at January 3, 2003, as compared to at January 4, 2002, due primarily to improvements in our supply chain which we intended to reduce on-hand inventory and our decision to reduce inventory of our Hind brand apparel and Spot-bilt footwear products. Our inventory turns ratio increased to
3.1 turns in fiscal 2002 from 2.7 turns in fiscal 2001. The number of days' sales in inventory decreased to 113 days in fiscal 2002 from 115 days in fiscal 2001.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in fiscal 2002, included an increase of $1,862 in accounts payable due to extended payment terms provided by our footwear suppliers, a $1,754 increase in accrued income taxes payable due to higher pre-tax profits and the timing of tax payments and a $1,295 increase in accrued expenses due primarily to increased accruals for incentive compensation.

During fiscal 2002, we repurchased approximately 95,000 shares of our common stock for a total expenditure of $880.

Credit Facility

In August 2002, we entered into a revolving credit agreement under the terms of which a bank committed up to a maximum of $15,000 to us for cash borrowings and letters of credit. The credit facility terminates on August 31, 2004. Maximum borrowings under the credit facility are limited to the lesser of $15,000 or the sum of 65% of eligible receivables plus 20% of eligible finished goods inventory. Borrowings under the credit facility are made at our election at the bank's prime rate of interest less 1.0% or at the LIBOR rate plus 1.5%. In addition, we pay a quarterly commitment fee of 0.25% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the annual amount of equipment financing and capital lease indebtedness and limits on repurchases of our common stock. As amended in January 2004, the credit facility permits us to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, our capital stock, in a total amount of up to $5,000 in any fiscal year. Furthermore, for any fiscal quarter during the term of the credit facility, any consolidated pre-tax loss may not exceed $2,500, and for any two consecutive fiscal quarters, consolidated pre-tax loss may not exceed $1,000.

We were in compliance with all covenants of the credit facility at January 2, 2004. As of January 2, 2004 we had open commitments under letters of credit of $747 and as of March 12, 2004 we had open commitments under letters of credit of $150. As of January 2, 2004, $14,253, and as of March 12, 2004, $14,850, was
available for borrowing under the credit facility.

One of our foreign subsidiaries maintains a credit facility for cash borrowings and letters of credit in the amount of $1,123. At January 2, 2004 and March 12, 2004, $1,123 was available for borrowing under the facility. See Note 8 to the consolidated financial statements included in Item 8 to this Form 10-K.

Capital Expenditures

We anticipate capital expenditures to range between $4,000 to $4,500 in fiscal 2004. Of this amount, we expect to expend approximately $2,500 to $3,000 to expand and renovate our Peabody, Massachusetts facility, $1,000 to $1,300 on computer hardware and software and $150 to $200 to open two factory outlet stores.

Contractual Obligations

Below is a table which presents our contractual obligations and commitments at January 2, 2004.


                                                                   Payments due by period
                                                --------------------------------------------------------
                                                              Less         One        Three      More
        Contractual                                         than one    to three     to five     than
        Obligations                               Total       year        years       years   five years
        -----------                               -----       ----        -----       -----   ----------

Operating leases................................$  5,782     $  1,881    $ 2,351    $ 1,298    $ 252
Other long-term obligations (1).................   1,820        1,519        281         20       --
Purchase obligations (2)........................  23,555       23,555         --         --       --
                                                --------     --------    -------    -------    -----
Total contractual obligations...................$ 31,157     $ 26,955    $ 2,632    $ 1,318    $ 252
                                                ========     ========    =======    =======    =====
_______________

(1) Other  long-term  obligations  include  athlete and event  sponsorship  and  employment  contracts with two key executives.  The amounts  included for athlete  sponsorship  represent base  compensation  consist of $200 for less than one year and $141 for one to three years.  Actual  payments  may be higher than the amounts  included as these contracts  provide for bonus payments to the athletes based upon athletic  achievements in future periods.  Maximum aggregate bonus payments to athletes are as follows: less than one year, $233 and one to three years, $120.

(2) Purchase order  obligations  consist of open purchase orders for sourced footwear and apparel and open purchase orders for U.S. operating expenses ordered in the normal course of business.

Off-Balance Sheet Arrangements

We had letters of credit outstanding of $747 at January 2, 2004 and $348 at January 3, 2003. All of the letters of credit were issued for the purchase of inventory. We had forward foreign exchange contracts of $7,448 at January 2, 2004 and $5,685 at January 3, 2003, all of which are due to settle within the next 12 months (see Note 19 to the consolidated financial statements included in Item 8 to this Annual Report Form 10-K).

                                                             Amounts
                                                            Committed
                                                         January 2, 2004
                                                         ---------------

           Letters of credit...............................$     747
           Forward foreign exchange contracts..............    7,448
                                                           ---------
           Total...........................................$   8,195
                                                           =========


We use letters of credit to facilitate a limited number of supplier arrangements for our Hind apparel inventory. We do not believe our use of letters of credit materially affects our liquidity. If we did not use letters of credit we would make alternative arrangements with these Hind apparel inventory suppliers. Our primary market risk is the risk of exposure to unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound
Sterling and the Euro. We use forward exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. The purpose of our currency hedging activities is to protect our local subsidiaries' cash flows related to these commitments from fluctuations in currency exchange rates, the loss of which would expose us to increased market risk and fluctuations in our liquidity.

Overall Liquidity

Our liquidity is contingent upon a number of factors, principally our future operating results. Our liquidity fluctuates during the course of a fiscal year. For instance, we generally use cash from operations in the first quarter, due to working capital requirements, but generate cash from operations for the balance of the fiscal year. We believe that our current cash and cash equivalents, credit facilities and internally generated funds will be adequate to meet our working capital requirements and other operating expenses and to fund our capital investment needs and dividend payments for at least the next 12 months in the near term. During fiscal 2003 we generated $15,045 in cash from operating cash flows due to our operating profit, a decrease in inventories and an increase in accounts payable. In 2002, we generated $13,230 in cash from operating cash flows, due primarily to our operating profit, an increase in our accrued liabilities and accounts payable.

As of January 2, 2004, we had $41,781 in cash, $5,788 in short-term investments, $19,167 in accounts receivable and $22,421 in inventories. As approved by our Board of Directors on February 17, 2004, we paid a special, cash dividend of $4.00 per share on each of our Class A Common Stock and Class B Common Stock on March 17, 2004. The aggregate dividend payout for the special dividend amounted to approximately $26,000. We paid the dividend from available cash and cash equivalents and short-term investments.

At January 2, 2004, we had no borrowings outstanding and $15,376 available under our credit facilities. As of March 12, 2004, we had no borrowings outstanding and $15,973 available under our credit facilities. Our short-term liquidity could potentially be adversely impacted should demand for our products decline significantly, which could result in extended payment terms for our customers and the increased use of price concessions to induce customers to purchase our products.

Inflation and Currency Risk

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuations on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and foreign currency denominated payables. During fiscal 2003 the gross margins of our European and Canadian subsidiaries increased due to currency fluctuation. We have entered into forward foreign exchange contracts to minimize various transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes various transaction currency risks.

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

FIN 46 and FIN 46-R

In January 2003 and December 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, know as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIE's or potential VIE's, referred to as special purpose entities, for periods ending after December 15, 2003, of which we had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Certain Factors That May Affect Future Results

We face intense competition

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign, several of which are large organizations with diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, New Balance and Asics. The principal competitors of our Hind products are Nike, Pearl Izumi and Sugoi. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and the ability to meet delivery commitments to retailers. A technological breakthrough or marketing or promotional success by one of our competitors could adversely affect our competitive position and harm our business.

We depend on foreign suppliers

A number of manufacturers located in Asia, primarily in China, supply products to us. During fiscal 2003, one of our suppliers, located in China, accounted for approximately 32% of our total footwear purchases by dollar volume. We are subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, import quotas, administrative trade cases, trade limitations imposed by the United States or foreign governments and political and labor instability, as well as potential disruptions in our supply chain due to transportation, geographic and other factors. There are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, we have no long-term manufacturing agreements with our foreign suppliers and compete with other athletic shoe and apparel companies, including companies that are much larger than us, for access to production facilities.

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

Our revenues are subject to foreign currency exchange fluctuations

We conduct operations in various international countries, and a portion of our sales is transacted in local currencies. As a result, our revenues are subject to foreign exchange rate fluctuations. From time to time, our financial results have been affected by fluctuations in foreign currency exchange rates. We enter into forward currency exchange contracts to protect us from the effect of changes in foreign exchange rates. However, our efforts to reduce currency exchange losses may not be successful, and currency exchange rates may have an adverse impact on our future operating results and financial condition.


Our business is affected by seasonal consumer buying patterns

The athletic and casual footwear and athletic apparel industries in which we compete are generally characterized by significant seasonality of sales and results of operations. Sales of our Saucony brand and Hind brand products have historically been seasonal in nature, with the strongest sales generally occurring in the first and second quarters for our Saucony brand and the first and third quarters for our Hind brand. We believe that sales of our products will continue to follow this seasonal cycle. Therefore, our results of operations for any one quarter may not necessarily be indicative of the results that we may achieve for a full fiscal year or any future quarter.


Our operating results may be affected by order cancellations

Customers may cancel orders of our products at any time without financial penalty. As a result, our backlog does not necessarily represent actual future shipments. The rate of customer cancellations can vary quarter to quarter and year to year. If the retail market continues to be weak or weakens again in the future, our customers could cancel further orders of our products, which could have a material adverse effect on our operating results.


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


We depend on key customers

Approximately 44% of our gross trade receivables balance was represented by 15 customers at January 2, 2004. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers or the failure of a major customer to proceed with a large order or to timely pay us for a large order could materially reduce our sales.

Declines in revenue in our retail stores could adversely affect profitability

We have made significant capital investments in opening retail stores and incur significant expenditures in operating these stores. The higher level of fixed costs related to our retail organization can adversely affect profitability, particularly in the first half of the year, as our revenue historically has been more heavily weighted to the second half of the year. Our ability to recover the investment in and expenditures of our retail organization can be adversely affected if sales at our retail stores are lower than anticipated. Our gross margin could be adversely affected if off-price sales increase as a percentage of revenue.


We depend on the strength of our intellectual property protection of our products

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates, which could affect our future results of operations and financial position. Our objective in managing our exposure to interest rates and foreign currency rate changes is to limit the impact of these changes on cash flows and earnings and to lower our overall borrowing costs. In order to achieve these objectives we identify the risks and manage them by adjusting fixed and variable rate debt positions and selectively hedging foreign currency risks. Borrowings under our credit facilities are based on floating rates, which would increase interest expense in an environment of rising interest rates. Our primary market risk is the risk of exposure to unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound Sterling and the Euro. We enter into forward exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. The purpose of our currency hedging activities is to protect our local subsidiaries' cash flows related to these commitments from fluctuations in currency exchange rates. Our forward exchange contracts principally hedge U.S. denominated transactions with our Canadian, Dutch and British subsidiaries. While we have a policy of selectively hedging foreign currency risks, this program may not fully insulate us against short-term fluctuations in financial results.


Currency Risk

The fair value of our forward exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward exchange contracts is the estimated amount that we would pay or receive upon termination of the contract, taking into account the change in the currency exchange rates. As of January 2, 2004, the fair value of our forward exchange contracts was $7,028. We have calculated the effect of a 10% depreciation in the year-end currency exchange rates related to the forward exchange contracts. This depreciation would result in an increase in the unrealized loss on forward exchange contracts of $684, which would affect our fiscal 2004 results of operations and financial position. The unrealized losses on our forward exchange contracts resulting from changes in currency exchange rates will be partially offset by gains on the exposures being hedged. We have also calculated the effect of a 10% depreciation in year-end interest rates and have determined the effects to our results of operations and financial position to be immaterial. We do not expect to make any significant changes in our management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the foreseeable future.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to our Consolidated Financial Statements in Item 15 and the consolidated financial statements, notes and schedules that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required to be reported in this Item was previously reported in Saucony's Current Reports on Form 8-K (1) dated July 9, 2002 and filed with the Securities and Exchange Commission on July 10, 2002 and (2) dated July 1, 2002 and filed with the Securities and Exchange Commission on July 1, 2002.

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


ITEM 9A - CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of January 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Saucony, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Saucony in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant." The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K will be contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Election of Directors," and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K will be contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the "Corporate Governance" section of our website, www.sauconyinc.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 10 of Form 8-K.


ITEM 11 - EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K will be contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the captions, "Compensation of Executive Officers" and "Election of Directors-Director Compensation," and is incorporated in this Annual Report on Form 10-K by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K will be contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Stock Ownership of Certain Beneficial Owners and Management," and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K will be contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Compensation of Executive Officers--Equity Compensation Plan Information," and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K will be contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the captions, "Compensation of Executive Officers--Other Executive Compensation," "--Employment Contract" and "--Related Party Transactions," and is incorporated in this Annual Report on Form 10-K by reference.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  information  required to be disclosed by this Item pursuant to Item 9(e) of
Schedule 14A will be contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Ratification of Appointment of Independent Auditors--Independent Auditor's Fees," and "--Pre-Approval Policy and Procedures," and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.   Index to Consolidated Financial Statements

           The following consolidated financial statements of Saucony, Inc. and its subsidiaries are included in this report immediately following the signature page:

           - Independent Auditors' Report - Deloitte & Touche LLP

           - Report of Independent Public Accountants - Arthur Andersen LLP

           - Consolidated balance sheets at January 2, 2004 and January 3, 2003

           - Consolidated statements of income for the years ended January 2, 2004, January 3, 2003 and January 4, 2002

           - Consolidated statements of stockholders' equity for the years ended January 2, 2004, January 3, 2003 and January 4, 2002

           - Consolidated statements of cash flows for the years ended January 2, 2004, January 3, 2003, and January 4, 2002

           - Notes to the Consolidated Financial Statements

          Separate financial statements of our subsidiaries are omitted since we are primarily an operating company and our subsidiaries included in the consolidated financial statements do not have a minority equity interest or indebtedness to any person other than Saucony in an amount which exceeds 5% of the total assets as shown by the consolidated financial statements as included in this Annual Report on Form 10-K.

      2.   Index to Consolidated Financial Statement Schedules

           Schedule II -- Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto included in this Annual Report on Form 10-K.

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

(b)      Reports on Form 8-K

          On October 28, 2003, we furnished a Current Report on Form 8-K dated the same date. The report contains a copy of our press release announcing our earnings for the period ended October 3, 2003. We furnished the report pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SAUCONY, INC.
                                        (Registrant)


                                        By: /s/ John H. Fisher
                                        ----------------------
                                        John H. Fisher
                                        President and Chief Executive Officer

Date:    March 30,  2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                                 CAPACITY                                DATE
        ----                                 --------                                ----



/s/ John H. Fisher                    Chairman of the Board,                      March 30, 2004
John H. Fisher                        President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

/s/ Charles A. Gottesman              Vice Chairman of the Board,                 March 30, 2004
Charles A. Gottesman                  and Executive Vice President,
                                      Business Development

/s/ Michael Umana                     Executive Vice President,                   March 30, 2004
Michael Umana                         Chief Operating and Financial Officer
                                      (Principal Financial Officer)

/s/ Roger P. Deschenes                Vice President, Controller and              March 30, 2004
Roger P. Deschenes                    Chief Accounting Officer
                                      (Principal Accounting Officer)

/s/ Jonathan O.  Lee                  Director                                    March 30, 2004
Jonathan O. Lee

/s/ Robert J. LeFort, Jr.             Director                                    March 30, 2004
Robert J. LeFort, Jr.

/s/ John J. Neuhauser                 Director                                    March 30, 2004
John J. Neuhauser


Independent Auditors' Report

To the Board of Directors and Stockholders of Saucony, Inc.:
Peabody, Massachusetts

We have audited the accompanying consolidated balance sheets of Saucony, Inc. and subsidiaries as of January 2, 2004 and January 3, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the January 2, 2004 and January 3, 2003 financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule as of January 4, 2002 and for the year then ended, before the inclusion of the goodwill disclosures in Note 1 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such January 4, 2002 financial statement schedule, when considered in relation to the January 4, 2002 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated February 14, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Saucony, Inc. and subsidiaries as of January 2, 2004 and January 3, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the January 2, 2004 and January 3, 2003 consolidated financial statement schedules, when considered in relation to the January 2, 2004 and January 3, 2003 basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Saucony, Inc. and subsidiaries as of January 4, 2002 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 5, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to the year ended January 4, 2002 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in the period related to goodwill to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for the year ended January 4, 2002 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the January 4, 2002 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the January 4, 2002 financial statements taken as a whole.

As discussed in Note 1, in the year ended January 3, 2003 the Company changed its method of accounting for goodwill and intangible assets to conform with the provisions of SFAS No. 142.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 30, 2004

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



                                                   Arthur Andersen LLP


Boston, Massachusetts
February 14, 2002



                                          SAUCONY, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     AS OF JANUARY 2, 2004 AND JANUARY 3, 2003

                                (in thousands, except share and per share amounts)

                                                      ASSETS

                                                                                        January 2,     January 3,
                                                                                           2004           2003
                                                                                           ----           ----
Current assets:
   Cash and cash equivalents...........................................................$   41,781      $  34,483
   Short-term investments .............................................................     5,788             --
   Accounts receivable, net of allowance for doubtful accounts
     and discounts (2003, $1,108: 2002, $2,406)........................................    19,167         15,496
   Inventories ........................................................................    22,421         27,201
   Deferred income taxes...............................................................     2,340          1,916
   Prepaid expenses and other current assets...........................................     1,329          1,217
   Assets held for sale................................................................        --            357
                                                                                       ----------      ---------
     Total current assets..............................................................    92,826         80,670
                                                                                       ----------      ---------

Property, plant and equipment, net ....................................................     6,201          5,714
                                                                                       ----------      ---------

Other assets:
   Goodwill, net of accumulated amortization (2003, $551; 2002, $551)..................       912            912
   Deferred charges, net...............................................................       124            208
   Other ..............................................................................       130             36
                                                                                       ----------      ---------
     Total other assets................................................................$    1,166      $   1,156
                                                                                       ----------      ---------

Total assets...........................................................................$  100,193      $  87,540
                                                                                       ==========      =========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................$    9,259      $   8,543
   Accrued expenses....................................................................     9,544          7,800
                                                                                       ----------      ---------
       Total current liabilities.......................................................    18,803         16,343
                                                                                       ----------      ---------

Long-term obligations:
   Deferred income taxes...............................................................     2,016          1,859
                                                                                       ----------      ---------

Commitments and contingencies:

Minority interest in consolidated subsidiary...........................................       320            642
                                                                                       ----------      ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized 500,000 shares; none issued..        --             --
   Common stock:
     Class A, $.333 par value per share; authorized 20,000,000 shares
       (issued 2003, 2,711,127 and 2002, 2,711,127)....................................       904            904
     Class B, $.333 par value per share; authorized 20,000,000 shares
       (issued 2003, 4,210,560 and 2002, 4,106,343)....................................     1,403          1,369
   Additional paid-in capital..........................................................    19,010         17,769
   Retained earnings...................................................................    63,655         55,945
   Accumulated other comprehensive income (loss).......................................       505           (870)
   Common stock held in treasury, at cost (2003, 772,806; 2002, 760,806)...............    (6,423)        (6,297)
   Unearned compensation...............................................................        --           (124)
                                                                                       ----------      ---------
     Total stockholders' equity........................................................    79,054         68,696
                                                                                       ----------      ---------
Total liabilities and stockholders' equity.............................................$  100,193      $  87,540
                                                                                       ==========      =========

              The accompanying notes are an integral part of these consolidated financial statements


                                          SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE FISCAL YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND JANUARY 4, 2002

                                     (in thousands, except per share amounts)


                                                                            2003           2002          2001
                                                                            ----           ----          ----


Net sales................................................................$  136,066    $  133,196    $  132,261
Other revenue............................................................       379           303           103
                                                                         ----------    ----------    ----------
Total revenue............................................................   136,445       133,499       132,364
                                                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sales.........................................................    83,613        87,350        90,118
   Selling expenses......................................................    18,574        17,790        21,910
   General and administrative expenses...................................    21,625        19,488        18,497
   Plant closing and other charges (credits).............................       (35)          (72)        2,108
   Gain on sale of former manufacturing facility.........................      (329)           --            --
                                                                         ----------    ----------    ----------
   Total costs and expenses..............................................   123,448       124,556       132,633
                                                                         ----------    ----------    ----------
Operating income (loss)..................................................    12,997         8,943          (269)
Non-operating income (expense):
   Interest income.......................................................       245           332           136
   Interest expense......................................................        (5)           (5)         (213)
   Foreign currency gains (losses).......................................       288            20           (46)
   Other.................................................................        49            (9)           28
                                                                         ----------    ----------    ----------
Income (loss) before income taxes and minority interest..................    13,574         9,281          (364)
Provision for income taxes...............................................     4,940         3,865           475
Minority interest in income of consolidated subsidiary...................       146           173           101
                                                                         ----------    ----------    ----------
Net income (loss)........................................................$    8,488    $    5,243    $     (940)
                                                                         ==========    ==========    ==========

Earnings per share:
   Basic:
     Class A common stock................................................$     1.31    $     0.81    $    (0.15)
                                                                         ==========    ==========    ==========
     Class B common stock................................................$     1.44    $     0.89    $    (0.16)
                                                                         ==========    ==========    ==========
   Diluted:
     Class A common stock................................................$     1.26    $     0.80    $    (0.15)
                                                                         ==========    ==========    ==========
     Class B common stock................................................$     1.38    $     0.88    $    (0.16)
                                                                         ==========    ==========    ==========

Weighted-average shares outstanding:
   Basic:
     Class A common stock................................................     2,521         2,563         2,567
     Class B common stock................................................     3,583         3,544         3,513
                                                                         ----------    ----------    ----------
     Total...............................................................     6,104         6,107         6,080
                                                                         ==========    ==========    ==========
   Diluted:
     Class A common stock................................................     2,521         2,563         2,567
     Class B common stock................................................     3,850         3,623         3,513
                                                                         ----------    ----------    ----------
     Total...............................................................     6,371         6,186         6,080
                                                                         ==========    ==========    ==========

Cash dividends per share of common stock:
   Class A common stock..................................................$    0.120    $    0.000    $    0.000
                                                                         ==========    ==========    ==========
Class B common stock.....................................................$    0.132    $    0.000    $    0.000
                                                                         ==========    ==========    ==========


              The accompanying notes are an integral part of these consolidated financial statements



                                                 SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE FISCAL YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND JANUARY 4, 2002

                                              (in thousands, except share amounts)

                                                                       Additional
                                                       Common Stock      Paid-in   Retained      Treasury Stock
                                                     Class A   Class B   Capital   Earnings    Shares     Amount
                                                     -------   -------   -------   --------    ------     ------


Balance, January 5, 2001.............................$  904   $ 1,340   $ 17,112   $51,642     646,500   $(5,285)

Issuance of 17,930 shares of common stock upon
   exercise of stock options.........................    --         6         78        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Issuance of non-qualified stock options..............    --        --          3        --         --         --
Issuance of stock warrants...........................    --        --        197        --         --         --
Tax benefit related to stock options.................    --        --          8        --         --         --
Repurchase of 19,476 shares of common stock, at cost.    --        --         --        --     19,476       (132)
Interest income on notes receivable..................    --        --         --        --         --         --
Payment of interest income on notes receivable.......    --        --         --        --         --         --
Net loss.............................................    --        --         --      (940)        --         --
Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------    -------    -------

Balance, January 4, 2002.............................$  904   $ 1,346   $ 17,398   $50,702    665,976    $(5,417)

Issuance of 68,944 shares of common stock upon
   exercise of stock options.........................    --        23        306        --         --         --
Stock compensation on stock warrants.................    --        --         44        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Tax benefit related to stock options.................    --        --         21        --         --         --
Repurchase of 94,830 shares of common stock, at cost.    --        --         --        --     94,830       (880)
Interest income on notes receivable..................    --        --         --        --         --         --
Payment of principal and interest on notes receivable    --        --         --        --         --         --
Net income...........................................    --        --         --     5,243         --         --
Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------    -------    -------

Balance, January 3, 2003.............................$  904   $ 1,369   $ 17,769   $55,945    760,806    $(6,297)

Issuance of 104,217 shares of common stock upon
   exercise of stock options.........................    --        34        610        --         --         --
Stock compensation on stock warrants.................    --        --        469        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Tax benefit related to stock options.................    --        --        162        --         --         --
Repurchase of 12,000 shares of common stock, at cost.    --        --         --        --     12,000       (126)
Net income...........................................    --        --         --     8,488         --         --
Dividends ...........................................    --        --         --      (778)        --         --
Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------    -------    -------

Balance, January 2, 2004.............................$  904   $ 1,403   $ 19,010   $63,655    772,806    $(6,423)
                                                     ======   =======   ========   =======    =======    =======



                  The accompanying notes are an integral part of these consolidated financial statements



                                              SAUCONY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                      FOR THE FISCAL YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND JANUARY 4, 2002

                                           (in thousands, except share amounts)

                                                                              Accumulated
                                                                                 Other         Total
                                                     Note        Unearned    Comprehensive Stockholders' Comprehensive
                                                  Receivable   Compensation  Income (Loss)    Equity     Income (Loss)
                                                  ----------   ------------  -------------    ------     -------------


Balance, January 5, 2001...........................$  (296)     $    (5)      $  (792)       $64,620             --

Issuance of 17,930 shares of common stock upon
   exercise of stock options.......................     --           --            --             84             --
Amortization of unearned compensation..............     --           38            --             38             --
Issuance of non-qualified stock options............     --           (3)           --             --             --
Issuance of stock warrants.........................     --         (197)           --             --             --
Tax benefit related to stock options...............     --           --            --              8             --
Repurchase of 19,476 shares of common stock, at cost    --           --            --           (132)            --
Interest income on notes receivable................    (18)          --            --            (18)            --
Payment of interest income on notes receivable.....     11           --            --             11             --
Net loss...........................................     --           --            --           (940)          (940)
Foreign currency translation adjustments ..........     --           --          (509)          (509)          (509)
                                                   -------      -------       -------        -------       ---------

Balance, January 4, 2002...........................$  (303)     $  (167)      $(1,301)       $63,162       $ (1,449)
                                                                                                           =========

Issuance of 68,944 shares of common stock upon
   exercise of stock options.......................     --           --            --            329             --
Stock compensation on stock warrants...............     --           --            --             44             --
Amortization of unearned compensation..............     --           43            --             43             --
Tax benefit related to stock options...............     --           --            --             21             --
Repurchase of 94,830 shares of common stock, at cost    --           --            --           (880)            --
Interest income on note receivable.................     (9)          --            --             (9)            --
Payment of principal and interest notes receivable.    312           --            --            312             --
Net income.........................................     --           --            --          5,243          5,243
Foreign currency translation adjustments ..........     --           --           431            431            431
                                                   -------      -------       --------       -------       --------

Balance, January 3, 2003...........................$    --      $  (124)      $  (870)       $68,696       $  5,674
                                                                                                           ========

Issuance of 104,217 shares of common stock upon
   exercise of stock options.......................     --           --            --            644             --
Stock compensation on stock warrants...............     --           --            --            469             --
Amortization of unearned compensation..............     --          124            --            124             --
Tax benefit related to stock options...............     --           --            --            162             --
Repurchase of 12,000 shares of common stock, at cost    --           --            --           (126)            --
Net income.........................................     --           --            --          8,488          8,488
Dividends..........................................     --           --            --           (778)            --
Foreign currency translation adjustments ..........     --           --         1,375          1,375          1,375
                                                   -------      -------       -------        -------        -------

Balance, January 2, 2004...........................$    --      $    --       $   505        $79,054       $  9,863
                                                   =======      =======       =======        =======       ========



                  The accompanying notes are an integral part of these consolidated financial statements



                                              SAUCONY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE FISCAL YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND JANUARY 4, 2002

                                                  (in thousands)


                                                                              2003           2002           2001
                                                                              ----           ----           ----

Cash flows from operating activities:
   Net income (loss).......................................................$   8,488      $   5,243       $   (940)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Plant closing and other (credits) charges ............................      (35)          (123)         1,725
     Depreciation and amortization.........................................    1,337          1,597          1,969
     Provision for bad debt and discounts..................................    5,019          4,752          5,767
     Deferred income tax provision (benefit)...............................     (267)            91           (656)
     Compensation from stock grants and options............................      593             87             38
     Litigation settlement benefit.........................................     (566)            --             --
     Minority interest in income of consolidated subsidiaries..............      146            173            101
     Short-term investments - net unrealized gains.........................      (19)            --             --
     Marketable securities - unrealized (gains) losses.....................       --             --             32
     Gain on sale of former manufacturing facility.........................     (329)            --             --
     Other.................................................................      184            (20)            12
Changes in operating assets and liabilities, net of effects
   of dispositions and foreign currency adjustments:
Decrease (increase) in assets:
   Accounts receivable.....................................................   (7,528)        (5,374)         6,060
   Inventories.............................................................    6,163          1,848          9,418
   Prepaid expenses and other current assets...............................      (36)            45             (8)
Increase (decrease) in liabilities:
   Letters of credit payable...............................................       --             --         (3,472)
   Accounts payable........................................................      638          1,862          3,484
   Accrued expenses........................................................    1,378          1,295         (2,286)
   Income taxes............................................................     (121)         1,754            344
                                                                             -------        -------         ------
Total adjustments..........................................................    6,557          7,987         22,528
                                                                             -------        -------         ------
Net cash provided by operating activities..................................   15,045         13,230         21,588
                                                                             -------        -------         ------

Cash flows from investing activities:
   Purchases of property, plant and equipment..............................   (1,667)          (777)        (1,326)
   Change in deposits and other............................................     (159)            94             62
   Purchases of short-term investments.....................................   (5,769)            --             --
   Proceeds from the sale of manufacturing facility, net of cost to sell...      686             --             --
   Share purchase - Saucony Canada, Inc....................................     (547)            --             --
   Marketable securities - realized (gain) loss............................       --             99             15
   Proceeds from the sale of marketable securities.........................       --            197             --
   Proceeds from the sale of equipment.....................................       --             90              1
                                                                             -------         ------         -------
Net cash used by investing activities......................................   (7,456)          (297)        (1,248)
                                                                             -------         ------         -------

Cash flows from financing activities:
   Net short-term borrowings (payments)....................................       --             --         (2,474)
   Repayment of long-term debt and capital lease obligations...............       --            (88)          (226)
   Common stock repurchased................................................     (126)          (880)          (132)
   Issuances of common stock, stock option exercises.......................      644            329             84
   Dividends on common stock...............................................     (518)            --             --
   Debt financing costs....................................................       --            (87)            --
   Receipt of payment on notes receivable..................................       --            312             --
                                                                             -------        -------        -------
Net cash used by financing activities......................................       --           (414)        (2,748)
Effect of exchange rate changes on cash and cash equivalents...............     (291)          (263)          (103)
                                                                             -------        -------        -------
Net increase in cash and cash equivalents..................................    7,298         12,256         17,489
Cash and cash equivalents at beginning of period...........................   34,483         22,227          4,738
                                                                           ---------      ---------       --------
Cash and cash equivalents at end of period.................................$  41,781      $  34,483       $ 22,227
                                                                           =========      =========       ========


              The accompanying notes are an integral part of these consolidated financial statements

                         SAUCONY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the Years Ended January 2, 2004, January 3, 2003 and January 4, 2002

     (in thousands, except percentages, employee data and per share amounts)


1.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Business Activity
     -----------------

     The Company designs, develops and markets performance-oriented athletic footwear, athletic apparel and casual leather footwear. The Company markets its products principally to domestic and international retailers and distributors.


     Reporting Period
     ----------------

     The Company's fiscal year ends on the first Friday falling on or after December 31, resulting in fiscal years of 52 or 53 weeks. The consolidated financial statements and notes for 2003, 2002 and 2001 represent the fiscal years ended January 2, 2004, January 3, 2003 and January 4, 2002, respectively. There were 52 weeks in each of fiscal 2003, fiscal 2002 and fiscal 2001.


     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Saucony, Inc. and all of its wholly owned and majority-owned subsidiaries.

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


     Revenue Recognition
     -------------------

     Sales, net of discounts and estimated returns and allowances, and related costs of sales are recognized upon shipment when title and all the rewards and risks of loss have been transferred to the buyer, there are no uncertainties regarding acceptance, there exists persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is reasonably assured. Provisions for returns and allowances are determined on the basis of past experience and the receipt of notification of pending returns. Royalty revenue is recognized based on licensee's sales that incorporate our trademarks.


     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents include all short-term deposits with an original maturity of three months or less.

     Short-Term Investments
     ----------------------

     Short-term investments which consist primarily of obligations of United States governmental agencies and commercial paper with original maturities of 91 days to one year. The securities are classified as trading securities, which are carried at fair value based upon the quoted market prices of those investments at January 2, 2004. Net realized and unrealized gains and losses on trading securities are included in the determination of net income and are reported in non-operating income.

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


     Property, Plant and Equipment
     -----------------------------

     Land, buildings and equipment, including significant improvements to existing facilities, are recorded at cost. The assets are depreciated over their estimated useful lives or lease terms, if shorter, using the straight-line method. The estimated useful lives of the assets are: 33 years for buildings, 15 years for building improvements and three to fifteen years for machinery and equipment. Major additions and betterments are capitalized. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are removed from the accounts. Gains or losses resulting from the retirement or disposition of property, plant and equipment are included in other non-operating income.


     Deferred Charges
     ----------------

     Deferred charges consist primarily of acquired software licenses, trademarks and debt financing costs. Software licenses and trademarks are amortized over five years. Debt financing costs are amortized over the two year term of the financing agreement, using the interest method.

     Intangible assets are amortized over their estimated useful lives which range from two to five years. The Company has recorded no intangible assets with indefinite lives other than goodwill. The Company reviews intangible assets when indications of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets as of January 2, 2004 and January 3, 2003 are as follows:

                                                          2003                                   2002
                                                       Accumulated                             Accumulated
                                             Cost     Amortization     Net            Cost    Amortization     Net
                                             ----     ------------     ---            ----    ------------     ---


          Software licenses................$  1,060    $    (992)    $   68         $  1,060    $   (928)    $   132
          Capitalized debt
             financing costs...............      87          (76)        11               87         (14)         73
          Other............................     444         (399)        45              381        (378)          3
                                           --------    ----------    ------         --------    ---------    -------
          Total............................$  1,591    $  (1,467)    $  124         $  1,528    $ (1,320)    $   208
                                           ========    =========     ======         ========    ========     =======


     Amortization of intangible assets was $149, $117 and $91, respectively, in fiscal 2003, fiscal 2002 and fiscal 2001.

     The estimated future amortization expense of intangible assets is as follows:

                2004................................$   77
                2005................................    41
                2006................................     5
                2007................................     1
                2008 and thereafter.................    --
                                                    ------
                Total...............................$  124
                                                    ======

     Goodwill
     --------

     Goodwill, represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", "SFAS 142". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition. The statement also addresses financial accounting and reporting for goodwill and other intangibles subsequent to their acquisition. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" "APB 17". Under SFAS 142, the amortization of goodwill ceased and the Company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate that it may be impaired. The Company adopted SFAS 142 on January 5, 2002 and discontinued amortizing goodwill. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows. In applying SFAS 142 the Company performed the transitional assessment and impairment test required as of January 5, 2002 and determined that there was no impairment of goodwill. The Company completed annual tests for impairment at January 3, 2003 and January 2, 2004 and determined that goodwill was not impaired. At January 2, 2004 and January 3, 2003, the carrying value of goodwill was $912.

     The transitional disclosure of reported earnings for the fiscal years ended January 2, 2004, January 3, 2003 and January 4, 2002, as adjusted, is presented in the table below:

                                                                       2003           2002         2001
                                                                       ----           ----         ----

         Net income (loss), as reported..............................$ 8,488        $ 5,243      $  (940)
         Addback amortization of goodwill, net of tax................     --             --           79
                                                                     -------        -------      -------
         Adjusted net income (loss)..................................$ 8,488        $ 5,243      $  (861)
                                                                     =======        =======      =======

         Earnings per share:
           Basic
           Class A
              Net income (loss), as reported.........................$  1.31        $  0.81      $ (0.15)
              Addback amortization of goodwill, net of tax...........     --             --         0.02
                                                                     -------        -------      -------
              Adjusted net income (loss).............................$  1.31        $  0.81      $ (0.13)
                                                                     =======        =======      =======

           Class B
              Net income (loss), as reported.........................$  1.44        $  0.89      $ (0.16)
              Addback amortization of goodwill, net of tax...........     --             --         0.01
                                                                     -------        -------      -------
              Adjusted net income (loss).............................$  1.44        $  0.89      $ (0.15)
                                                                     =======        =======      =======

           Diluted
           Class A
              Net income (loss), as reported.........................$  1.26        $  0.80      $ (0.15)
              Addback amortization of goodwill, net of tax...........     --             --         0.02
                                                                     -------        -------      -------
              Adjusted net income (loss).............................$  1.26        $  0.80      $ (0.13)
                                                                     =======        =======      =======

           Class B
              Net income (loss), as reported.........................$  1.38        $  0.88      $ (0.16)
              Addback amortization of goodwill, net of tax...........     --             --         0.01
                                                                     -------        -------      -------
              Adjusted net income (loss).............................$  1.38        $  0.88      $ (0.15)
                                                                     =======        =======      =======



     Income Taxes
     ------------

     Income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of January 2, 2004 and January 3 2003 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law. See note 13 for further discussion on income taxes.


     Earnings per Share
     ------------------

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

     Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is presented. See Note 12 for the calculation of basic and diluted earnings per share under the two-class method.


     Comprehensive Income
     --------------------

     Comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under U.S. generally accepted accounting principles, comprising items previously reported directly in stockholders' equity.

     The financial statements of the Company's foreign subsidiaries are measured using the current rate method. Under the current rate method, assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative foreign currency translation adjustments have been recorded in Accumulated Other Comprehensive Income (Loss), a component of stockholders' equity. Foreign currency translation adjustments amounted to $1,375 and $431, respectively, for 2003 and 2002. Net losses from foreign currency translation adjustments amounted to $509 in 2001 and is recorded in Accumulated Other Comprehensive Income (Loss).


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

     Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards in 2003, 2002 and 2001, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below. Pro forma net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, pro forma earnings per share for each class of common stock is determined according to dividends declared. Pro forma net income allocated to Class A common stockholders and Class B common stockholders and the calculation of pro forma basic and diluted earnings per share are as follows:


                                                       2003                      2002                     2001
                                               --------------------      --------------------     --------------------
                                                Basic      Diluted        Basic      Diluted       Basic      Diluted
                                                -----      -------        -----      -------       -----      -------

       Net income (loss):
       As reported.........................    $ 8,488    $ 8,488        $ 5,243     $ 5,243      $  (940)   $  (940)
       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax
        benefit............................         23         23             26          26           22         22
       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all awards,
        net of related tax benefit.........     (1,161)    (1,161)          (710)       (710)        (768)      (768)
                                               -------    -------        -------     -------      -------    -------
       Pro forma net income (loss).........    $ 7,350    $ 7,350        $ 4,559     $ 4,559      $(1,686)   $(1,686)
                                               =======    =======        =======     =======      =======    =======


       Pro forma net income  (loss) allocated:
         Class A common stock..............    $ 2,868    $ 2,743        $ 1,808     $ 1,784      $  (673)   $  (673)
         Class B common stock..............      4,482      4,607          2,751       2,775       (1,013)    (1,013)
                                               -------    -------        -------     -------      -------    -------
                                               $ 7,350    $ 7,350        $ 4,559     $ 4,559      $(1,686)   $(1,686)
                                               =======    =======        =======     =======      =======    =======

       Pro forma earnings per share:
       Class A common stock
       As reported.........................    $  1.31    $  1.26       $   0.81     $  0.80      $ (0.15)   $ (0.15)
       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax..       0.00       0.00           0.00        0.00         0.00       0.00
       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all awards,
        net of related tax benefit.........      (0.17)     (0.17)         (0.10)      (0.10)       (0.11)     (0.11)
                                               -------    -------        -------     -------      -------    -------
       Pro forma net income (loss)
        per share..........................    $  1.14    $  1.09        $  0.71     $  0.70      $ (0.26)   $ (0.26)
                                               =======    =======        =======     =======      =======    =======

       Class B common stock
       As reported.........................    $  1.44    $  1.38        $  0.89     $  0.88      $ (0.16)   $ (0.16)
       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax..       0.00       0.00           0.00        0.00         0.00       0.00
       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all awards,
        net of related tax benefit.........      (0.19)     (0.18)         (0.11)      (0.11)       (0.13)     (0.13)
                                               -------    -------        -------     -------      -------    -------
       Pro forma net income (loss)
        per share..........................    $  1.25    $  1.20        $  0.78     $  0.77      $ (0.29)   $ (0.29)
                                               =======    =======        =======     =======      =======    =======

     See Note 13 for the weighted-average assumptions incorporated into the Black-Scholes option-pricing model, used to calculate the fair value stock-based employee compensation.

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

     From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains or losses on forward contracts which do not qualify for special hedge accounting are recorded in current earnings in other non-operating income or expense. Gains and losses that qualify for special hedge accounting are recorded in "Accumulated Other Comprehensive Income (Loss)" in the statement of stockholders' equity.


     Advertising and Promotion
     -------------------------

     Advertising and promotion costs, including print media production costs, are expensed as incurred. Advertising and promotion expense amounted to $7,308, $7,313 and $10,885 for 2003, 2002 and 2001, respectively.


     Impairment Accounting
     ---------------------

     The Company reviews the recoverability of its long-lived assets (property, plant and equipment and trademarks) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change. During fiscal 2003 we determined that certain of our factory outlet division assets were impaired and recorded a charge of $15 to reduce the assets to their estimated realizable value.


     Research and Development Expenses
     ---------------------------------

     Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,673, $1,611 and $1,135 for 2003, 2002 and 2001, respectively.


     Related Party Transactions
     --------------------------

     At January 4, 2002, the Company held notes of $179 and $124, respectively, from two officers of the Company who are also directors and principal shareholders of the Company's Class A Common Stock. The notes, which were included as a component of stockholders' equity, were due and were repaid on March 17, 2002, were full recourse notes and accrued interest at 9.0% per annum. Interest income from the two notes amounted to $9 and $18 for 2002 and 2001, respectively.

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

     Reclassifications
     -----------------

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current year presentation.


     Recent Accounting Pronouncements
     --------------------------------

     SFAS 150
     --------

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


     SFAS 149
     --------

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


     FIN 46 and FIN 46-R
     -------------------

     In January 2003 and December 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46- R require the consolidation of these entities, know as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIE's or potential VIE's, referred to as special purpose entities, for periods ending after December 15, 2003, of which we had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46-R is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.   Short-Term Investments:
     ----------------------

     As of January 4, 2002, the Company's holdings in short-term investments consisted primarily of obligations of United States governmental agencies and commercial paper with original maturities of 91 days to one year, which are classified as trading securities.

     The cost of the securities held at January 2, 2004 was $5,769. As of January 2, 2004, the market value of such securities was $5,788.

     Included in the determination of net income for the years ended January 2, 2004 were realized gains of $74 and net unrealized gains of $19.


3.   Inventories:
     -----------

     Inventories at January 2, 2004 and January 3, 2003 consisted of the following:

                                               2003                 2002
                                               ----                 ----

         Finished goods.....................$  22,322            $  26,528
         Raw materials and supplies.........       34                  480
         Work-in-process....................       65                  193
                                            ---------            ---------
         Total..............................$  22,421            $  27,201
                                            =========            =========


4.   Assets Held for Sale:
     --------------------

     On November 7, 2003, the Company completed the sale of its Bangor, Maine real property which had previously been used in the assembly of domestic Saucony footwear. The following table summarizes the sale of the Bangor, Maine real property:


            Gross proceeds...................................    $ 763
            Transaction expenses.............................       77
                                                                 -----
            Net proceeds.....................................      686
            Net book value of facility.......................      357
                                                                 -----
            Gain on sale.....................................    $ 329
                                                                 =====

     The gain realized from the sale was recorded in operating income for the Saucony segment.

     The Bangor, Maine real property was included in Current Assets on the balance sheet at January 3, 2003 as Assets "Assets Held for Sale".

5.   Property, Plant and Equipment:
     -----------------------------

     Major classes of property, plant and equipment at January 2, 2004 and January 3, 2003 were as follows:

                                                    2003          2002
                                                    ----          ----

         Land and improvements....................$    494      $    494
         Buildings and improvements...............   6,068         5,920
         Machinery and equipment..................  12,272        12,280
         Leasehold improvements...................     719           556
                                                  --------      --------
                                                  $ 19,553      $ 19,250
         Less accumulated depreciation
         and amortization.........................  13,352        13,536
                                                  --------      --------
         Total....................................$  6,201      $  5,714
                                                  ========      ========


6.   Accrued Expenses:

     Accrued expenses at January 2, 2004 and January 3, 2003 consisted of the following:

                                                              2003          2002

        Payroll and incentive compensation.................$ 3,244       $ 2,350
        Income taxes.......................................    856           936
        Inventory freight and duty.........................    891           818
        Professional fees..................................    316           307
        Sales commissions..................................    370           301
        Selling and advertising............................    356           300
        Dividends..........................................    260            --
        Forward contracts - fair value adjustment..........    420           181
        Plant closing and other charges....................     --            36
        Other..............................................  2,831         2,571
                                                           -------       -------
        Total..............................................$ 9,544       $ 7,800
                                                           =======       =======


7.   Employee Retirement Plans:
     -------------------------

     The Company has  maintained  a qualified  retirement  savings  plan (401(k)
     Plan) since 1991. All United States employees of the Company who meet the minimum age and service requirements are eligible to participate in the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan equal to a certain percentage of the participating employees' contributions, subject to the limitations imposed by the 401(k) Plan and the Internal Revenue Code. The Company's contributions amounted to $197, $155 and $175 for 2003, 2002 and 2001, respectively.

     The Company has a deferred compensation program (DCP) to provide key executives and highly compensated employees with supplemental retirement benefits. Eligibility is determined by the Company's Board of Directors. The DCP is not qualified under Section 401 of the Internal Revenue Code. The Company may make discretionary contributions to the DCP equal to a certain percentage of the participants' contributions. The Company's contributions amounted to $16, $17 and $19 for 2003, 2002 and 2001, respectively.

     At the 2001 Annual Meeting of Stockholders held on May 24, 2001, the stockholders approved the Company's 2001 Employee Stock Purchase Plan (Employee Stock Purchase Plan), adopted by the Company's Board of Directors on April 6, 2001. An aggregate of 250,000 shares of Class B Common Stock, $0.33-1/3 par value per share, of Saucony, Inc. have been reserved by the Company and may be issued under the Employee Stock Purchase Plan, of which a total of 214,000 shares remained available for issuance as of January 2, 2004. The plan provides employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company through accumulated payroll deductions, at a price per share equal to 85% of the fair market value of a share of common stock on the enrollment date or on the purchase date, whichever is lower. The plan qualifies as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code and its provisions are construed so as to extend and limit participation in a manner consistent with the requirements of that section of the code.

     All employees who meet minimum age and service requirements are eligible to participate in the 2001 Employee Stock Purchase Plan. Employee payroll deductions associated with the 2001 Employee Stock Purchase Plan began in September 2001. There were 24,949 and 11,294 shares of common stock purchased under the plan, respectively, in 2003 and 2002. There were no purchases of common stock made under the plan in 2001.

8.   Commitments and Contingencies:
     -----------------------------

     Operating Lease Commitments
     ---------------------------

     The Company is obligated under various operating leases for equipment and rental space through 2010. Total equipment and rental expenses for 2003, 2002 and 2001 were $1,715, $1,602 and $1,720, respectively.

     Future minimum equipment and rental payments:

                  2004 ..............................$ 1,881
                  2005 ..............................$ 1,381
                  2006 ..............................$   970
                  2007...............................$   830
                  2008 and thereafter................$   720


     Short-Term Borrowing Arrangements
     ---------------------------------

     In August 2002, the Company entered into a revolving credit agreement, as amended, under the terms of which a bank committed up to a maximum of $15,000 to the Company for cash borrowings and letters of credit. The credit facility terminates on August 31, 2004. Maximum borrowings under the credit facility are limited to the lesser of $15,000 or the sum of 65% of eligible receivables plus 20% of eligible finished goods inventory. Borrowings under the credit facility are made at our election at the bank's prime rate of interest less 1.0% or at the LIBOR rate plus 1.5%. In addition, the Company pays a quarterly commitment fee of 0.25% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness and restrictions on the annual amount of equipment financing and capital lease indebtedness. As amended in January 2004, the credit facility permits the Company to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, its capital stock, in a total amount of up to $5,000 in any fiscal year. The Company was in compliance with all covenants of the credit facility at January 2, 2004. At January 2, 2004, there were no borrowings outstanding under the facility. We had open commitments under letters of credit in the amount of $747 at January 2, 2004.

     Saucony Canada, Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a credit line of 1,500 Canadian Dollars for cash borrowings and letters of credit. At January 2, 2004, there were no borrowings or letters of credit outstanding under this credit facility.

     Employment Agreements
     ---------------------

     The Company has entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $934, annual consumer price index adjustments, life insurance coverage, cash bonuses calculated as a percentage of the Company's consolidated pre-tax income. The employment agreements were scheduled to expire in August 2003, but were extend automatically for additional one-year terms beginning upon such scheduled expiration. unless prior notice is given by the Company or the employee. The Company has included an aggregate bonus expense to these executives of $681, $511 and $0 in general and administrative expenses for 2003, 2002 and 2001, respectively. Included in accrued expenses at January 2, 2004 and January 3, 2003, are accrued bonus expense of $681 and $511, respectively.


     Litigation
     ----------

     The Company is involved in routine litigation incident to its business. In management's opinion, none of these proceedings is expected to have a material adverse effect on the Company's financial position, operations or cash flows. See Note 15 for discussion of the Company's favorable litigation settlement in fiscal 2003.


9.   Common Stock:
     ------------

     The Company has two classes of Common Stock. The Class A Common Stock has voting rights. The Class B Common Stock is non-voting, except with respect to amendments to the Company's Articles of Organization that alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely and as otherwise required by law. The Class B Common Stock has certain features, including a "Class B Protection" feature and a feature pursuant to which the Class B Common Stock is entitled to receive regular cash dividends equal to 110% of the regular cash dividends payable on Class A Common Stock, if any, which are intended to minimize the economic reasons for the Class A Common Stock to trade at a premium compared to the Class B Common Stock. The other terms of the Class A Common Stock and Class B Common Stock, including rights with respect to special cash dividends, stock dividends, stock splits, consideration payable in a merger or consolidation and distributions upon liquidation, generally are the same.

     The following table summarizes the activity for the Class A Common Stock and Class B Common Stock, for the periods ended January 4, 2002, January 3, 2003 and January 2, 2004:

                                                                          Class A                   Class B
                                                                       Common Stock              Common Stock
                                                                       ------------              ------------

           Shares outstanding at January 5, 2001.....................   2,570,127                 3,513,969
           Shares issued.............................................          --                    17,930
           Shares repurchased........................................      (3,380)                  (16,096)
                                                                        ---------                 ---------
           Shares outstanding at January 4, 2002.....................   2,566,747                 3,515,803
           Shares issued.............................................          --                    68,944
           Shares repurchased........................................     (41,700)                  (53,130)
                                                                        ---------                 ---------
           Shares outstanding at January 3, 2003.....................   2,525,047                 3,531,617
           Shares issued.............................................          --                   104,217
           Shares repurchased........................................      (4,400)                   (7,600)
                                                                        ---------                 ---------
           Shares outstanding at January 2, 2004.....................   2,520,647                 3,628,234
                                                                        =========                 =========

     As of January 2, 2004, January 3, 2003 and January 4, 2002, the number of shares of Class A Common Stock and Class B Common Stock held in Treasury were as follows:

                                                                       Total
                                      Class A        Class B        Class A and
                                      Common         Common       Class B Common
                                       Stock          Stock            Stock
                                       -----          -----            -----

         January 2, 2004..............190,480        582,326          772,806
         January 3, 2003..............186,080        574,726          760,806
         January 4, 2002..............144,380        521,596          665,976


10.  Dividends
     ---------

     On July 16, 2003, the Company paid its first regular quarterly cash dividends, in the amount of $0.040 per share on the Class A Common Stock and $0.044 per share on the Class B Common Stock, to all stockholders of record at the close of business on June 18, 2003. The Company also paid quarterly dividends in the same amount on October 16, 2003. The aggregate of all dividends paid in 2003 was $518. On November 6, 2003, the Company's Board of Directors declared regular quarterly cash dividends, in the amount of $0.040 per share on the Class A Common Stock and $0.044 per share on the Class B Common Stock. The dividends were paid on January 15, 2004 to all stockholders of record at the close of business on December 18, 2003. As of January 2, 2004, $260, representing the aggregate dividend liability for the January 15, 2004 dividend was recorded in current liabilities, under accrued expenses. The Company's corporate charter provides that regular cash dividends paid on Class B Common Stock are to be in an amount equal to 110% of the amount paid on Class A Common Stock.

     In January 2004, the Company amended its credit facility to reduce the restrictions in the facility on the Company's ability to pay cash dividends, make other distributions on its common stock and repurchase or redeem its capital stock. As amended, the credit facility permits the Company to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, its capital stock, in a total amount of up to $5,000 in any fiscal year.

     See Note 23 for the discussion of the Company's special dividend.


11.  Stock Options and Stock Purchase Warrants:
     -----------------------------------------

     1993 Equity Incentive Plan
     --------------------------

     Under the Company's 1993 Equity Incentive Plan (Equity Incentive Plan), approved by the Company's stockholders on May 25, 1993, the Company may grant incentive stock options and restricted stock awards to officers, key employees and Directors of the Company. Outside consultants and advisors to the Company are eligible to receive non-statutory stock options and awards of restricted stock.

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

     The Board of Directors has delegated its powers under the Equity Incentive Plan to the Compensation Committee of the Board of Directors. At January 2, 2004, a total of 1,900,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Plan. The Equity Incentive Plan expires on April 7, 2003, at which time no further options or stock awards may be granted.

     The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan for the three-year reporting period ended January 2, 2004:

                                                                     Shares
                                                                     ------

          Shares available at January 5, 2001....................    870,913
          Awards granted.........................................   (284,801)
          Options expired or cancelled...........................     72,465
                                                                    --------
          Shares available at January 4, 2002....................    658,577
          Awards granted.........................................   (160,000)
          Options expired or cancelled...........................    128,621
                                                                    --------
          Share available at January 3, 2003.....................    627,198
          Awards granted.........................................   (157,750)
          Options expired or cancelled...........................     39,112
                                                                    --------
          Shares available at January 2, 2004....................    508,560
                                                                    ========

     The Equity Incentive Plan expired on April 7, 2003 and no further new awards may be made under the plan. However, awards outstanding under the plan remain outstanding in accordance with their terms.


     2003 Equity Plan
     ----------------

     On May 21, 2003 the Company's stockholders approved the 2003 Stock Incentive Plan (Stock Incentive Plan), which had been adopted by the Board of Directors on February 20, 2003. Under the Stock Incentive Plan Company may grant incentive stock options and restricted stock awards to officers, key employees and Directors of the Company. Outside consultants and advisors to the Company are eligible to receive non-statutory stock options and awards of restricted stock.

     The Stock Incentive Plan is administered by the Board of Directors, which, at its sole discretion, grants options to purchase shares of Common Stock and makes awards of restricted stock. The purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, that in the case of incentive stock options, the purchase price may not be less than 100% of the fair market value of such stock at the time of grant of the option. The terms of option agreements are established by the Board of Directors, except in the case of incentive stock options, the term of which may not exceed ten years, or five years for certain principal stockholders. The vesting schedule is subject to the discretion of the Board of Directors.

     Restricted stock awards granted under the Stock Incentive Plan entitle recipients to purchase shares of the Company's Common Stock subject to restrictions concerning the sale, transfer and other disposition of the shares issued until such shares are vested. The Board of Directors determines the purchase price, which may be less than the fair market value of the Common Stock, and the vesting schedule for such awards.

     The Board of Directors has delegated its powers under the Equity Incentive Plan to the Compensation Committee of the Board of Directors. At January 2, 2004, a total of 1,750,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Plan. No award may be made under the Stock Incentive Plan after February 19, 2013.

     The following table summarizes the awards available for grant under the Company's 2003 Equity Incentive Plan for the period ended January 2, 2004:

                                                                Shares
                                                                ------

          Shares reserved....................................  1,750,000
          Awards granted.....................................   (602,785)
          Options expired or cancelled.......................         --
                                                               ---------
          Shares available at January 2, 2004................  1,147,215
                                                               =========

     The following table summarizes the Company's stock option activity for the periods ended January 4, 2002, January 3, 2003 and January 2, 2004:

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise             Option
                                                                Shares             Price            Price Range
                                                               ---------         --------      --------------------

           Outstanding at January 5, 2001.....................   638,677         $  9.59       $  4.00   -  $ 19.88
                Granted.......................................   284,801         $  6.64       $  4.50   -  $ 10.50
                Exercised.....................................   (17,930)        $  4.67       $  4.00   -  $  5.13
                Forfeited.....................................   (65,465)        $  7.63       $  4.13   -  $ 14.63
                Expired.......................................    (7,000)        $  4.19       $  4.00   -  $  4.44
                                                               ---------
           Outstanding at January 4, 2002.....................   833,083         $  8.89       $  4.00   -  $ 19.88
                Granted.......................................   160,000         $  6.67       $  5.90   -  $  9.30
                Exercised.....................................   (57,650)        $  4.78       $  4.00   -  $  7.06
                Forfeited.....................................   (96,771)        $  9.45       $  4.00   -  $ 14.69
                Expired.......................................   (35,850)        $  4.84       $  4.44   -  $  5.36
                                                               ---------
           Outstanding at January 3, 2003.....................   802,812         $  8.85       $  4.00   -  $ 19.88
                Granted.......................................   760,535         $ 14.67       $  5.50   -  $ 17.88
                Exercised.....................................   (79,268)        $  6.52       $  4.13   -  $ 12.50
                Forfeited.....................................   (37,212)        $ 11.39       $  4.13   -  $ 19.88
                Expired.......................................    (1,900)        $  4.71       $  4.44   -  $  6.50
                                                               ---------
           Outstanding at January 2, 2004..................... 1,444,967         $ 11.98       $  4.00   -  $ 17.88
                                                               =========



     Options exercisable for shares of the Company's Class A and Class B Common Stock as of January 4, 2002, January 3, 2003 and January 2, 2004 are as follows:

                                                                 Options Exercisable
                                         --------------------------------------------------------------------

                                                                                          Weighted Average
                                                                                           Exercise Price
                                                                                       ----------------------
                                         Class A         Class B                       Class A        Class B
                                         Common          Common                        Common         Common
                                          Stock           Stock          Total          Stock          Stock
                                         -------        --------         -----         -------        -------

          January 4, 2002..............     --           396,209        396,209          --           $ 8.81
          January 3, 2003..............     --           435,736        435,736          --           $ 9.30
          January 2, 2004..............     --           513,123        513,123          --           $ 9.60

     The following table summarizes information about stock options outstanding at January 2, 2004:

                                               Options Outstanding                      Options Exercisable
                                   ------------------------------------------        --------------------------
                                                      Weighted
                                      Shares           Average       Weighted           Shares         Weighted
                                    Outstanding       Remaining       Average         Exercisable       Average
                 Range of               at           Contractual     Exercise             at           Exercise
              Exercise Prices      Jan. 2, 2004     Life (Years)       Price         Jan. 2, 2004        Price
          -------------------      ------------     ------------     --------        ------------      --------

          $  4.00   - $  4.75              850          1.48         $  4.44                850        $  4.44
          $  5.13   - $  5.90          128,940          3.48         $  5.51             83,460        $  5.41
          $  6.00   - $  6.95          129,200          6.99         $  6.30             71,933        $  6.27
          $  7.01   - $  7.77          150,034          6.85         $  7.15            100,283        $  7.13
          $  8.06   - $  8.59            4,100          7.59         $  8.31              1,050        $  8.31
          $  9.30   - $  9.88            7,550          8.72         $  9.39              1,300        $  9.34
          $ 10.00   - $ 10.55          145,139          7.77         $ 10.26                300        $ 10.19
          $ 11.25   - $ 11.80          181,150          6.33         $ 11.38            139,900        $ 11.38
          $ 12.13   - $ 12.50           38,191          1.10         $ 12.13             22,881        $ 12.31
          $ 13.34   - $ 13.89           37,278          4.12         $ 13.52             14,566        $ 13.34
          $ 14.00   - $ 14.68           35,750          3.51         $ 14.60             24,600        $ 14.68
          $ 16.16   - $ 16.60          559,009          9.16         $ 16.24             40,000        $ 16.16
          $ 17.13  -  $ 17.88           27,776          2.73         $ 17.47             12,000        $ 17.13
                                     ---------                                          -------
                                     1,444,967                                          513,123
                                     =========                                          =======


     On March 12, 2001, the Company issued common stock purchase warrants to purchase, in the aggregate, 50,250 shares of the Company's Class B Common Stock at a per share price of $7.00 to five footwear suppliers. The stock purchase warrants vest in five equal annual installments, commencing on March 12, 2002 and expire on March 12, 2006. The stock purchase warrant grant was approved by the Company's Board of Directors on February 27, 2001. The warrants were issued for no cash consideration; but rather as an incentive to the recipients of the warrants to satisfy specific performance criteria which support the Company's financial and operating goals. On December 31, 2003, the Board of Directors amended the terms of the stock purchase warrants to provide that the warrants vested in full as of December 31, 2003. The right to exercise the warrants is subject to the satisfaction of specific performance criteria by each of the recipients. See Note 13 for further discussion of the stock warrant fair value and annual stock-based compensation expense.

12.  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended January 2, 2004, January 3, 2003 and January 4, 2002:

                                                    2003                    2002                     2001
                                           -------------------      -------------------      -------------------
                                             Basic     Diluted       Basic      Diluted       Basic      Diluted
                                             -----     -------       -----      -------       -----      -------

       Net income (loss) available for
         common shares and
         assumed conversions...............$ 8,488     $ 8,488      $ 5,243     $ 5,243      $  (940)    $  (940)
                                           =======     =======      =======     =======      =======     =======

       Weighted-average common shares
         and equivalents outstanding:

       Weighted-average shares
          outstanding......................  6,104       6,104        6,107       6,107        6,080       6,080

       Effect of dilutive securities:
         Stock options.....................     --         245           --          76           --          --
         Stock purchase warrants...........     --          22           --           3           --          --
                                           -------     -------      -------     -------      -------     -------
                                             6,104       6,371        6,107       6,186        6,080       6,080
                                           =======     =======      =======     =======      =======     =======

       Net income (loss) allocated:
         Class A common stock..............$ 3,312     $ 3,168      $ 2,080     $ 2,052      $  (375)    $  (375)
         Class B common stock..............  5,176       5,320        3,163       3,191         (565)       (565)
                                           -------     -------      -------     -------      -------     -------
                                           $ 8,488     $ 8,488      $ 5,243     $ 5,243      $  (940)    $  (940)
                                           =======     =======      =======     =======      =======     =======

       Weighted-average common shares
         and equivalents outstanding:
          Class A common stock.............  2,521       2,521        2,563       2,563        2,567        2,567
          Class B common stock ............  3,583       3,850        3,544       3,623        3,513        3,513
                                           -------     -------      -------     -------      -------      -------
                                             6,104       6,371        6,107       6,186        6,080        6,080
                                           =======     =======      =======     =======      =======      =======

       Earnings per share:
         Class A common stock..............$  1.31     $  1.26      $  0.81     $  0.80      $ (0.15)     $ (0.15)
                                           =======     =======      =======     =======      =======      =======

         Class B common stock..............$  1.44     $  1.38      $  0.89     $  0.88      $ (0.16)     $ (0.16)
                                           =======     =======      =======     =======      =======      =======


     Options to purchase 336,000 and 312,000 shares of common stock were outstanding at January 2, 2004 and January 3, 2003, respectively, were not included in the computations of earnings per share since the options were anti-dilutive. Stock warrants to purchase 47,000 shares of common stock outstanding at January 3, 2003, were not included in the computation of earnings per share since the warrants were anti-dilutive.


13.  Accounting for Stock-Based Compensation
     ---------------------------------------

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

     The Company recognizes stock-based compensation arising from the issuance of restricted stock warrants and below market options over the vesting period of the stock grant or option term. Stock-based compensation amounted to $0, $1 and $7 for 2003, 2002 and 2001, respectively.

     The Company issued common stock purchase warrants to purchase, in the aggregate, 50,250 shares of the Company's Class B Common Stock at a per share price of $7.00 to five footwear suppliers. Fair value at date of grant for the warrants was $3.93 per share issuable upon exercise of each warrant. Amortization of stock-based compensation resulting from the stock purchase warrants amounted to $37, $42 and $31 for 2003, 2002 and 2001, respectively, and is recorded as a component of cost of goods sold. In addition, the Company recorded stock-based compensation expense of $566 and $44, respectively, in 2003 and 2002, to record additional stock-based compensation expense to reflect changes in the market value of our Class B Common Stock and is recorded as a component of cost of goods sold. The 2003 stock-based compensation expense includes $416 of stock-based compensation expense recorded as a result of accelerating the vesting on the common stock purchase warrants.

     The weighted average fair value at date of grant for options granted in 2003, 2002 and 2001 was $7.53, $3.18 and $3.57 per share issuable upon exercise of each option, respectively. The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively:

                                                    2003       2002         2001
                                                    ----       ----         ----

        Weighted-average expected life (years)..    5.0        3.3          3.5
        Risk free interest rate.................    3.0%       3.7%         5.0%
        Expected volatility.....................   62.8%      67.3%        71.9%
        Expected dividend yield.................    1.0%       0.0%         0.0%


14.  Income Taxes:
     ------------

     The provision for income taxes was based on pre-tax income (loss) from operations before minority interest which was subject to taxation by the following jurisdictions:

                                           2003          2002            2001
                                           ----          ----            ----
      Pre-tax income (loss):
          United States..................$ 10,316       $ 7,502        $ (1,261)
          Foreign........................   3,258         1,779             897
                                         --------       -------        --------
          Total..........................$ 13,574       $ 9,281        $   (364)
                                         ========       =======        ========


     The provision (benefit) for income taxes consists of the following:

                                                 2003        2002         2001
                                                 ----        ----         ----
       Current:
          Federal..............................$ 3,442     $ 2,293      $   426
          State................................    770         686          165
          Foreign..............................    999         795          540
                                               -------     -------      -------
                                                 5,211       3,774        1,131
                                               -------     -------      -------
       Deferred:
          Federal..............................    101         144         (828)
          State................................     36         (81)        (176)
          Foreign..............................    205         (66)         (39)
                                               -------     -------      -------
                                                   342          (3)      (1,043)
                                               -------     -------      -------

       Change in valuation allowance...........   (613)         94          387
                                               -------     -------      -------
          Total................................$ 4,940     $ 3,865      $   475
                                               =======     =======      =======

     The net deferred tax asset or liability reported on the consolidated balance sheet consists of the following items as of January 2, 2004 and January 3, 2003:

                                                                                        2003        2002
                                                                                        ----        ----
         Net current deferred tax assets:
           Allowance for doubtful accounts and discounts..............................$   373      $   753
           Deferred compensation......................................................    885          568
           Inventory allowances and tax costing adjustments...........................    516          392
           Other accrued expenses.....................................................    242          203
           Foreign loss carryforwards.................................................    324           --
                                                                                      -------      -------
              Total...................................................................$ 2,340      $ 1,916
                                                                                      -------      -------

         Net long-term deferred tax assets:
           Foreign loss carryforwards.................................................$   166      $   612
           State loss carryforward....................................................     49           52
           Valuation allowance........................................................   (215)        (664)
                                                                                      -------      -------
              Total...................................................................$     0      $     0
                                                                                      -------      -------

         Net long-term deferred tax liabilities:
           Investment in limited partnership..........................................$ 1,246      $ 1,195
           Property, plant and equipment..............................................    770          664
                                                                                      -------      -------
              Total...................................................................$ 2,016      $ 1,859
                                                                                      -------      -------

         Net deferred tax asset ......................................................$   324      $    57
                                                                                      =======      =======

     The foreign loss carryforwards relate to operating losses of approximately $1,334, which may be carried forward indefinitely. At January 2, 2004 the Company has determined that it is more likely than not that some of the deferred tax assets resulting from foreign and state operating losses will not be realized.

     The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $6,604 at January 2, 2004

     A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes follows:

                                                                               2003       2002       2001
                                                                               ----       ----       ----

         Expected tax at 34%.................................................$ 4,615    $ 3,155     $ (124)
         State income tax, net of federal benefit............................    532        399         (7)
         Non-deductible expenses and tax-exempt income.......................     78        121         40
         International tax rate differences..................................     81        100        124
         Valuation allowance relating to foreign and state
           operating losses..................................................   (613)        94        387
         Low-income housing tax credits......................................     (3)        (4)        (5)
         Adjustment of tax reserves..........................................    250         --         60
                                                                             -------    -------     ------
         Provision for income taxes..........................................$ 4,940    $ 3,865     $  475
                                                                             =======    =======     ======

15.  Litigation Settlement
     ---------------------

     On May 6, 2003, the United States Bankruptcy Court for the District of Delaware, upon consideration of the Trustee's Motion for Entry of Order Approving Settlement with Saucony, Inc., ordered that the proposed settlement entered into on March 11, 2003, between the trustee, appointed to oversee the liquidation of assets of a former customer of the Company which filed for bankruptcy protection on November 4, 1999, and the Company was approved. On May 16, 2003, the Company paid $530 to settle all preferential claims. As a consequence of the court's approval of the settlement, the Company recorded a pre-tax benefit of $566 in 2003 to reduce the amount accrued as of January 3, 2003. The benefit was recorded in general and administrative expenses.


16.  Plant Closing and Other Charges:
     -------------------------------

     On November 9, 2001, the Company announced the cessation of manufacturing at and the closing of its Bangor, Maine facility. During the fourth quarter of fiscal 2001, the Company relocated its Asian sourcing and quality control office to China, resulting in the closure of its Taiwan office. In addition, in the fourth quarter of 2001, the Company negotiated an early termination and exit of a retail store lease. As a result of these actions, the Company recorded pre-tax charges of $2,108 in fiscal 2001. The closing of the Bangor, Maine facility in January 2002 resulted in the termination of 101 employees, of which 61 were terminated subsequent to January 4, 2002. Assets used extensively by the Bangor, Maine manufacturing facility, the Taiwan office and the retail store were written down to fair market value. Expenses associated with the plant closing and other charges are as follows:

                                                                         Bangor     Taiwan      Retail
                                                                         Plant      Office       Store     Total
                                                                         -----      ------       -----     -----

       Employee severance and termination benefits.....................$ 1,121      $  150      $    4    $ 1,275
       Facility and equipment lease exit costs and
         other non-cancelable contractual commitments..................    228          --         200        428
       Writedown of machinery and equipment
         to fair market value..........................................    248          25          77        350
       Professional fees and other transaction costs...................     47          --           8         55
                                                                       -------      ------      ------    -------
         Total.........................................................$ 1,644      $  175      $  289    $ 2,108
                                                                       =======      ======      ======    =======


     During fiscal 2002, we recorded a pre-tax net benefit of $214 to reduce expenses accrued in the fourth quarter of fiscal 2001, associated with the closing of our Bangor, Maine manufacturing facility and the early termination and exit of a retail store lease. Partially offsetting this pre-tax benefit was a pre-tax charge of $142 to close an underperforming retail store. Expenses associated with the store closing included lease termination and other contractual costs of $51 and $91 to write-off leasehold improvements. A pre-tax benefit of $35 was recorded in fiscal 2003 to terminate the plant-closing accrual.

     Included in accrued expenses at January 4, 2002 are $36 of costs associated with the plant closing and other charges. The charge recorded for the Bangor, Maine plant closing and the Taiwan office closing are included in income before tax for the Saucony segment, while the retail store closing is included in income before tax for the Other Products segment.

     The following table summarizes the activity in the plant closing and other charge accruals for the fiscal years ended January 4, 2002, January 3, 2003 and January 2, 2004:

                                       Employee         Facility         Writedown
                                    Severance and     Closure and       of Equipment      Professional
                                     Termination      Contractual       and Disposal        Fees and
                                       Benefits       Commitments          Costs          Other Costs        Total
                                       --------       -----------          -----          -----------        -----

     Company Total
         Charge........................$ 1,275           $  428           $   350           $   55          $ 2,108
         Payments / utilization........   (382)              --              (260)              (5)            (647)
                                       -------           ------           -------           ------          -------
       Balance, January 4, 2002........    893              428                90               50            1,461
         Payments / utilization........   (787)            (320)              (89)             (15)          (1,211)
         Expense reversal..............    (79)             (99)               (1)             (35)            (214)
                                       -------           ------           -------           ------          -------
       Balance, January 3, 2003........$    27           $    9           $     0           $    0          $    36
         Payments / utilization........     (1)              --                --               --               (1)
         Expense reversal..............    (26)              (9)               --               --              (35)
                                       -------           ------           -------           ------          -------
       Balance, January 2, 2004........$    --           $   --           $    --           $   --          $    --
                                       =======           ======           =======           ======          =======


17.  Geographic Segment Data:
     -----------------------

     The following table summarizes the Company's operations by geographic area for the years ended January 2, 2004, January 3, 2003 and January 4, 2002 and assets as of January 2, 2004, January 3, 2003 and January 4, 2002:

                                                                  2003         2002          2001
                                                                  ----         ----          ----
       Revenues:

         United States.........................................$ 103,718    $ 103,444     $ 106,450
         Canada................................................   12,745       11,700         8,464
         Other international...................................   19,982       18,355        17,450
                                                               ---------    ---------     ---------
                                                               $ 136,445    $ 133,499     $ 132,364
                                                               =========    =========     =========
       International revenues:

         United States - sales to foreign distributors.........$   6,813    $   7,048     $   8,164
         Canada................................................   12,745       11,700         8,464
         Other international...................................   13,169       11,307         9,286
                                                               ---------    ---------     ---------
                                                               $  32,727    $  30,055     $  25,914
                                                               =========    =========     =========
       Inter-area revenues:

         United States.........................................$     253    $     247     $   1,228
         Canada................................................    5,419        6,386         5,363
         Other international...................................    5,399        5,191         4,211
                                                               ---------    ---------     ---------
                                                               $  11,071    $  11,824     $  10,802
                                                               =========    =========     =========
       Total revenues:

         United States.........................................$ 103,971    $ 103,691     $ 107,678
         Canada................................................   18,164       18,086        13,827
         Other international...................................   25,381       23,546        21,661
         Less:  Inter-area eliminations........................  (11,071)     (11,824)      (10,802)
                                                               ---------    ---------     ---------
                                                               $ 136,445    $ 133,499     $ 132,364
                                                               =========    =========     =========
       Operating income (loss):

         United States.........................................$   8,303    $   5,531     $  (2,565)
         Canada................................................    2,323        1,931         1,304
         Other international...................................    2,473        1,659         1,151
         Less:  Inter-area eliminations........................     (102)        (178)         (159)
                                                               ---------    ---------     ---------
                                                               $  12,997    $   8,943     $    (269)
                                                               =========    =========     =========
       Assets:

         United States.........................................$  92,148    $  81,538     $  78,942
         Canada................................................    9,117        6,906         5,222
         Other international...................................    9,668        9,396         7,403
         Less:  Inter-area eliminations........................  (10,740)     (10,300)      (13,467)
                                                               ---------    ---------     ---------
                                                               $ 100,193    $  87,540     $  78,100
                                                               =========    =========     =========

     Revenues are classified based on customer location. Other revenue consists primarily of royalty income. Inter-area revenues consist primarily of inventory shipments to the Company's international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales and cost of sales. Operating income consists of revenue, less cost of sales, selling expenses, general and administrative expenses, plant closing and other charges and the gain on the sale of our former manufacturing facility.

18.  Operating Segment Data:
     ----------------------

     The Company's operating segments are organized based on the nature of products. The operating segments of the Company are as follows:


     Saucony Segment
     ---------------

     Technical running, walking, outdoor trail and Originals footwear and multi-sport and triathlon athletic apparel sold under the Saucony brand name.


     Other Products Segment
     ----------------------

     The Other Products segment aggregates several product lines, none of which individually meets the criteria as defined in SFAS 131 for a reportable segment. Included in Other Products are: Hind multi-sport athletic apparel; Spot-bilt coaches, official, football and soccer cleats, leather walking and workplace footwear; the Company's retail factory outlet stores; and Hyde Authentics casual footwear.

     The following table summarizes the results of the Company's operating segments for the years ended January 2, 2004, January 3, 2003 and January 4, 2002 and identifiable assets as of January 2, 2004, January 3, 2003 and January 4, 2002:


                                                                 2003           2002          2001
                                                                 ----           ----          ----
         Revenues:
            Saucony...........................................$ 112,993      $ 111,035     $ 110,393
            Other Products....................................   23,452         22,464        21,971
                                                              ---------      ---------     ---------
            Total.............................................$ 136,445      $ 133,499     $ 132,364
                                                              =========      =========     =========
         Pre-tax income (loss):
            Saucony...........................................$  11,910      $  10,288     $    (296)
            Other Products....................................    1,664         (1,007)          (68)
                                                              ---------      ---------     ---------
            Total segment pre-tax income (loss)...............   13,574          9,281          (364)
            Provision for income taxes........................    4,940          3,865           475
            Minority interest.................................      146            173           101
                                                              ---------      ---------     ---------
         Net income (loss)....................................$   8,488      $   5,243     $    (940)
                                                              =========      =========     =========
         Assets:
            Saucony...........................................$  91,512      $  75,918     $  62,488
            Other Products....................................    8,681         11,622        15,612
                                                              ---------      ---------     ---------
            Total.............................................$ 100,193      $  87,540     $  78,100
                                                              =========      =========     =========
         Depreciation and amortization:
            Saucony...........................................$   1,064      $   1,332     $   1,668
            Other Products....................................      273            265           301
                                                              ---------      ---------     ---------
            Total.............................................$   1,337      $   1,597     $   1,969
                                                              =========      =========     =========
         Goodwill, net:
            Saucony...........................................$      19      $      19     $      19
            Other Products....................................      893            893           893
                                                              ---------      ---------     ---------
            Total.............................................$     912      $     912     $     912
                                                              =========      =========     =========
         Interest, net income (expense):
            Saucony...........................................$     240      $     327     $     (28)
            Other Products....................................       --             --           (49)
                                                              ---------      ---------     ---------
            Total.............................................$     240      $     327     $     (77)
                                                              =========      =========     =========
         Components of interest, net
            Interest expense..................................$      (5)     $      (5)    $    (213)
            Interest income...................................      245            332           136
                                                              ---------      ---------     ---------
              Interest, net...................................$     240      $     327     $     (77)
                                                              =========      =========     =========

19.  Concentration of Credit Risk:
     ----------------------------

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables.

     The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. Cash equivalents and short-term investments include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. Government. At times such amounts may exceed the Federal Deposit Insurance Corporation limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

     Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition but does not generally require collateral. Approximately 44% and 42% of the Company's gross trade receivables balance was represented by 15 customers and 18 customers, respectively, at January 2, 2004 and January 3, 2003, respectively, which exposes the Company to a concentration of credit risk. The Company did not derive more that 10% of its consolidated revenue from one customer in 2003, 2002 or 2001.


20.  Financial Instruments:
     ---------------------

     The carrying value of cash, cash equivalents, receivables, and liabilities approximates fair value. The fair value of marketable securities is estimated based upon quoted market prices for these securities.

     The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in currencies other than the functional currency. The fair value of the Company's foreign currency exchange contracts is estimated based on foreign exchange rates as of January 2, 2004. At January 2, 2004 and January 3, 2003, the notional value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $7,448 and $5,685, respectively. Consistent with the provisions of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and adjustments to the fair value of derivatives that are not hedges must be recognized currently in earnings when they occur.

     The Company believes that these contracts economically function as effective hedges of the underlying exposures but, the foreign currency contracts do not meet the specific criteria as defined in SFAS 133 thus requiring the Company to record all changes in the fair value in earnings in the period of the change. The Company recorded charges of $420 and $181, at January 2, 2004 and January 3, 2003, respectively, against fiscal 2003 and fiscal 2002 earnings, to record the unrealized loss on certain foreign currency contracts outstanding as of those dates. The charges are recorded in non-operating expenses. At January 2, 2004 and January 3, 2003, the fair value of derivatives in a loss position are recorded in accrued expenses.

21.  Quarterly Information:
     ---------------------

                                                                                      (Unaudited)

              2003                                              Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                              ---------    ---------    ---------    ---------

              Net sales.........................................$ 39,068     $ 34,472     $ 31,978      $ 30,548
              Gross profit......................................  15,196       13,428       12,995        10,834
              Net income........................................   2,603        2,232        2,179         1,474
              Earnings per share:
                Basic:
                Class A.........................................    0.41         0.35         0.34         0.23
                Class B.........................................    0.45         0.38         0.37         0.25

                Diluted:
                Class A.........................................    0.39         0.33         0.32         0.21
                Class B.........................................    0.43         0.37         0.35         0.24


              2002                                              Quarter 1    Quarter 2    Quarter 3    Quarter 4
              ----                                              ---------    ---------    ---------    ---------

              Net sales.........................................$ 34,787     $ 36,453     $ 33,745      $ 28,211
              Gross profit......................................  11,899       12,407       12,062         9,478
              Net income........................................   1,301        1,549        1,587           806

              Earnings per share:
                Basic:
                Class A.........................................    0.20         0.24         0.25          0.12
                Class B.........................................    0.22         0.26         0.27          0.14

                Diluted:
                Class A.........................................    0.20         0.24         0.24          0.12
                Class B.........................................    0.22         0.26         0.27          0.13


     Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum may not equal the total earnings per share amounts for fiscal 2003 and 2002.


22.  Supplemental Cash Flow Disclosure
     ---------------------------------

     The  following  table  summarizes   additional   disclosure  of  cash  flow
     information for the years ended January 2, 2004, January 3, 2003 and January 4, 2002:

                                                                             2003         2002          2001
                                                                             ----         ----          ----

          Supplemental disclosure of cash flow information:
              Cash paid during the period for:
              Income taxes, net of refunds.................................$ 5,243      $ 2,036       $   857
                                                                           =======      =======       =======
              Interest.....................................................$     5      $     4       $   205
                                                                           =======      =======       =======
          Non-cash Investing and Financing Activities:
              Property purchased under capital leases......................$    --      $    --       $   102
                                                                           =======      =======       =======

          Plant closing and other related charges (credits)................$   (35)     $   (72)        2,108
              Cash received................................................     --           --             3
              Severance and other payments.................................     --          (51)         (386)
                                                                           -------      -------       -------
                                                                           $   (35)     $  (123)      $ 1,725
                                                                           =======      =======       =======

          Non-cash portion:
              Accrued expenses.............................................$   (35)     $  (214)      $ 1,461
              Property, plant and equipment................................     --           91           264
                                                                           -------      -------       -------
                                                                           $   (35)     $  (123)      $ 1,725
                                                                           =======      =======       =======


23.  Subsequent Event
     ----------------

     On February 17, 2004, the Company's Board of Directors declared a special cash dividend of $4.00 per share on each of the Company's Class A and Class B common stock. The special dividend was paid on March 17, 2004 to stockholders of record at the close of business on March 3, 2004. The aggregate dividend payout for the special dividend amounted to approximately $26,000.

     In addition on February 17, 2004, the Board declared regular quarterly cash dividends, of $0.050 per share on the Company's Class A common stock (representing an increase from the previous amount of the Company's regular quarterly dividend of $0.040 per share) and $0.055 per share on the Company's Class B common stock (representing an increase from the previous amount of the Company's regular quarterly dividend of $0.044 per share). The regular dividends are payable on April 15, 2004 to stockholders of record at the close of business on March 18, 2004.

     The Company's corporate charter provides that regular cash dividends paid on Class B common stock are to be in an amount equal to 110% of the dividend amount paid on the Company's Class A common stock. This charter provision does not apply to special dividends.

     In January 2004, the Company amended its credit facility to reduce the restrictions in the facility on the Company's ability to pay cash dividends, make other distributions on its common stock and repurchase or redeem its capital stock. As amended, the credit facility permits the Company to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, its capital stock, in a total amount of up to $5,000 in any fiscal year. The special dividend declared in February 2004 was excepted from this $5,000 restriction.

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


                                                  Arthur Andersen LLP



Boston, Massachusetts
February 14, 2002



                                           SAUCONY, INC. AND SUBSIDIARIES
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      For the Years Ended January 2, 2004, January 3, 2003 and January 4, 2002

                                                  (in thousands)



                                                                                  Additions
                                                                     Balance     charged to    Deductions      Balance
                                                                    beginning    costs and        from           end
                                                                    of year        expenses      reserve       of year
                                                                    -------        --------      -------       -------

Year ended January 2, 2004:
  Allowance for doubtful accounts and discounts...................$   2,406      $  4,453      $   5,751     $   1,108

Year ended January 3, 2003:
  Allowance for doubtful accounts and discounts...................$   2,457      $  4,752      $   4,803     $   2,406

Year ended January 4, 2002:
  Allowance for doubtful accounts and discounts...................$   2,047      $  5,767      $   5,357     $   2,457


                                  Exhibit Index

Exhibit
Number                              Description

3.1    Restated Articles of Organization, as amended, of the Registrant.

3.2 By-Laws, as amended, of the Registrant are incorporated herein by Reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2003, as filed with the Securities and Exchange Commission on April 3, 2003.

10.1 Amended and Restated Credit Agreement, dated August 30, 2002, between Saucony, Inc. and State Street Bank and Trust Company, is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.

10.2 Amendment to Amended and Restated Credit Agreement, dated August 30, 2002, between Saucony, Inc. and HSBC Bank USA (as successor in interest to State Street Bank and Trust Company) is incorporated by reference to
       Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2003, as filed with the Securities and Exchange Commission on August 18, 2003.

10.3 Amendment to Amended and Restated Credit Agreement, dated August 30, 2002, between Saucony, Inc. and HSBC Bank USA, dated January 26, 2004.

10.4*  1993 Equity Incentive Plan, as amended.

10.5* VP Bonus Plan is incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-2 (File No. 33-61040), as filed with the Securities and Exchange Commission on May 13, 1993.

10.6*  2001 Employee Stock Purchase Plan is incorporated  herein by reference to
       Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-65974), as filed with the Securities and Exchange Commission on July 27, 2001.

10.7*  2003 Stock Incentive Plan is incorporated  herein by reference to Exhibit
       10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2003, as filed with the Securities and Exchange Commission on August 18, 2003.

10.8* Employment Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to
       Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.9* Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher, is incorporated herein by reference to
       Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.10* Employment Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.11* Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.12* Severance Agreement as of January 2, 2004 by and between the Registrant and Wolfgang Schweim.

10.13* Saucony, Inc. Non-Qualified Retirement Plan is incorporated herein by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2003, as filed with the Securities and Exchange Commission on August 18, 18, 2003.

10.14* Amendment to Employment Agreement dated as of July 31, 2003, by and between the Registrant and John H. Fisher.

10.15* Amendment to Employment Agreement dated as of July 31, 2003, by and between the Registrant and Charles A. Gottesman.

21     Subsidiaries of Registrant.

23.1   Consent of Deloitte & Touche LLP.

23.2 Limitation of Remedies Against Arthur Andersen LLP. Please see Item 9 of this Annual Report on Form 10-K.

31.1 Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of the Chief Financial Officer pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


____________________


* Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of Form 10-K.