Form 10-Q
period 2004-04-02
SAUCONY INC
filed 2004-05-14
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 2, 2004
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
                  Class                                    as of May 4, 2004
                  -----                                   ------------------

Class A Common Stock-$.33 1/3 Par Value Per Share              2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share              3,983,690
                                                               ---------
                                                               6,504,337
                                                               =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited.....................................3

     Condensed Consolidated Balance Sheets as of April 2, 2004
         and January 2, 2004..................................................3

     Condensed Consolidated Statements of Income for the
         thirteen weeks ended April 2, 2004 and April 4, 2003.................4

     Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended April 2, 2004 and April 4, 2003.................5

     Notes to Condensed Consolidated Financial Statements --
         April 2, 2004.....................................................6-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................11-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........18

Item 4.  Controls and Procedures.............................................18

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer
    Purchases of Equity Securities...........................................19

Item 6.  Exhibits and Reports on Form 8-K....................................20

Signature....................................................................21

Exhibit Index................................................................22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                          SAUCONY, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheet
                                 (In thousands, except share and per share amounts)

                                                      ASSETS
                                                                  April 2,                      January 2,
                                                                    2004                           2004
                                                                    ----                           ----
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents.....................................$  12,689                       $  41,781
   Short-term investments........................................       --                           5,788
   Accounts receivable...........................................   32,153                          19,167
   Inventories...................................................   22,239                          22,421
   Deferred income taxes.........................................    1,712                           2,340
   Prepaid expenses and other current assets.....................    1,364                           1,329
                                                                 ---------                       ---------
     Total current assets........................................   70,157                          92,826
                                                                 ---------                       ---------
Property, plant and equipment, net...............................    6,571                           6,201
                                                                 ---------                       ---------
Other assets:
   Goodwill, net.................................................      912                             912
   Deferred charges, net.........................................      166                             124
   Other.........................................................      124                             130
                                                                 ---------                       ---------
     Total other assets..........................................    1,202                           1,166
                                                                 ---------                       ---------
Total assets.....................................................$  77,930                       $ 100,193
                                                                 =========                       =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capitalized lease obligations..............$      70                       $      --
   Accounts payable..............................................    7,244                           9,259
   Accrued expenses and other current liabilities................    7,614                           9,544
                                                                 ---------                       ---------
     Total current liabilities...................................   14,928                          18,803
                                                                 ---------                       ---------

Long-term obligations:
   Capitalized lease obligations, net of current portion.........      210                              --
   Deferred income taxes.........................................    2,048                           2,016
                                                                 ---------                       ---------
     Total long-term obligations.................................    2,258                           2,016
                                                                 ---------                       ---------

Minority interest in consolidated subsidiary.....................      351                             320
                                                                 ---------                       ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued.................................       --                              --
   Common stock:
     Class A, $.333 par value per share,
     authorized 20,000,000 shares
     (issued April 2, 2004, 2,711,127
      and January 2, 2004, 2,711,127)............................      904                             904
     Class B, $.333 par value per share,
     authorized 20,000,000 shares
       (issued April 2, 2004, 4,566,455
        and January 2, 2004, 4,210,560)..........................    1,522                           1,403
   Additional paid in capital....................................   22,652                          19,010
   Retained earnings.............................................   41,551                          63,655
   Accumulated other comprehensive income........................      329                             505
   Common stock held in treasury, at cost
     (April 2, 2004, Class A, 190,480, Class B, 589,544
       January 2, 2004, Class A, 190,480, Class B, 582,326)......   (6,565)                         (6,423)
                                                                 ---------                       ---------
     Total stockholders' equity..................................   60,393                          79,054
                                                                 ---------                       ---------
Total liabilities and stockholders' equity.......................$  77,930                       $ 100,193
                                                                 =========                       =========

              The accompanying notes are an integral part of these consolidated financial statements.




                                          SAUCONY, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Income
                           For the Thirteen Weeks Ended April 2, 2004 and April 4, 2003

                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                     Thirteen Weeks             Thirteen Weeks
                                                                         Ended                      Ended
                                                                        April 2,                   April 4,
                                                                          2004                       2003
                                                                          ----                       ----

Net sales..............................................................$   46,969                $   39,068
Other revenue .........................................................       179                        95
                                                                       ----------                ----------
Total revenue .........................................................    47,148                    39,163
                                                                       ----------                ----------
Costs and expenses
   Cost of sales.......................................................    27,912                    23,872
   Selling expenses....................................................     6,058                     4,932
   General and administrative expenses.................................     6,078                     5,988
                                                                       ----------                ----------
     Total costs and expenses..........................................    40,048                    34,792
                                                                       ----------                ----------
Operating income.......................................................     7,100                     4,371
Non-operating income (expense)
   Interest income.....................................................        69                        74
   Interest expense....................................................        --                        (2)
Foreign currency losses ...............................................      (144)                      (15)
   Other...............................................................         3                       (11)
                                                                       ----------                ----------
Income before income taxes and minority interest.......................     7,028                     4,417
Provision for income taxes.............................................     2,759                     1,750
Minority interest in income of consolidated subsidiaries...............        38                        64
                                                                       ----------                ----------
Net income.............................................................$    4,231                $    2,603
                                                                       ==========                ==========

Per share amounts:

Earnings per share:
   Basic:
       Class A common stock............................................$     0.63                $     0.41
                                                                       ==========                ==========
       Class B common stock............................................$     0.69                $     0.45
                                                                       ==========                ==========
   Diluted:
       Class A common stock............................................$     0.58                $     0.39
                                                                       ==========                ==========
       Class B common stock............................................$     0.64                $     0.43
                                                                       ==========                ==========

Weighted average common shares and equivalents outstanding:
   Basic:
       Class A common stock............................................     2,521                     2,524
       Class B common stock............................................     3,801                     3,543
                                                                       ----------                ----------
         Total.........................................................     6,322                     6,067
                                                                       ==========                ==========
   Diluted:
       Class A common stock............................................     2,521                     2,524
       Class B common stock............................................     4,323                     3,717
                                                                       ----------                ----------

         Total.........................................................     6,844                     6,241
                                                                       ==========                ==========

Cash dividends per share of common stock:
       Class A common stock............................................$    4.050                $       --
Class B common stock...................................................$    4.055                $       --



              The accompanying notes are an integral part of these consolidated financial statements.


                                          SAUCONY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                           For the Thirteen Weeks Ended April 2, 2004 and April 4, 2003

                                                    (Unaudited)
                                                  (In thousands)

                                                                             Thirteen Weeks   Thirteen Weeks
                                                                                 Ended            Ended
                                                                                April 2,         April 4,
                                                                                  2004             2003
                                                                                  ----             ----

Cash flows from operating activities:
     Net income.................................................................$  4,231         $  2,603
                                                                                --------         --------
   Adjustments to reconcile net income to net cash
    used by operating activities:
     Depreciation and amortization..............................................     361              330
     Provision for bad debts and discounts......................................   2,032            1,621
     Deferred income tax expense ...............................................     659               56
     Tax benefit on stock option exercises......................................   1,036                4
     Other......................................................................       8               95
   Changes in operating assets and liabilities, net of effect foreign currency adjustments:
       (Increase) decrease in assets:
         Accounts receivable.................................................... (15,645)         (12,160)
         Inventories............................................................     113            5,296
         Prepaid expenses and other current assets..............................     (38)              97
        Decrease in liabilities:
         Accounts payable.......................................................  (2,012)          (3,868)
         Accrued expenses.......................................................  (1,349)          (1,475)
                                                                                ---------        ---------
   Total adjustments............................................................ (14,835)         (10,004)
                                                                                ---------        ---------

Net cash used by operating activities........................................... (10,604)          (7,401)
                                                                                ---------        ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (437)            (573)
   Sales of short-term investments..............................................   5,769               --
   Realized gains on short-term investments.....................................       5               --
   Change in deposits and other.................................................     (68)              (1)
                                                                                ---------        ---------
   Net cash provided (used) by investing activities.............................   5,269             (574)
                                                                                ---------        ---------

Cash flows from financing activities:
   Net short-term borrowings....................................................      --              633
   Dividends paid on common stock............................................... (26,251)              --
   Common stock repurchased.....................................................      --             (103)
   Issuances of common stock, stock option exercises............................   2,231              120
   Issuances of common stock, stock purchase warrant exercises..................     352               --
                                                                                ---------       ---------
Net cash (used) provided by financing activities................................ (23,668)             650
Effect of exchange rate changes on cash and cash equivalents....................     (89)             (81)
                                                                                ---------       ----------
Net decrease in cash and cash equivalents....................................... (29,092)          (7,406)
Cash and equivalents at beginning of period.....................................  41,781           34,483
                                                                                --------        ---------
Cash and equivalents at end of period...........................................$ 12,689        $  27,077
                                                                                ========        =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$    975        $   1,222
                                                                                ========        =========
     Interest...................................................................$     --        $      --
                                                                                ========        =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$    279        $      --
                                                                                ========        =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 2, 2004

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. The balance sheet amounts at January 2, 2004 in the accompanying financial statements are derived from the Company's audited financial statements for the fiscal year then ended, included in the Company's Annual Report on Form 10-K for such fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 2, 2004. Operating results for the thirteen weeks ended April 2, 2004 are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at April 2, 2004 and January 2, 2004 consisted of the following:

                                                    April 2,          January 2,
                                                     2004               2004
                                                     ----               ----

      Finished goods..............................$   22,219        $   22,322
      Raw material and supplies...................         1                34
      Work in progress............................        19                65
                                                  ----------        ----------
      Total.......................................$   22,239        $   22,421
                                                  ==========        ==========


NOTE 3 - EARNINGS PER COMMON SHARE

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

Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is presented:

                                                                             Thirteen Weeks
                                                                                  Ended
                                                                  -------------------------------------
                                                                   April 2,                   April 4,
                                                                     2004                       2003
                                                                     ----                       ----

Net income available to Class A
   and Class B common stockholders................................$   4,231                   $   2,603
                                                                  ---------                   ---------

Allocation of net income:
Basic:
   Class A common stock...........................................$   1,591                   $   1,023
   Class B common stock...........................................    2,640                       1,580
                                                                  ---------                   ---------
   Total..........................................................$   4,231                   $   2,603
                                                                  =========                   =========
Diluted:
   Class A common stock...........................................$   1,466                   $     994
   Class B common stock...........................................    2,765                       1,609
                                                                  ---------                   ---------
   Total..........................................................$   4,231                   $   2,603
                                                                  =========                   =========
Weighted average common shares
   and equivalents outstanding:
Basic:
   Class A common stock...........................................    2,521                       2,524
   Class B common stock...........................................    3,801                       3,543
                                                                  ---------                   ---------
   Total..........................................................    6,322                       6,067
                                                                  =========                   =========
Diluted:
   Class A common stock...........................................    2,521                       2,524
   Class B common stock...........................................    4,323                       3,717
                                                                  ---------                   ---------
    Total.........................................................    6,844                       6,241
                                                                  =========                   =========

Earnings per share:
Basic:
   Class A common stock...........................................$    0.63                   $   0.41
                                                                  =========                   ========
   Class B common stock...........................................$    0.69                   $   0.45
                                                                  =========                   ========

Diluted:
   Class A common stock...........................................$    0.58                   $   0.39
                                                                  =========                   ========
   Class B common stock...........................................$    0.64                   $   0.43
                                                                  =========                   ========


On February 17, 2004, the Company's Board of Directors declared a special cash dividend of $4.00 per share on each of the Company's Class A and Class B common stock. On March 17, 2004 the Company paid the special dividend to stockholders of record at the close of business on March 3, 2004. The increase in the weighted average common shares and equivalents in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003 was due to increased Class B common shares outstanding and the impact of our special dividend which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding is due to the issuance of approximately 356,000 Class B common shares due to the exercise of stock options and stock purchase warrants. Options outstanding at March 1, 2004, the ex-dividend date, were increased due to the customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date for the special cash dividend on our common stock announced on February 17, 2004. As a consequence of the special dividend, the number of options to purchase our Class B common stock was increased by approximately 288,000 options, which increase was in proportion to changes in the market price of our Class B common stock as of March 1, 2004, the ex-dividend date. The aggregate dividend payout for the special dividend amounted to $25,990.

Options to purchase 455,000 shares of common stock outstanding at April 4, 2003 were not included in the computations of diluted earnings per share, for the thirteen week period then-ended, since the options were anti-dilutive. All of the options to purchase shares of common stock outstanding at April 2, 2004 were included in the computations of diluted earnings per share.


NOTE 4 - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 148 ("SFAS 148") Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123") encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as interpreted, with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS 123, applied. SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

All stock options granted during the thirteen weeks ended April 2, 2004 and the thirteen weeks ended April 4, 2003 were at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company has realized income tax benefits of $1,036 and $4 for the thirteen weeks ended April 2, 2004 and April 4, 2003, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks ended April 2, 2004 and April 4, 2003, consistent with the fair value method provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:



                                                             Thirteen Weeks Ended          Thirteen Weeks Ended
                                                                April 2, 2004                 April, 4 2003
                                                             Basic        Diluted           Basic       Diluted
                                                             -----        -------           -----       -------

     Net income:
       As reported........................................$  4,231      $   4,231       $   2,603    $   2,603
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --             --               5            5
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................    (338)          (338)           (147)        (147)
                                                          --------      ---------       ---------    ---------
     Pro forma net income ................................$  3,893      $   3,893       $   2,461    $   2,461
                                                          ========      =========       =========    =========

      Pro forma net income allocated:
         Class A common stock.............................$  1,464      $   1,349       $     967    $     939
         Class B common stock.............................   2,429          2,544           1,494        1,522
                                                          --------      ---------       ---------    ---------
                Total.....................................$  3,893      $   3,893       $   2,461    $   2,461
                                                          ========      =========       =========    =========


                                                             Thirteen Weeks Ended          Thirteen Weeks Ended
                                                                 April 2, 2004                 April 4, 2003
                                                             Basic        Diluted           Basic       Diluted
                                                             -----        -------           -----       -------
    Pro forma earnings per share:
     Class A common stock
       As reported........................................$   0.63      $   0.58        $    0.41    $    0.39
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.05)        (0.04)           (0.03)       (0.02)
                                                          --------      --------        ---------    ---------
     Pro forma net income per share.......................$   0.58      $   0.54        $    0.38    $    0.37
                                                          ========      ========        =========    =========


                                                            Thirteen Weeks Ended          Thirteen Weeks Ended
                                                               April 2, 2004                 April 4, 2003
                                                            Basic        Diluted           Basic      Diluted
                                                            -----        -------           -----      -------

    Pro forma earnings per share:
     Class B common stock
       As reported........................................$   0.69      $   0.64        $    0.45    $    0.43
     Add:Stock-based compensation expense
       included in reported net income (loss),
       net of related tax..............................         --            --                --          --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.05)        (0.05)           (0.03)       (0.02)
                                                          --------      --------        ---------    ---------
     Pro forma net income per share.......................$   0.64      $   0.59        $    0.42    $    0.41
                                                          ========      ========        =========    =========

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                              Thirteen Weeks      Thirteen Weeks
                                                   Ended               Ended
                                               April 2, 2004       April 4, 2003
                                               -------------       -------------

         Expected life (years)................      5.0                 5.0
         Risk-free interest rate..............      3.0%                3.1%
         Expected volatility..................     57.5%               66.6%
         Expected dividend yield..............      1.2%                0.0%


NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                       Thirteen Weeks         Thirteen Weeks
                                                            Ended                  Ended
                                                        April 2, 2004          April 4, 2003
                                                        -------------          -------------

     Net income...........................................$   4,231             $  2,603
     Other comprehensive income:
       Foreign currency translation adjustments,
         net of tax.......................................     (176)                 254
                                                          ---------             --------
     Comprehensive income.................................$   4,055             $  2,857
                                                          =========             ========


NOTE 6 - GOODWILL AND DEFERRED CHARGES

Goodwill and intangible assets as of April 2, 2004 and January 2, 2004 are as follows:

                                           April 2, 2004                              January 2, 2004
                                            Accumulated                                 Accumulated
                              -------------------------------------        -----------------------------------
                                 Cost      Amortization       Net             Cost     Amortization       Net
                                 ----      ------------       ---             ----     ------------       ---

   Goodwill...................$  1,463     $    (551)      $   912         $  1,463     $    (551)      $   912
                              ========     =========       =======         ========     =========       =======

   Deferred charges:
     Software licenses........   1,135        (1,010)          125            1,060          (992)           68
     Capitalized debt
       financing costs........      87           (83)            4               87           (76)           11
     Other....................     444          (407)           37              444          (399)           45
                              --------     ---------       -------         --------     ---------       -------
   Total......................$  1,666     $  (1,500)      $   166         $  1,591     $  (1,467)      $   124
                              ========     =========       =======         ========     =========       =======


Amortization of intangible assets was $32 and $47, respectively, in the thirteen weeks ended April 2, 2004 and April 4, 2003.

NOTE 7 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen weeks ended April 2, 2004 and April 4, 2003, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2004.

                                                                    Thirteen Weeks        Thirteen Weeks
                                                                         Ended                 Ended
                                                                     April 2, 2004         April 4, 2003
                                                                     -------------         -------------
       Revenues:
           Saucony....................................................$  41,240              $  32,551
           Other Products.............................................    5,908                  6,612
                                                                      ---------              ---------
                Total revenue.........................................$  47,148              $  39,163
                                                                      =========              =========

       Income before income taxes and minority interest:
           Saucony....................................................$   6,372              $   3,982
           Other Products.............................................      656                    435
                                                                      ---------              ---------
                Total.................................................$   7,028              $   4,417
                                                                      =========              =========


NOTE 8 - SUPPLEMENTAL CASH FLOW DISCLOSURE

In February 2004, two officers who are also directors and principal shareholders of the Company's Class A common stock, each delivered 3,609 share of Class B common stock in payment of their respective option exercises to purchase 9,999 shares each of the Company's Class B common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2004 under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Other Factors That May Affect Future Results" filed by us with the Securities and Exchange Commission on April 1, 2004, which discussion is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by this reference. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission. We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accounts receivable - allowances for doubtful accounts, inventories, property, plant and equipment, impairment of long-lived assets, income taxes, stock-based compensation and hedge accounting for derivatives. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.

  Highlights
                                                             Increase
                                                        Thirteen Weeks Ended
                                                 April 2, 2004 vs. April 4, 2003
                                                 -------------------------------

     Net sales........................................$7,901          20.2%
     Gross profit..................................... 3,861          25.4%
     Selling, general and administrative
       expenses....................................... 1,216          11.1%

                                                          Dollar Change
                                                      Thirteen Weeks Ended
                                                 April 2, 2004 vs. April 4, 2003
                                                 -------------------------------

     Operating income.................................        $2,729
     Income before income taxes.......................         2,611
     Net income.......................................         1,628

                                                       Percent of Net Sales
                                                       Thirteen Weeks Ended
                                                  April 2, 2004    April 4, 2003
                                                  -------------    -------------

     Gross profit....................................   40.6%           38.9%
     Selling, general and administrative expenses....   25.8            28.0
     Operating income................................   15.1            11.2
     Income before income taxes......................   15.0            11.3
     Net income......................................    9.0             6.7

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen weeks ended April 2, 2004 and April 4, 2003:



                                           Thirteen Weeks Ended
                               April 2, 2004                   April 4, 2003
                               -------------                   -------------

  Saucony.................$ 41,099         87.5%          $ 32,485         83.1%
  Other Products..........   5,870         12.5%             6,583         16.9%
                          --------        ------          --------        ------
  Total...................$ 46,969        100.0%          $ 39,068        100.0%
                          ========        =====           ========        =====



Thirteen Weeks Ended April 2, 2004 Compared to Thirteen Weeks Ended April 4,
2003

Consolidated Net Sales
----------------------

Net sales increased $7,901, or 20%, to $46,969 in the thirteen weeks ended April 2, 2004 from $39,068 in the thirteen weeks ended April 4, 2003.

On a geographic basis, domestic net sales increased $6,392, or 22%, to $35,968 in the thirteen weeks ended April 2, 2004 from $29,576 in the thirteen weeks ended April 4, 2003. International net sales increased $1,509, or 16%, to $11,001 in the thirteen weeks ended April 2, 2004 from $9,492 in the thirteen weeks ended April 4, 2003. Favorable changes in foreign exchange rates accounted for $1,231 of the international sales increase in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003.

Saucony Brand Segment
---------------------

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $8,614, or 27%, to $41,099 in the thirteen weeks ended April 2, 2004 from $32,485 in the thirteen weeks ended April 4, 2003, due primarily to an increase in domestic footwear unit volume and, to a lesser extent, favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and increased technical footwear unit volume at our international subsidiaries, partially offset by lower domestic wholesale per pair average selling prices. The volume of footwear sold in the thirteen weeks ended April 2, 2004 increased 27% to 1,347 pair from 1,062 pair in the thirteen weeks ended April 4, 2003.

Domestic net sales increased $6,887, or 29%, to $30,543 in the thirteen weeks ended April 2, 2004 from $23,656 in the thirteen weeks ended April 4, 2003, due primarily to a 37% increase in footwear unit volumes, partially offset by lower wholesale per pair average selling prices.

The volume of domestic footwear sold in the thirteen weeks ended April 2, 2004, increased to 1,098 pair from 800 pair in the thirteen weeks ended April 4, 2003. The footwear unit volume increase in the thirteen weeks ended April 2, 2004 was due primarily to a 99% footwear unit volume increase in our mid-priced cross-over footwear, due primarily to increased cross-over unit volume sold into the athletic mall, sporting goods and value distribution channels, an 18% increase in technical footwear unit volumes and a 45% increase in Originals footwear unit volumes. Our cross-over footwear category consists primarily of mid-priced running shoes incorporating our proprietary Grid technology, previously included in our technical footwear category. These increases were partially offset by an 11% decrease in special make up footwear unit volumes. Our Originals footwear accounted for 27% of domestic footwear unit volume in the thirteen weeks ended April 2, 2004, compared to 24% in the thirteen weeks ended April 4, 2003. The unit volume increase in Originals footwear was primarily due to increased unit volume of our Jazz and Shadow Originals sold into the athletic mall channel and, to a lesser extent, the introduction of new products in the thirteen weeks ended April 2, 2004.

The average wholesale per pair selling prices for domestic footwear decreased in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003, due to a change in the product mix to increased cross-over and Original footwear unit volumes, both of which sell at wholesale per pair selling prices below our first quality technical footwear, a change in the special make up footwear product mix to lower priced product, increased rebates provided to certain domestic customers and a higher level of discounts.

International net sales increased $1,727, or 20%, to $10,556 in the thirteen weeks ended April 2, 2004 from $8,829 in the thirteen weeks ended April 4, 2003, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, higher average wholesale per pair selling prices and increased sales of Saucony brand apparel. These factors were offset in part by a 5% decrease in footwear unit volumes.

The footwear average wholesale per pair selling price increased primarily due to increased international distributor average wholesale per pair selling prices, due to a change in the product mix to higher priced technical footwear, increased cross-over footwear unit volumes and lower Originals footwear unit volumes in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003.

The volume of international footwear sold in the thirteen weeks ended April 2, 2004 decreased to 249 pair from 262 pair in the thirteen weeks ended April 4, 2003. Footwear unit volumes at our Canadian subsidiary increased 12% in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003, due primarily to increased technical footwear unit volumes. Footwear unit volumes at our European subsidiaries were flat.

International distributor footwear unit volumes decreased 33%, due primarily to a 56% decrease in Originals footwear unit volumes sold in the Japanese footwear market and, to a lesser extent, a 14% decrease in footwear unit volumes sold, due primarily to decreased technical footwear unit volume sold to our distributors in the Pacific Rim. Distributor sales into the Japanese footwear market accounted for 3% of international sales in the thirteen weeks ended April 2, 2004, compared to 6% in the thirteen weeks ended April 4, 2003.

Other Products Segment
----------------------

Worldwide sales of Other Products decreased $713, or 11%, to $5,870 in the thirteen weeks ended April 2, 2004 from $6,583 in the thirteen weeks ended April 4, 2003, due primarily to a 26% decrease in domestic sales of our Hind brand apparel, partially offset by a 44% increase in sales at our factory outlet stores.

Domestic net sales of Other Products decreased $495, or 8%, to $5,425 in the thirteen weeks ended April 2, 2004 from $5,920 in the thirteen weeks ended April 4, 2003, due primarily to decreased sales of our Hind brand apparel. Hind apparel sales decreased 26% due primarily to a 29% decrease in Hind apparel unit volume, partially offset by a 5% increase in the average wholesale per item selling price of our Hind apparel. Both the decrease in Hind apparel unit volume and the increase in average wholesale per item selling price of our Hind apparel were due to lower closeout unit volumes sold in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003. Sales of closeout apparel accounted for approximately 7% of domestic Hind apparel net sales in the thirteen week ended April 2, 2004, compared to 23% of domestic Hind apparel net sales in the thirteen weeks ended April 4, 2003. During the thirteen weeks ended April 2, 2004, our closeout sales volume decreased, compared to the thirteen weeks ended April 4, 2003, due to the production and sale during the 2003 period of surplus special makeup closeout apparel from remaining raw materials in connection with the change in our product sourcing. Sales at our factory outlet division increased in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003, due primarily to sales derived from additional factory outlet stores opened after April 4, 2003, increased sales at our factory outlet stores open for more than one year and, to a lesser extent, the addition of two factory outlet stores which were opened in March 2004.

International net sales of Other Products decreased $218, or 33%, to $445 in the thirteen weeks ended April 2, 2004 from $663 in the thirteen weeks ended April 4, 2003, due primarily to discontinuing Hind apparel distribution at our Dutch subsidiary and decreased Hind apparel sales in Canada and the United Kingdom. Partially offsetting these decreases were sales at our recently opened factory outlet stores in Canada.

Costs and Expenses
------------------

The Company's gross margin in the thirteen weeks ended April 2, 2004 increased to 40.6% compared to 38.9% in the thirteen weeks ended April 4, 2003, due primarily to favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies, improved margins on Hind brand apparel and improved margins at our factory outlet division. The improved margins on our Hind brand apparel during the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003, were due primarily to our decision to increase our gross margin targets and wholesale price increases, both of which increased our first quality gross margins, lower inventory provisions and lower closeout sales. Offsetting these margin increases in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003, were increased footwear unit volume of our mid-priced cross-over footwear sold into the athletic mall, sporting goods and value channels at lower gross margins that included increased rebates provided to certain Saucony domestic customers.

Selling, general and administrative expenses as a percentage of net sales decreased to 25.8% in the thirteen weeks ended April 2, 2004, compared to 28.0% in the thirteen weeks ended April 4, 2003. In absolute dollars, selling, general and administrative expenses increased 11%, due primarily to increased administrative and selling payroll, operating expenses associated with the factory outlet division expansion, account specific advertising and promotion, print media advertising, variable selling expenses and professional fees. Foreign exchange rate changes increased selling and administrative expenses by $214 in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003.

Non-Operating Income (Expense)
------------------------------

Non-operating income (expense) decreased in the thirteen weeks ended April 2, 2004 to an expense of $72, compared to income of $46 in the thirteen week ended April 4, 2003. The decrease was due primarily to an increase in foreign currency losses to $144 in the thirteen weeks ended April 2, 2004, compared to foreign currency losses of $15 in the thirteen weeks ended April 4, 2003, reflecting losses on forward foreign currency contracts. Interest income decreased to $69 in the thirteen weeks ended April 2, 2004 from $74 in the thirteen weeks ended April 4, 2003. due to lower levels of invested cash balances and lower interest rates in the thirteen weeks ended April 4, 2003.

Income Before Tax and Minority Interest
---------------------------------------

                                                    Thirteen Weeks Ended
                                             April 2,                  April 4,
                                               2004                      2003
                                            ---------                  --------
         Segment
           Saucony..........................$   6,372                  $  3,982
           Other Products...................      656                       435
                                            ---------                  --------
           Total............................$   7,028                  $  4,417
                                            =========                  ========

Income before tax and minority interest increased $2,611 in the thirteen weeks ended April 2, 2004 to $7,028, compared to $4,417 in the thirteen weeks ended April 4, 2003, due primarily to increased pre-tax income realized by both our domestic and international Saucony businesses, due to higher sales and improved gross margins. The improvement in our Other Products segment income before tax and minority interest in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003, was due primarily to improved profitability at our Hind apparel brand due to improved gross margins and lower operating expenses.

Income Taxes
------------

The provision for income taxes increased to $2,759 in the thirteen weeks ended April 2, 2004 from $1,750 in the thirteen weeks ended April 4, 2003, due primarily to higher pre-tax income realized by our domestic and international Saucony businesses and higher pre-tax income realized by our Hind apparel brand. The effective tax rate decreased 0.3% to 39.3% in the thirteen weeks ended April 2, 2004 from 39.6% in the thirteen weeks ended April 4, 2003, due to a shift in the composition of domestic and foreign pre-tax earnings. We credited to additional paid-in capital income tax benefits of options exercised of $1,036 during the thirteen weeks ended April 2, 2004 and of $4 during the thirteen weeks ended April 4, 2003. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period.

Minority Interest in Net Income of Consolidated Subsidiary
----------------------------------------------------------

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense decreased to $38 in the thirteen weeks ended April 2, 2004, compared to $64 in the thirteen weeks ended April 4, 2003, due to the increase in our ownership percentage in Saucony Canada, Inc. to 95% from 85% in July 2003.

Net Income
----------

Net income for the thirteen weeks ended April 2, 2004 increased to $4,231, or $0.58 per Class A share and $0.64 per Class B share on a diluted basis, compared to $2,631, or $0.39 per Class A share and $0.43 per Class B share on a diluted basis, in the thirteen weeks ended April 4, 2003. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the thirteen weeks ended April 2, 2004 consisted of 2,521,000 Class A and 4,323,000 Class B shares, compared to 2,524,000 Class A and 3,717,000 Class B shares in the thirteen weeks ended April 4, 2003.

The increase in the weighted average common shares and equivalents in the thirteen weeks ended April 2, 2004, compared to the thirteen weeks ended April 4, 2003 was due to increased Class B common shares outstanding and the impact of our special dividend which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding is due to the issuance of approximately 356,000 Class B common shares due to the exercise of stock options and stock purchase warrants. Options outstanding at March 1, 2004, the ex-dividend date, were increased due to the customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date for the special cash dividend on our common stock announced on February 17, 2004.

Liquidity and Capital Resources
-------------------------------

As of April 4, 2003, our cash and cash equivalents totaled $12,689, a decrease of $29,092 from January 2, 2004. The decrease is due primarily to the payment of a special cash dividend of $25,990 in March 2004 and regular quarterly cash dividends of $261, the use of cash from operations of $10,604 and cash outlays for capital assets of $437. This decrease in cash was offset in part by sales of short-term investments of $5,769 and the receipt of $2,583 from the issuance of shares of our common stock as a result of option and common stock purchase warrant exercises.

Our accounts receivable, net of the provision for bad debts and discounts, at April 4, 2004 increased $13,613 compared to at January 2, 2004 due to increased sales of our Saucony footwear products we experienced in the thirteen weeks ended April 2, 2004. Our days' sales outstanding for accounts receivable increased to 62 days in the thirteen weeks ended April 2, 2004 from 61 days in the thirteen weeks ended April 4, 2003, due to the timing of our shipments in the thirteen weeks ended April 2, 2004, much of which shipped in March 2004. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. The provision for bad debts and discounts increased to $2,032 in the thirteen weeks ended April 2, 2004 from $1,621 in the thirteen weeks ended April 4, 2003 due to an increase in sales discounts on higher sales volumes in the thirteen weeks ended April 2, 2004. Inventories decreased $113 in the thirteen weeks ended April 2, 2004, compared to at January 2, 2004. Our inventory turns increased to
5.0 turns in the thirteen weeks ended April 2, 2004 from 3.9 turns in the thirteen weeks ended April 4, 2003. The number of days' sales in inventory decreased to 73 days in the thirteen weeks ended April 2, 2004 from 84 days in the thirteen weeks ended April 4, 2003. The inventory turns ratio represents our cost of sales for a period divided by the average of our beginning and ending inventory during the period. Days' sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventories by the average daily cost of sales for the period. The improvements in our inventory turns and days' sales in inventory are due to improvements in our management of our supply chain.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in the thirteen weeks ended April 2, 2004 included a $2,012 decrease in accounts payable, due to payments made for inventory received in the fourth quarter of fiscal 2003, and a $1,349 decrease in accrued expenses, due primarily to lower employee compensation accruals which decreased due primarily to the payment of fiscal 2003 incentive compensation and the timing of payrolls and were partially offset by increased income tax accruals.

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents, credit facilities and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and any debt service payments. During the thirteen weeks ended April 2, 2004, we used $10,604 in cash to fund operations, due primarily to an increase in accounts receivable. In the thirteen weeks ended April 4, 2003, we used $7,401 in cash to fund operations also due primarily to an increase in accounts receivable. At April 2, 2004, we had no borrowings outstanding under our credit facilities, compared to $635 in borrowings outstanding under our credit facilities at April 4, 2003.

INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into forward foreign exchange contracts to minimize certain transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes certain transaction currency risks. During the thirteen weeks ended April 2, 2004, we experienced $144 in foreign currency losses on forward foreign exchange contracts, compared to foreign currency losses of $15 on forward foreign currency exchange contracts in the thirteen weeks ended April 4, 2003. Unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound Sterling or the Euro against our hedged positions, since these forward foreign currency contracts were executed, would expose us to hedge losses for the balance of fiscal 2004. However, these losses will be partially offset by gains on the exposures being hedged and the offsetting positive translation impact.

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

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of April 2, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of April 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Saucony, including its consolidated subsidiaries, is make known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Saucony in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b)  Changes in internal controls.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to purchases made by Saucony of its equity securities registered pursuant to Section 12 of the Exchange Act during the thirteen weeks ended April 2, 2004:


                                                              Issuer Purchases of Equity Securities
                                                   ------------------------------------------------------------
                                                        Total Number                          Average Price
                                                    of Shares Purchased                       Paid Per Share
                                                   ---------------------                   --------------------
                                                    Class A     Class B                    Class A      Class B
                                                    Common      Common                     Common       Common
           Period                                    Stock       Stock                      Stock        Stock
           ------                                    -----       -----                      -----        -----

January 3, 2004 through
   February 2, 2004................................     --          --                   $    --       $     --
February 3, 2004 through
   March 2, 2004...................................     --       7,218                        --          19.67
March 3, 2004 through
   April 2, 2004...................................     --          --                        --             --

Total..............................................     --       7,218                   $    --       $  19.67



                                                              Issuer Purchases of Equity Securities
                                              ----------------------------------------------------------------
                                                   Total Number of Shares                Maximum Number of
                                                    Purchased as Part of              Shares that May Yet Be
                                                  Publicly Announced Plans           Purchased Under the Plans
                                                       or Programs(1)                      or  Programs
                                              ---------------------------------      -------------------------
                                              Class A        Class B
                                              Common         Common                     Class A and Class B
           Period                              Stock          Stock       Total       Common Stock, Combined
           ------                              -----          -----       -----       ----------------------

January 3, 2004 through
   February 2, 2004.........................     --             --            --             175,594
February 3, 2004 through
   March 2, 2004............................     --          7,218         7,218             168,376
March 3, 2004 through
   April 2, 2004............................     --             --            --             168,376

Total.......................................     --          7,218         7,218

(1) In May 1998, our Board of Directors  approved a stock  repurchase  plan  authorizing the repurchase of up to an aggregate of 750,000 shares of our outstanding  common stock,  either Class A or Class B or a combination  thereof.
Unless  terminated  earlier  by a  resolution  of our  Board  of  Directors,  the  plan  will  expire  when we have repurchased all shares authorized for repurchase thereunder.  We announced this plan publicly on June 4, 1998.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

          The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which
          Exhibit Index is incorporated herein by reference.

          b.   Reports on Form 8-K

          On January 14, 2004, we filed a Current Report on Form 8-K dated the same date. The report furnished under Item 12 (Results of Operations and Financial Condition), a copy of our press release announcing our presentation at the 6th Annual ICR XChange, Leisure and Lifestyle Conference on January 15, 2004 and provided updated net sales and earnings per share guidance for the fourth quarter of fiscal 2003 and updated earnings per share guidance for the 2003 fiscal year.

          On February 17, 2004, we filed a Current Report on Form 8-K dated the same date. The report disclosed under Item 5 (Other Events) our declaration of a special cash dividend and our declaration of our regular quarterly cash dividend, reflecting an increase in the amount of our regular quarterly cash dividend. The report, also furnished under Item 12 (Results of Operations and Financial Condition), a copy of our press release announcing our financial results for the fiscal quarter and fiscal year ended January 2, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Saucony, Inc.


Date:   May 14, 2004                      By: /s/ Michael Umana
                                          -------------------------------------
                                          Michael Umana
                                          Executive Vice President, Finance
                                          Chief Operating and Financial Officer
                                          (Duly authorized officer and
                                          principal financial officer)

                                  EXHIBIT INDEX



Exhibit
 No.                                 Description
 ---                                 -----------

10.1 Form of Incentive Stock Option Agreement Granted Under 2003 Stock Option Plan, dated December 22, 2003, by and between Registrant and Michael Umana, Michael Jeppesen, Samuel Ward and Brian Enge.

31.1 Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1    Certification of President and Chief  Executive  Officer  pursuant to 18
        U.S.C. Section 1350,   as  adopted   pursuant  to  Section  906  of  the
        Sarbannes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004 filed with the Securities and Exchange Commission on April 1, 2004.