Form 10-Q
period 2004-07-02
SAUCONY INC
filed 2004-08-13
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 2, 2004
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares Outstanding
                  Class                                    as of August 6, 2004
                  -----                                    --------------------

Class A Common Stock-$.33 1/3 Par Value Per Share                2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share                4,008,528
                                                                 ---------
                                                                 6,529,175
                                                                 =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited......................................3

     Condensed Consolidated Balance Sheets as of July 2, 2004
         and January 2, 2004...................................................3

     Condensed Consolidated Statements of Income for the
         thirteen and twenty-six weeks ended July 2, 2004 and July 4, 2003.....4

     Condensed Consolidated Statements of Cash Flows for the
         twenty-six weeks ended July 2, 2004 and July 4, 2003..................5

     Notes to Condensed Consolidated Financial Statements --
         July 2, 2004.......................................................6-12

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................13-24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........24

Item 4.  Controls and Procedures...........................................24-25

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer
    Purchases of Equity Securities............................................25

Item 4.  Submission of Matters to a Vote of Security Holders...............25-26

Item 5.   Other Information...................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................26

Signature.....................................................................27

Exhibit Index.................................................................28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                          SAUCONY, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheet
                                 (In thousands, except share and per share amounts)

                                                      ASSETS
                                                                   July 2,
                                                                    2004                           January 2
                                                                 (Unaudited)                         2004
                                                                 -----------                      ----------

Current assets:
   Cash and cash equivalents.....................................$    14,266                      $   41,781
   Short-term investments........................................      4,870                           5,788
   Accounts receivable...........................................     30,751                          19,167
   Inventories...................................................     27,565                          22,421
   Deferred income taxes.........................................      1,781                           2,340
   Prepaid expenses and other current assets.....................      1,141                           1,329
                                                                 -----------                      ----------
     Total current assets........................................     80,374                          92,826
                                                                 -----------                      ----------
Property, plant and equipment, net...............................      7,888                           6,201
                                                                 -----------                      ----------
Other assets:
   Goodwill, net.................................................        912                             912
   Deferred charges, net.........................................        138                             124
   Other.........................................................        116                             130
                                                                 -----------                      ----------
     Total other assets..........................................      1,166                           1,166
                                                                 -----------                      ----------
Total assets.....................................................$    89,428                      $  100,193
                                                                 ===========                      ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capitalized lease obligations..............$        70                      $       --
   Accounts payable..............................................     11,977                           9,259
   Accrued expenses and other current liabilities................     11,161                           9,544
                                                                 -----------                      ----------
     Total current liabilities...................................     23,208                          18,803
                                                                 -----------                      ----------

Long-term obligations:
   Capitalized lease obligations, net of current portion.........        186                              --
   Deferred income taxes.........................................      2,059                           2,016
                                                                 -----------                      ----------
     Total long-term obligations.................................      2,245                           2,016
                                                                 -----------                      ----------

Minority interest in consolidated subsidiary.....................        374                             320
                                                                 -----------                      ----------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued.................................         --                              --

   Common stock:
    Class A, $.333 par value per share, authorized 20,000,000 shares
     (issued July 2, 2004, 2,520,647 and January 2, 2004, 2,711,127)     840                             904
    Class B, $.333 par value per share, authorized 20,000,000 shares
     (issued July 2, 2004, 4,007,335 and January 2, 2004, 4,210,560)   1,336                           1,403

   Additional paid in capital....................................     16,727                          19,010
   Retained earnings.............................................     44,249                          63,655
   Accumulated other comprehensive income........................        449                             505
   Common stock held in treasury, at cost
      (January 2, 2004, Class A, 190,480, Class B, 582,326)......         --                          (6,423)
                                                                 -----------                      ----------
     Total stockholders' equity..................................     63,601                          79,054
                                                                 -----------                      ----------
Total liabilities and stockholders' equity.......................$    89,428                      $  100,193
                                                                 ===========                      ==========

              The accompanying notes are an integral part of these consolidated financial statements.


                                           SAUCONY, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Income
                      For the thirteen and twenty-six weeks ended July 2, 2004 and July 4, 2003

                                                     (Unaudited)
                                      (in thousands, except per share amounts)


                                                            Thirteen        Thirteen      Twenty-Six    Twenty-Six
                                                              Weeks           Weeks          Weeks         Weeks
                                                              Ended           Ended          Ended         Ended
                                                             July 2,         July 4,        July 2,       July 4,
                                                              2004            2003           2004          2003

Net sales..................................................$   43,979     $   34,472     $   90,948     $   73,540
Other revenue .............................................       103             68            282            163
                                                           ----------     ----------     ----------     ----------
Total revenue .............................................    44,082         34,540         91,230         73,703
                                                           ----------     ----------     ----------     ----------

Costs and expenses
   Cost of sales...........................................    25,908         21,044         53,820         44,916
   Selling expenses........................................     6,311          4,938         12,369          9,870
   General and administrative expenses.....................     6,512          4,967         12,590         10,955
                                                           ----------     ----------     ----------     ----------
     Total costs and expenses..............................    38,731         30,949         78,779         65,741
                                                           ----------     ----------     ----------     ----------

Operating income...........................................     5,351          3,591         12,451          7,962
Non-operating income (expense)
   Interest income.........................................        57             53            126            127
   Interest expense........................................        (5)            (3)            (5)            (5)
   Foreign currency........................................      (217)            73           (361)            58
   Other...................................................        14             28             17             17
                                                           ----------     ----------    -----------    -----------
Income before income taxes and minority interest...........     5,200          3,742         12,228          8,159
Provision for income taxes.................................     2,129          1,468          4,888          3,218
Minority interest in income of consolidated subsidiaries...        26             42             64            106
                                                           ----------     ----------     ----------     ----------
Net income.................................................$    3,045     $    2,232     $    7,276     $    4,835
                                                           ==========     ==========     ==========     ==========

Per share amounts:

Earnings per share:
   Basic:
       Class A common stock................................$     0.44     $     0.35     $     1.07     $     0.75
                                                           ==========     ==========     ==========     ==========
       Class B common stock................................$     0.49     $     0.38     $     1.18     $     0.83
                                                           ==========     ==========     ==========     ==========
   Diluted:
       Class A common stock................................$     0.41     $     0.33     $     0.98     $     0.73
                                                           ==========     ==========     ==========     ==========
       Class B common stock................................$     0.45     $     0.37     $     1.08     $     0.80
                                                           ==========     ==========     ==========     ==========

Weighted average common shares and equivalents outstanding:
   Basic:
       Class A common stock................................     2,521          2,521          2,521          2,522
       Class B common stock................................     3,992          3,564          3,896          3,553
                                                           ----------     ----------     ----------     ----------
                                                                6,513          6,085          6,417          6,075
                                                           ==========     ==========     ==========     ==========
   Diluted:
       Class A common stock................................     2,521          2,521          2,521          2,522
       Class B common stock................................     4,527          3,778          4,430          3,756
                                                           ----------     ----------     ----------     ----------
                                                                7,048          6,299          6,951          6,278
                                                           ==========     ==========     ==========     ==========

Cash dividends per share of common stock:
       Class A common stock................................$    0.050     $    0.040     $    4.100     $    0.040
       Class B common stock................................$    0.055     $    0.044     $    4.110     $    0.044


              The accompanying notes are an integral part of these consolidated financial statements.

                                          SAUCONY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                           For the Twenty-Six Weeks Ended July 2, 2004 and July 4, 2003

                                                    (Unaudited)
                                                  (In thousands)

                                                                                 July 2,         July 4,
                                                                                  2004            2003
                                                                                  ----            ----

Cash flows from operating activities:
     Net income.................................................................$  7,276         $   4,835
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
     Depreciation and amortization..............................................     736               664
     Provision for bad debts and discounts......................................   3,580             2,731
     Deferred income tax expense ...............................................     598               543
     Litigation settlement .....................................................      --              (566)
Tax benefit on stock option exercises...........................................   1,107                76
     Other......................................................................      12               219
   Changes in operating assets and liabilities, net of effect foreign currency adjustments:
       (Increase) decrease in assets:
         Accounts receivable.................................................... (15,111)          (10,769)
         Inventories............................................................  (5,251)            8,468
         Prepaid expenses and other current assets..............................     181               354
        Increase (decrease) in liabilities:
         Accounts payable.......................................................   2,722            (1,645)
         Accrued expenses.......................................................   1,602            (1,697)
                                                                                --------         ---------
   Total adjustments............................................................  (9,824)           (1,622)
                                                                                --------         ---------

Net cash (used) provided by operating activities................................  (2,548)            3,213
                                                                                --------         ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................  (2,101)             (825)
   Sales of short-term investments..............................................   5,769                --
    Purchases of short-term investments.........................................  (4,863)               --
   Change in deposits and other.................................................     (42)               --
                                                                                --------         ---------
   Net cash used by investing activities........................................  (1,237)             (825)
                                                                                --------         ---------

Cash flows from financing activities:
   Repayment of capitalized lease obligations...................................     (23)               --
   Dividends paid on common stock............................................... (26,595)               --
   Common stock repurchased.....................................................      --              (126)
   Issuances of common stock, stock option exercises............................   2,550               341
   Issuances of common stock, stock purchase warrant exercises..................     352                --
                                                                                --------         ---------
Net cash (used) provided by financing activities................................ (23,716)              215
Effect of exchange rate changes on cash and cash equivalents....................     (14)             (383)
                                                                                --------         ---------
Net (decrease) increase in cash and cash equivalents............................ (27,515)            2,220
Cash and equivalents at beginning of period.....................................  41,781            34,483
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$ 14,266         $  36,703
                                                                                ========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  1,952         $   3,598
                                                                                ========         =========
     Interest...................................................................$      5         $       5
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$    279         $      --
                                                                                ========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 2004

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. The balance sheet amounts at January 2, 2004 in the accompanying financial statements are derived from the Company's audited financial statements for the fiscal year then ended, included in the Company's Annual Report on Form 10-K for such fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 2, 2004. Operating results for the thirteen and twenty-six weeks ended July 2, 2004 are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at July 2, 2004 and January 2, 2004 consisted of the following:

                                              July 2,           January 2,
                                               2004                2004
                                               ----                ----

      Finished goods.......................$    27,487        $    22,322
      Raw material and supplies............         46                 34
      Work in progress.....................         32                 65
                                           -----------        -----------
      Total................................$    27,565        $    22,421
                                           ===========        ===========


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

Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is presented:


                                                        Thirteen Weeks                 Twenty-Six Weeks
                                                            Ended                           Ended
                                                   --------------------------     --------------------------
                                                   July 2, 2004  July 4, 2003     July 2, 2004  July 4, 2003
                                                   ------------  ------------     ------------  ------------


Net income available to Class A
   and Class B common stockholders                  $   3,045      $   2,232       $   7,276      $   4,835
                                                    ---------      ---------       ---------      ---------

Allocation of undistributed net income:

Basic:
   Class A common stock.............................$   1,111      $     874       $   2,695      $   1,896
   Class B common stock.............................    1,934          1,358           4,581          2,939
                                                    ---------      ---------       ---------      ---------
                                                    $   3,045      $   2,232       $   7,276      $   4,835
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock.............................$   1,023      $     843       $   2,481      $   1,833
   Class B common stock.............................    2,022          1,389           4,795          3,002
                                                    ---------      ---------       ---------      ---------
                                                    $   3,045      $   2,232       $   7,276      $   4,835
                                                    =========      =========       =========      =========

Weighted average common shares
   and equivalents outstanding:

Basic:
   Class A common stock                                 2,521          2,521           2,521          2,522
   Class B common stock                                 3,992          3,564           3,896          3,553
                                                    ---------      ---------        --------       --------
                                                        6,513          6,085           6,417          6,075
                                                    =========      =========        ========       ========
Diluted:
   Class A common stock                                 2,521          2,521           2,521          2,522
   Class B common stock                                 4,527          3,778           4,430          3,756
                                                    ---------      ---------        --------       --------
                                                        7,048          6,299           6,951          6,278
                                                    =========      =========        ========       ========
Earnings per share:

Basic:
   Class A common stock                             $    0.44      $    0.35       $   1.07       $    0.75
                                                    =========      =========       ========       =========
   Class B common stock                             $    0.49      $    0.38       $   1.18       $    0.83
                                                    =========      =========       ========       =========

Diluted:
   Class A common stock                             $    0.41      $    0.33       $   0.98       $    0.73
                                                    =========      =========       ========       =========
   Class B common stock                             $    0.45      $    0.37       $   1.08       $    0.80
                                                    =========      =========       ========       =========

On February 17, 2004, the Company's Board of Directors declared a special cash dividend of $4.00 per share on each of the Company's Class A and Class B common stock. On March 17, 2004 the Company paid the special dividend to stockholders of record at the close of business on March 3, 2004. The increase in the weighted average common shares and equivalents in the thirteen and twenty-six weeks ended July 2, 2004, compared to the thirteen and twenty-six weeks ended July 4, 2003 was due to increased Class B common shares outstanding and the impact of our special dividend which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding was due to the issuance of approximately 386,000 Class B common shares due to the exercise of stock options and stock purchase warrants. Options outstanding at March 1, 2004, the ex-dividend date for the special dividend, were increased due to customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date. As a consequence of the special dividend, the number of options to purchase our Class B common stock was increased by approximately 288,000 options, which increase was in proportion to changes in the market price of our Class B common stock as of March 1, 2004, the ex-dividend date. The aggregate dividend payout for the special dividend amounted to $25,990.

Options to purchase 209,000 shares of common stock outstanding at July 4, 2003 were not included in the computations of diluted earnings per share, for the thirteen week period then-ended, since the options were anti-dilutive. Options to purchase 332,000 shares of common stock outstanding at July 4, 2003 were not included in the computations of diluted earnings per share, for the twenty-six week period then-ended, since the options were anti-dilutive. All of the options to purchase shares of common stock outstanding at July 2, 2004 were included in the computations of diluted earnings per share for the thirteen and twenty-six week periods then-ended.


NOTE 4 - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 148 ("SFAS 148") Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123") encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"), as interpreted, with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting, defined in SFAS 123, applied. SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

All stock options granted during the twenty-six weeks ended July 2, 2004 and the twenty-six weeks ended July 4, 2003 were at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company has realized income tax benefits of $71 and $72 for the thirteen weeks ended July 2, 2004 and July 4, 2003, respectively, and $1,107 and $76 in the twenty-six weeks ended July 2, 2004 and July 4, 2003, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks and twenty-six weeks ended July 2, 2004 and July 4, 2003, consistent with the fair value method provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            Thirteen Weeks Ended           Thirteen Weeks Ended
                                                                July 2, 2004                   July 4, 2003
                                                          -----------------------       -----------------------
                                                            Basic        Diluted          Basic        Diluted
                                                          --------      ---------       ---------    ----------
     Net income:
       As reported........................................$  3,045      $   3,045       $   2,232    $   2,232
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --             --               6            6
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................    (349)          (349)           (248)        (248)
                                                          --------      ---------       ---------    ---------
     Pro forma net income ................................$  2,696      $   2,696       $   1,990    $   1,990
                                                          ========      =========       =========    =========

      Pro forma net income allocated:
         Class A common stock.............................$    983      $     906       $     782    $     760
         Class B common stock.............................   1,713          1,790           1,208        1,230
                                                          --------      ---------       ---------    ---------
                Total.....................................$  2,696      $   2,696       $   1,990    $   1,990
                                                          ========      =========       =========    =========


                                                            Thirteen Weeks Ended          Thirteen Weeks Ended
                                                                 July 2, 2004                 July 4, 2003
                                                          ----------------------        ----------------------
                                                            Basic        Diluted           Basic      Diluted
                                                          --------      ---------       ---------    ---------
    Pro forma earnings per share:
     Class A common stock
       As reported........................................$   0.44      $   0.41        $    0.35    $    0.33
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.05)        (0.05)           (0.04)       (0.03)
                                                          --------      --------        ---------    ---------
     Pro forma net income per share.......................$   0.39      $   0.36        $    0.31    $    0.30
                                                          ========      ========        =========    =========


                                                           Thirteen Weeks Ended          Thirteen Weeks Ended
                                                               July 2, 2004                  July 4, 2003
                                                          ----------------------        ---------------------
                                                            Basic        Diluted          Basic      Diluted
                                                          --------      ---------       ---------   ---------
    Pro forma earnings per share:
     Class B common stock
       As reported........................................$   0.49      $   0.45        $    0.38   $     0.37
     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax..............................         --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.06)        (0.05)           (0.04)       (0.04)
                                                          --------      --------        ---------   ----------
     Pro forma net income per share.......................$   0.43      $   0.40        $    0.34   $     0.33
                                                          ========      ========        =========   ==========


                                                           Twenty-Six Weeks Ended       Twenty-Six Weeks Ended
                                                                July 2, 2004                  July 4, 2003
                                                          -----------------------       ----------------------
                                                             Basic        Diluted         Basic       Diluted
                                                          ---------     ---------       ---------    ---------
     Net income:
       As reported........................................$  7,276      $   7,276       $   4,835    $   4,835
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --             --              11           11
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................    (687)          (687)           (395)        (395)
                                                          --------      ---------       ---------    ---------
     Pro forma net income ................................$  6,589      $   6,589       $   4,451    $   4,451
                                                          ========      =========       =========    =========

      Pro forma net income allocated:
         Class A common stock.............................$  2,440      $   2,247       $   1,746    $   1,690
         Class B common stock.............................   4,149          4,342           2,705        2,761
                                                          --------      ---------       ---------    ---------
                Total.....................................$  6,589      $   6,589       $   4,451    $   4,451
                                                          ========      =========       =========    =========


                                                           Twenty-Six Weeks Ended       Twenty-Six Weeks Ended
                                                                 July 2, 2004                 July 4, 2003
                                                          -----------------------       ----------------------
                                                             Basic        Diluted          Basic       Diluted
                                                             -----        -------          -----       -------
    Pro forma earnings per share:
     Class A common stock
       As reported........................................$   1.07      $   0.98        $    0.75    $    0.73
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.10)        (0.09)           (0.06)       (0.06)
                                                          --------      --------        ---------    ---------
     Pro forma net income per share.......................$   0.97      $   0.89        $    0.69    $    0.67
                                                          ========      ========        =========    =========


                                                          Twenty-Six Weeks Ended        Twenty-Six Weeks Ended
                                                               July 2, 2004                  July 4, 2003
                                                          ----------------------        ----------------------
                                                            Basic        Diluted          Basic       Diluted
                                                            -----        -------          -----       -------
    Pro forma earnings per share:
     Class B common stock
       As reported........................................$   1.18      $   1.08        $    0.83   $     0.80
     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax..............................         --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.11)        (0.10)           (0.07)       (0.06)
                                                          --------      --------        ---------   ----------
     Pro forma net income per share.......................$   1.07      $   0.98        $    0.76   $     0.74
                                                          ========      ========        =========   ==========




     The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                           Twenty-Six Weeks     Twenty-Six Weeks
                                                 Ended                Ended
                                             July 2, 2004         July 4, 2003
                                             ------------         ------------

     Expected life (years)..................      5.0                  5.0
     Risk-free interest rate................      3.0%                 2.8%
     Expected volatility....................     55.1%                66.6%
     Expected dividend yield................      1.2%                 1.4%


NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                         Thirteen       Thirteen        Twenty-Six     Twenty-Six
                                                           Weeks          Weeks            Weeks          Weeks
                                                           Ended          Ended            Ended          Ended
                                                       July 2, 2004   July 4, 2003     July 2, 2004   July 4, 2003
                                                       ------------   ------------     ------------   ------------

Net income................................................$ 3,045       $  2,232        $  7,276        $ 4,835
Other comprehensive income:
   Foreign currency translation adjustments,
     net of tax...........................................    120            578             (56)           832
                                                          -------       --------        --------        -------
Comprehensive income......................................$ 3,165       $  2,810        $  7,220        $ 5,667
                                                          =======       ========        ========        =======


NOTE 6 - GOODWILL AND DEFERRED CHARGES

Goodwill and intangible assets as of July 2, 2004 and January 2, 2004 are as follows:

                                           July 2, 2004                              January 2, 2004
                              ------------------------------------        -------------------------------------
                                            Accumulated                                  Accumulated
                                 Cost      Amortization       Net             Cost      Amortization       Net
                                 ----      ------------       ---             ----      ------------       ---

   Goodwill...................$  1,463     $    (551)      $   912         $  1,463     $    (551)      $   912
                              ========     =========       =======         ========     =========       =======

   Deferred charges:
     Software licenses........   1,135        (1,026)          109            1,060          (992)           68
     Capitalized debt
       financing costs........      87           (87)           --               87           (76)           11
     Other....................     444          (415)           29              444          (399)           45
                              --------     ---------       -------         --------     ---------       -------
   Total......................$  1,666     $  (1,528)      $   138         $  1,591     $  (1,467)      $   124
                              ========     =========       =======         ========     =========       =======




Amortization of intangible assets was $28 and $56, respectively, in the thirteen weeks ended July 2, 2004 and July 4, 2003. For the twenty-six weeks ended July 2, 2004 and July 4, 2003, amortization expense was $60 and $103, respectively.


NOTE 7 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and twenty-six weeks ended July 2, 2004 and July 4, 2003, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2004.


                                                         Thirteen       Thirteen       Twenty-Six     Twenty-Six
                                                           Weeks          Weeks           Weeks          Weeks
                                                           Ended          Ended           Ended          Ended
                                                       July 2, 2004   July 4, 2003    July 2, 2004   July 4, 2003
                                                       ------------   ------------    ------------   ------------
Revenues:
      Saucony...........................................$  38,438       $  29,874      $  79,677       $ 62,425
      Other Products....................................    5,644           4,666         11,553         11,278
                                                        ---------       ---------      ---------       --------
         Total revenue..................................$  44,082       $  34,540      $  91,230       $ 73,703
                                                        =========       =========      =========       ========

   Income (loss) before income taxes and minority interest:
      Saucony...........................................$   5,193       $   3,794      $  11,565       $  7,776
      Other Products....................................        7             (52)           663            383
                                                        ---------       ---------      ---------       --------
   Total ...............................................$   5,200       $   3,742      $  12,228       $  8,159
                                                        =========       =========      =========       ========

NOTE 8 - STOCKHOLDERS' EQUITY

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares under Section 6.31. As a result, Chapter 156D eliminates the concept of "treasury shares" and provides that shares reacquired by a company become "authorized but unissued" shares. Accordingly, at July 2, 2004, we have redesignated the Company's existing treasury shares, at an aggregate cost of $6,565, as authorized but unissued and allocated this amount to the common stock's par value and additional paid in capital.


NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURE

In February 2004, two officers who are also directors and principal holders of the Company's Class A common stock, each delivered 3,609 shares of Class B common stock in payment of their respective option exercises to purchase 9,999 shares each of the Company's Class B common stock.

NOTE 10 - SUBSEQUENT EVENT

On August 2, 2004, Saucony announced that it has retained the services of Chestnut Securities, Inc., Boston, Massachusetts, to assist it in its analysis and consideration of various strategic alternatives that may be available to it, including a possible sale of Saucony. Saucony has not determined whether to pursue any particular strategic alternative. There can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for Saucony's stockholders.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2004 under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" filed by us with the Securities and Exchange Commission on April 1, 2004, which discussion is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by this reference. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission. We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

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



      Highlights
                                                                     Thirteen Weeks and Twenty-Six Weeks Ended
                                                                   July 2, 2004 Compared to Thirteen Weeks and
                                                                        Twenty-Six Weeks Ended July 4, 2003
                                                                   --------------------------------------------

                                                                                Increase (Decrease)
                                                                                -------------------
                                                                    Thirteen Weeks                Twenty-Six Weeks
                                                                    --------------                ----------------

         Net sales.............................................$   9,507        27.6%        $ 17,408         23.7%
         Gross profit.........................................     4,643        34.6%           8,504         29.7%
         Selling, general and administrative expenses.........     2,918        29.5%           4,134         19.9%


                                                                                Increase (Decrease)
                                                                                -------------------
                                                                     Thirteen Weeks                Twenty-Six Weeks
                                                                     --------------                ----------------

         Operating income.........................................        $1,760                       $4,489
         Income before income taxes and minority interest.........         1,458                        4,069
         Net income...............................................           813                        2,441

                                                                               Percent of Net Sales
                                                                               --------------------

                                                                      Thirteen Weeks            Twenty-Six Weeks
                                                                           Ended                      Ended
                                                                    ------------------         -------------------
                                                                    July 2,     July 4,        July 2,     July 4,
                                                                     2004        2003            2004       2003
                                                                     ----        ----            ----       ----

         Gross profit.........................................       41.1%       39.0%           40.8%      38.9%
         Selling, general and administrative expenses.........       29.2        28.7            27.4       28.3
         Operating income.....................................       12.2        10.4            13.7       10.8
         Income before income taxes and minority interest.....       11.8        10.9            13.4       11.1
         Net income...........................................        6.9         6.5             8.0        6.6


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and twenty-six weeks ended July 2, 2004 and July 4, 2003:

                                                             Thirteen Weeks Ended
                                                             --------------------
                                                July 2, 2004                       July 4, 2003
                                                ------------                       ------------

         Saucony..........................$  38,361         87.2%            $  29,828         86.5%
         Other Products...................    5,618         12.8%                4,644         13.5%
                                          ---------        -----             ---------        -----
         Total............................$  43,979        100.0%            $  34,472        100.0%
                                          =========        =====             =========        =====


                                                            Twenty-Six Weeks Ended
                                                            ----------------------
                                                July 2, 2004                       July 4, 2003
                                                ------------                       ------------

         Saucony..........................$  79,460         87.4%            $  62,313         84.7%
         Other Products...................   11,488         12.6%               11,227         15.3%
                                          ---------        -----             ---------        -----
         Total............................$  90,948        100.0%            $  73,540        100.0%
                                          =========        =====             =========        =====



Thirteen Weeks Ended July 2, 2004 Compared to Thirteen Weeks Ended July 4, 2003
-------------------------------------------------------------------------------

Consolidated Net Sales

Net sales increased $9,507, or 28%, to $43,979 in the thirteen weeks ended July 2, 2004 from $34,472 in the thirteen weeks ended July 4, 2003.

On a geographic basis, domestic net sales increased $8,320, or 31%, to $35,459 in the thirteen weeks ended July 2, 2004 from $27,139 in the thirteen weeks ended July 4, 2003. International net sales increased $1,187, or 16%, to $8,520 in the thirteen weeks ended July 2, 2004 from $7,333 in the thirteen weeks ended July 4, 2003. Favorable changes in foreign exchange rates accounted for $338 of the international sales increase in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $8,533, or 29%, to $38,361 in the thirteen weeks ended July 2, 2004 from $29,828 in the thirteen weeks ended July 4, 2003, due primarily to an increase in domestic footwear unit volume and, to a lesser extent, increased technical footwear unit volumes at our international subsidiaries and favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies, partially offset by lower domestic selling prices. The volume of footwear sold in the thirteen weeks ended July 2, 2004 increased 30% to 1,319 pair from 1,014 pair in the thirteen weeks ended July 4, 2003.

Domestic net sales increased $7,462, or 33%, to $30,146 in the thirteen weeks ended July 2, 2004 from $22,684 in the thirteen weeks ended July 4, 2003, due primarily to a 36% increase in footwear unit volumes, partially offset by lower wholesale per pair average selling prices.

The volume of domestic footwear sold in the thirteen weeks ended July 2, 2004, increased to 1,096 pair from 805 pair in the thirteen weeks ended July 4, 2003. The footwear unit volume increase in the thirteen weeks ended July 2, 2004 was due primarily to a 90% footwear unit volume increase in our mid-priced cross-over footwear, due primarily to increased cross-over unit volume sold into the athletic mall, sporting goods and value channels, a 27% increase in technical footwear unit volumes and a 63% increase in Originals footwear unit volumes. Our cross-over footwear category consists primarily of mid-priced running shoes incorporating our proprietary Grid technology, previously included in our technical footwear category. These increases were partially offset by a 9% decrease in special make up footwear unit volumes. Our Originals footwear accounted for 26% of domestic footwear unit volume in the thirteen weeks ended July 2, 2004, compared to 21% in the thirteen weeks ended July 4, 2003. The unit volume increase in Originals footwear was primarily due to increased unit volume of our Jazz and Shadow Originals sold into the athletic mall, sporting goods and value channels and, to a lesser extent, the sales of new products in the thirteen weeks ended July 2, 2004.

The average wholesale per pair selling prices for domestic footwear decreased in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003, due to a change in the product mix to increased cross-over and Original footwear unit volumes, both of which sell at wholesale per pair selling prices below our first quality technical footwear, a change in the special make up footwear product mix to lower priced products and increased rebates provided to certain domestic customers.

International net sales increased $1,071, or 15%, to $8,215 in the thirteen weeks ended July 2, 2004 from $7,144 in the thirteen weeks ended July 4, 2003, due primarily to increased footwear unit volume and, to a lesser extent, higher wholesale per pair average selling prices and favorable changes in foreign exchange rates, compared to the thirteen weeks ended July 4, 2003. Footwear unit volumes increased 6% in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003.

The volume of international footwear sold in the thirteen weeks ended July 2, 2004 increased 6% to 223 pair from 210 pair in the thirteen weeks ended July 4, 2003. Footwear unit volumes at our Dutch and Canadian subsidiaries increased 18% and 7%, respectively, in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003, due primarily to increased technical footwear unit volumes. Footwear unit volumes at our British subsidiary were flat. International distributor footwear unit volumes increased 4% in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003, due primarily to increased technical footwear unit volumes sold throughout our international distributor base, partially offset by a decrease in Originals footwear unit volumes sold in the Japanese footwear market. Cross-over footwear typically sells at higher wholesale per pair selling prices than Originals footwear.

The international footwear average wholesale per pair selling price increased primarily due to increased international distributor average wholesale per pair selling prices, due to a change in the product mix to higher priced technical footwear, increased cross-over footwear unit volumes and lower Originals footwear unit volumes in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003.

Other Products Segment

Worldwide sales of Other Products increased $974, or 21%, to $5,618 in the thirteen weeks ended July 2, 2004 from $4,644 in the thirteen weeks ended July 4, 2003, due primarily to a 29% increase in sales at our factory outlet stores and, to a lesser extent, a 14% increase in domestic sales of our Hind brand apparel.

Domestic net sales of Other Products increased $858, or 19%, to $5,313 in the thirteen weeks ended July 2, 2004 from $4,455 in the thirteen weeks ended July 4, 2003, due primarily to increased sales at our factory outlet stores and, to a lesser extent, increased sales of Hind brand apparel. Sales at our factory outlet stores increased 29% in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003, due primarily to sales derived from additional factory outlet stores opened after April 4, 2003 and the addition of two factory outlet stores which were opened in March 2004 and, to a lesser extent, increased sales at our factory outlet stores open for more than one year. Hind apparel sales increased 14% due primarily to an 18% increase in the average wholesale per item selling price of our Hind apparel, partially offset by a 3% decrease in Hind apparel unit volume. The increase in average wholesale per item selling price of our Hind apparel was due primarily to new product introductions in the thirteen weeks ended July 2, 2004, carrying higher wholesale per item sell prices and lower sales of closeout apparel in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003. Sales of closeout apparel accounted for approximately 16% of domestic Hind apparel net sales in the thirteen weeks ended July 2, 2004, compared to 32% of domestic Hind apparel net sales in the thirteen weeks ended July 4, 2003. During the thirteen weeks ended July 2, 2004, our closeout sales volume decreased, compared to the thirteen weeks ended July 4, 2003, due to the production and sale during the 2003 period of surplus special makeup closeout apparel from remaining raw materials in connection with a change in our product sourcing.

International net sales of Other Products increased $116, or 61%, to $305 in the thirteen weeks ended July 2, 2004 from $189 in the thirteen weeks ended July 4, 2003, due primarily to sales at our factory outlet stores in Canada, which opened in the first quarter of 2004, and increased Hind apparel unit volume sold to international distributors.

Costs and Expenses

The Company's gross margin in the thirteen weeks ended July 2, 2004 increased to 41.1% compared to 39.0% in the thirteen weeks ended July 4, 2003, due primarily to favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies, higher levels of domestic at once shipments, which shipments carry lower discounts, and improved margins at our factory outlet division. Partially offsetting these margin increases in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003 were increased footwear unit volume of our mid-priced cross-over footwear sold into the athletic mall, sporting goods and value channel at lower gross margins that include rebates provided to certain Saucony domestic customers.

Selling, general and administrative expenses as a percentage of net sales increased to 29.2% in the thirteen weeks ended July 2, 2004, compared to 28.7% in the thirteen weeks ended July 4, 2003. In absolute dollars, selling, general and administrative expenses increased 29%, due primarily to increased administrative and selling payroll, print media advertising, operating expenses associated with the factory outlet division expansion, variable selling expenses, professional fees and account specific advertising and promotion. General and administrative expenses in the second quarter of 2003 included a favorable litigation settlement which reduced bad debt expense by $566. Foreign exchange rate changes increased selling and administrative expenses by $279 in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003.

Non-Operating Income (Expense)

Non-operating income (expense) decreased in the thirteen weeks ended July 2, 2004 to an expense of $151, compared to income of $151 in the thirteen weeks ended July 4, 2003. The decrease was due primarily to an increase in foreign currency losses to $217 in the thirteen weeks ended July 2, 2004, compared to foreign currency gains of $73 in the thirteen weeks ended July 4, 2003, due primarily to recognizing $146 of accumulated other comprehensive losses from the closing and relocation of our Saucony International administrative office and, to a lesser extent, losses on forward foreign exchange contracts. Interest income increased to $57 in the thirteen weeks ended July 2, 2004 from $53 in the thirteen weeks ended July 4, 2003, due to higher interest rates in the thirteen weeks ended July 2, 2004.

Income Before Income Taxes and Minority Interest

                                                    Thirteen Weeks Ended
                                               July 2,               July 4,
                                                2004                  2003
                                                ----                  ----
         Segment
           Saucony...........................$   5,193              $  3,794
           Other Products....................        7                   (52)
                                             ---------              --------
           Total.............................$   5,200              $  3,742
                                             =========              ========

Income before tax and minority interest increased $1,458 in the thirteen weeks ended July 2, 2004 to $5,200, compared to $3,742 in the thirteen weeks ended July 4, 2003, due primarily to increased pre-tax income realized by both our domestic and international Saucony businesses, due to higher sales and improved gross margins. The improvement in our Other Products segment income before tax and minority interest in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003, was due primarily to improved profitability at our factory outlet stores due to higher sales and improved gross margins.

Income Taxes

The provision for income taxes increased to $2,129 in the thirteen weeks ended July 2, 2004 from $1,468 in the thirteen weeks ended July 4, 2003, due primarily to higher pre-tax income realized by our domestic and international Saucony businesses and higher pre-tax income realized by our factory outlet stores. The effective tax rate increased 1.6% to 40.9% in the thirteen weeks ended July 2, 2004 from 39.3% in the thirteen weeks ended July 4, 2003, due to a shift in the composition of domestic and foreign pre-tax earnings. We credited to additional paid-in capital income tax benefits of options exercised of $71 during the thirteen weeks ended July 2, 2004 and of $72 during the thirteen weeks ended July 4, 2003. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense decreased to $26 in the thirteen weeks ended July 2, 2004, compared to $42 in the thirteen weeks ended July 4, 2003, due to the increase in our ownership percentage in Saucony Canada, Inc. to 95% from 85% in July 2003.

Net Income

Net income for the thirteen weeks ended July 2, 2004 increased to $3,045, or $0.41 per Class A share and $0.45 per Class B share on a diluted basis, compared to $2,232, or $0.33 per Class A share and $0.37 per Class B share on a diluted basis, in the thirteen weeks ended July 4, 2003. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the thirteen weeks ended July 2, 2004 consisted of 2,521,000 Class A and 4,527,000 Class B shares, compared to 2,521,000 Class A and 3,778,000 Class B shares in the thirteen weeks ended July 4, 2003.

The increase in the weighted average common shares and equivalents in the thirteen weeks ended July 2, 2004, compared to the thirteen weeks ended July 4, 2003, was due to increased Class B common shares outstanding and the impact of our special dividend declared on February 17, 2004 which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding was due to the issuance of approximately 386,000 Class B common shares due to the exercise of stock options and stock purchase warrants, of which 356,000 Class B common shares were issued in the thirteen weeks ended April 2, 2004. Options outstanding at March 1, 2004, the ex-dividend date for the special dividend, were increased due to customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date.

Twenty-six weeks Ended July 2, 2004 Compared to Twenty-six weeks Ended July 4, 2003
----

Consolidated Net Sales

Net sales increased $17,408, or 24%, to $90,948 in the twenty-six weeks ended July 2, 2004 from $73,540 in the twenty-six weeks ended July 4, 2003.

On a geographic basis, domestic net sales increased $14,712, or 26%, to $71,427 in the twenty-six weeks ended July 2, 2004 from $56,715 in the twenty-six weeks ended July 4, 2003. International net sales increased $2,696, or 16%, to $19,521 in the twenty-six weeks ended July 2, 2004 from $16,825 in the twenty-six weeks ended July 4, 2003. Favorable changes in foreign exchange rates accounted for $1,606 of the international sales increase in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $17,417, or 28%, to $79,460 in the twenty-six weeks ended July 2, 2004 from $62,313 in the twenty-six weeks ended July 4, 2003, due primarily to an increase in domestic footwear unit volume and, to a lesser extent, favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and increased technical footwear unit volume at our international subsidiaries, partially offset by lower domestic wholesale per pair average selling prices. The volume of footwear sold in the twenty-six weeks ended July 2, 2004 increased 28% to 2,665 pair from 2,076 pair in the twenty-six weeks ended July 4, 2003.

Domestic net sales increased $14,349, or 31%, to $60,689 in the twenty-six weeks ended July 2, 2004 from $46,340 in the twenty-six weeks ended July 4, 2003, due primarily to a 37% increase in footwear unit volumes, partially offset by lower wholesale per pair average selling prices.

The volume of domestic footwear sold in the twenty-six weeks ended July 2, 2004, increased to 2,194 pair from 1,604 pair in the twenty-six weeks ended July 4,
2003. The footwear unit volume increase in the twenty-six weeks ended July 2, 2004 was due primarily to a 94% footwear unit volume increase in our mid-priced cross-over footwear, due primarily to increased cross-over unit volume sold into the athletic mall, sporting goods and value distribution channels, a 22% increase in technical footwear unit volumes and a 59% increase in Originals footwear unit volumes. Our cross-over footwear category consists primarily of mid-priced running shoes incorporating our proprietary Grid technology, previously included in our technical footwear category. These increases were partially offset by a 10% decrease in special make up footwear unit volumes. Our Originals footwear accounted for 26% of domestic footwear unit volume in the twenty-six weeks ended July 2, 2004, compared to 22% of domestic footwear unit volume in the twenty-six weeks ended July 4, 2003. The unit volume increase in Originals footwear was primarily due to increased unit volume of our Jazz and Shadow Originals sold into the athletic mall channel and, to a lesser extent, the introduction of new products in the twenty-six weeks ended July 2, 2004.

The average wholesale per pair selling price for domestic footwear decreased in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, due to a change in the product mix to increased cross-over and Original footwear unit volumes, both of which sell at wholesale per pair selling prices below our first quality technical footwear, a change in the special make up footwear product mix to lower priced product, increased rebates provided to certain domestic customers and a higher level of discounts.

International net sales increased $2,798, or 18%, to $18,771 in the twenty-six weeks ended July 2, 2004 from $15,973 in the twenty-six weeks ended July 4, 2003, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, higher average wholesale per pair selling prices and increased sales of Saucony brand apparel.

The international footwear average wholesale per pair selling price increased primarily due to increased international distributor average wholesale per pair selling prices, due to a change in the product mix to higher priced technical footwear, increased cross-over footwear unit volumes and lower Originals footwear unit volumes in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003. Cross-over footwear typically sells at higher wholesale per pair selling prices than Originals footwear.

The volume of international footwear sold in the twenty-six weeks ended July 2, 2004 decreased to 471 pair from 472 pair in the twenty-six weeks ended July 4, 2003. Footwear unit volumes at our foreign subsidiaries increased 7% in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, due primarily to increased technical footwear unit volumes sold at our Canadian and European subsidiaries. International distributor footwear unit volumes decreased 14% in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, due primarily to a 71% decrease in Originals footwear unit volumes sold in the Japanese footwear market, partially offset by a 21% increase in footwear unit volumes sold, due primarily to increased technical footwear unit volume sold to our distributors in Australia and in Europe.

Other Products Segment

Worldwide sales of Other Products increased $261, or 2%, to $11,488 in the twenty-six weeks ended July 2, 2004 from $11,227 in the twenty-six weeks ended July 4, 2003, due primarily to a 35% increase in sales at our factory outlet stores, partially offset by a 13% decrease in domestic sales of our Hind brand apparel.

Domestic net sales of Other Products increased $363, or 4%, to $10,738 in the twenty-six weeks ended July 2, 2004 from $10,375 in the twenty-six weeks ended July 4, 2003, due primarily to increased sales at our factory outlet stores, partially offset by decreased sales of our Hind brand apparel. Sales at our factory outlet division increased 35% in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, due primarily to sales derived from additional factory outlet stores opened since April 4, 2003 and, to a lesser extent, a 12% sales increase at our factory outlet stores open for more than one year. Hind apparel sales decreased 13% due primarily to a 20% decrease in Hind apparel unit volume, partially offset by a 9% increase in the average wholesale per item selling price of our Hind brand apparel. Both the decrease in Hind apparel unit volume and the increase in the average wholesale per item selling price of our Hind apparel were due to lower closeout unit volumes sold in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003. Sales of closeout apparel accounted for approximately 11% of domestic Hind apparel net sales in the twenty-six weeks ended July 2, 2004, compared to 26% of domestic Hind apparel net sales in the twenty-six weeks ended July 4, 2003. During the twenty-six weeks ended July 2, 2004, our closeout sales volume decreased, compared to the twenty-six weeks ended July 4, 2003, due to the production and sale during the 2003 period of surplus special makeup closeout apparel from remaining raw materials in connection with a change in our product sourcing.

International net sales of Other Products decreased $102, or 12%, to $750 in the twenty-six weeks ended July 2, 2004 from $852 in the twenty-six weeks ended July 4, 2003, due primarily to discontinuing Hind apparel distribution at our Dutch subsidiary and decreased Hind apparel sales in Canada and the United Kingdom. Partially offsetting these decreases were sales at our recently opened factory outlet stores in Canada.

Costs and Expenses

The Company's gross margin in the twenty-six weeks ended July 2, 2004 increased to 40.8%, compared to 38.9% in the twenty-six weeks ended July 4, 2003, due primarily to favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies, improved margins on Hind brand apparel, higher levels of domestic at once footwear shipments, which shipments carry lower discounts, and improved margins at our factory outlet division. The improved margins on our Hind brand apparel during the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, were due primarily to changes in product sourcing, which lowered our product cost and increased our first quality gross margins, lower closeout sales and lower inventory provisions. Offsetting these margin increases in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, were increased footwear unit volume of our mid-priced cross-over footwear sold into the athletic mall, sporting goods and value channels at lower gross margins that included increased rebates provided to certain Saucony domestic customers.

Selling, general and administrative expenses as a percentage of net sales decreased to 27.4% in the twenty-six weeks ended July 2, 2004, compared to 28.3% in the twenty-six weeks ended July 4, 2003. In absolute dollars, selling, general and administrative expenses increased 20%, due primarily to increased administrative and selling payroll, print media advertising, operating expenses associated with a factory outlet division expansion, professional fees, variable selling expenses and account specific advertising and promotion. General and administrative expenses in the twenty-six weeks ended July 4, 2003 included a favorable litigation settlement which reduced bad debt expense by $566. Foreign exchange rate changes increased selling and administrative expenses by $493 in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003.

Non-Operating Income (Expense)

Non-operating income (expense) decreased in the twenty-six weeks ended July 2, 2004 to an expense of $223, compared to income of $197 in the twenty-six weeks ended July 4, 2003. The decrease was due primarily to an increase in foreign currency losses to $361 in the twenty-six weeks ended July 2, 2004, compared to foreign currency gains of $58 in the twenty-six weeks ended July 4, 2003, due primarily to losses on forward foreign exchange contracts and, to a lesser extent, recognizing $146 of accumulated other comprehensive losses from the closing and relocation of our Saucony International administrative office.

Income Before Income Taxes and Minority Interest

                                                  Twenty-Six weeks Ended
                                             July 2,                   July 4,
                                              2004                      2003
                                              ----                      ----
         Segment
           Saucony.........................$  11,565                  $  7,776
           Other Products..................      663                       383
                                           ---------                  --------
           Total...........................$  12,228                  $  8,159
                                           =========                  ========

Income before tax and minority interest increased $4,069 in the twenty-six weeks ended July 2, 2004 to $12,228, compared to $8,159 in the twenty-six weeks ended July 4, 2003, due primarily to increased pre-tax income realized by both our domestic and international Saucony businesses, due to higher sales and improved gross margins. The improvement in our Other Products segment income before tax and minority interest in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, was due primarily to improved profitability at our factory outlet stores due to higher sales and improved gross margins and improved profitability at our Hind apparel brand due to improved gross margins and lower operating expenses.

Income Taxes

The provision for income taxes increased to $4,888 in the twenty-six weeks ended July 2, 2004 from $3,218 in the twenty-six weeks ended July 4, 2003, due primarily to higher pre-tax income realized by our domestic and international Saucony businesses and, to a lesser extent, higher pre-tax income realized by our factory outlet stores and Hind apparel brand. The effective tax rate increased 0.6% to 40.0% in the twenty-six weeks ended July 2, 2004 from 39.4% in the twenty-six weeks ended July 4, 2003, due to a shift in the composition of domestic and foreign pre-tax earnings. We credited to additional paid-in capital income tax benefits of options exercised of $1,107 during the twenty-six weeks ended July 2, 2004 and of $76 during the twenty-six weeks ended July 4, 2003. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense decreased to $64 in the twenty-six weeks ended July 2, 2004, compared to $106 in the twenty-six weeks ended July 4, 2003, due to the increase in our ownership percentage in Saucony Canada, Inc. to 95% from 85% in July 2003.

Net Income

Net income for the twenty-six weeks ended July 2, 2004 increased to $7,276, or $0.98 per Class A share and $1.08 per Class B share on a diluted basis, compared to $4,835, or $0.73 per Class A share and $0.80 per Class B share on a diluted basis, in the twenty-six weeks ended July 4, 2003. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the twenty-six weeks ended July 2, 2004 consisted of 2,521,000 Class A and 4,430,000 Class B shares, compared to 2,522,000 Class A and 3,756,000 Class B shares in the twenty-six weeks ended July 4, 2003.

The increase in the weighted average common shares and equivalents in the twenty-six weeks ended July 2, 2004, compared to the twenty-six weeks ended July 4, 2003, was due to increased Class B common shares outstanding and the impact of our special dividend declared on February 17, 2004, which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding was due to the issuance of approximately 386,000 Class B common shares due to the exercise of stock options and stock purchase warrants. Options outstanding at March 1, 2004, the ex-dividend date for the special dividend, were increased due to customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date.

Liquidity and Capital Resources

As of July 4, 2003, our cash and cash equivalents totaled $14,266, a decrease of $27,515 from January 2, 2004. The decrease was due primarily to the payment of a special cash dividend of $25,990 in March 2004 and regular quarterly cash dividends of $605, the use of cash from operations of $2,548 and cash outlays for capital assets of $2,101, due to an expansion of our corporate offices. This decrease in cash was offset in part by the receipt of $2,902 from the issuance of shares of our common stock as a result of option and common stock purchase warrant exercises and a reduction in short-term investments of $908.

Our accounts receivable, net of the provision for bad debts and discounts, at July 4, 2004 increased $11,531, compared to at January 2, 2004, due primarily to increased sales of our Saucony footwear products we experienced in the twenty-six weeks ended July 2, 2004. Our days' sales outstanding for accounts receivable increased to 62 days in the twenty-six weeks ended July 2, 2004 from 61 days in the twenty-six weeks ended July 4, 2003, due to the timing of our shipments in the twenty-six weeks ended July 2, 2004, much of which shipped in June 2004. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. The provision for bad debts and discounts, which does not include our second quarter 2003 litigation settlement, increased to $3,580 in the twenty-six weeks ended July 2, 2004 from $2,731 in the twenty-six weeks ended July 4, 2003 due primarily to increased sales discounts on higher sales volumes in the thirteen weeks ended July 2, 2004 and, to a lesser extent, an increase in the provision for bad debts. Inventories increased $5,251 in the twenty-six weeks ended July 2, 2004, compared to at January 2, 2004. Our inventory turns increased to 4.3 turns in the twenty-six weeks ended July 2, 2004 from 3.8 turns in the twenty-six weeks ended July 4, 2003. The number of days' sales in inventory increased to 93 days in the twenty-six weeks ended July 2, 2004 from 79 days in the twenty-six weeks ended July 4, 2003. The inventory turns ratio represents our cost of sales for a period divided by the average of our beginning and ending inventory during the period. Days' sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventory by the average daily cost of sales for the period. The increases in our inventory and in our days' sales in inventory were due primarily to higher levels of domestic Saucony technical and cross-over footwear inventory which we expect to ship at customary margin levels in the second half of fiscal 2004.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in the twenty-six weeks ended July 2, 2004 included a $2,722 increase in accounts payable, due primarily to increased inventory received in the second quarter of fiscal 2004, and a $1,602 increase in accrued expenses, due primarily to increased income tax accruals on higher pre-tax income, increased freight and inventory importation accruals and increased accruals due to higher levels of operating expenses.

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and any debt service payments. During the twenty-six weeks ended July 2, 2004, we used $2,548 in cash to fund operations, due primarily to an increase in accounts receivable and increased inventories. In the twenty-six weeks ended July 4, 2003, we generated $3,213 in cash from operations due primarily to a decrease in inventories. The term of our primary credit facility will expire on August 30, 2004. We are in discussions with the lender under our primary credit facility to extend the term of that facility, however, that term may not be extended, or if extended, it may not be extended on the same terms. At July 2, 2004 and July 4, 2003, we had no borrowings outstanding under our credit facilities.

Off-Balance Sheet Arrangements

We had letters of credit outstanding of $474 at July 2, 2004. All of the letters of credit were issued for the purchase of inventory. We had forward foreign exchange contracts of $7,580 at July 2, 2004, all of which are due to settle within the next 12 months.

                                                             Amounts
                                                            Committed
                                                          July 2, 2004
                                                          ------------

           Letters of credit...............................$     474
           Forward foreign exchange contracts..............    7,580
                                                           ---------
           Total...........................................$   8,054
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

INFLATION AND CURRENCY RISK

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into forward foreign exchange contracts to minimize certain transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes certain transaction currency risks. During the thirteen weeks ended July 2, 2004, we experienced $217 in foreign currency losses, due primarily to recognizing $146 of accumulated other comprehensive losses and, to a lesser extent, losses on forward foreign exchange contracts, compared to foreign currency gains of $73 in the thirteen weeks ended July 4, 2003. During the twenty-six weeks ended July 2, 2004, we experienced $361 in foreign currency losses, due primarily to losses on forward foreign exchange contracts and, to a lesser extent, recognizing $146 of accumulated other comprehensive losses, compared to foreign currency gains of $58 in the twenty-six weeks ended July 4, 2003. Unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound Sterling or the Euro against our hedged positions, since these forward foreign currency contracts were executed, would expose us to hedge losses for the balance of fiscal 2004. However, these losses will be partially offset by gains on the exposures being hedged and the offsetting positive translation impact.

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

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 2, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of July 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Saucony, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Saucony in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Changes in internal controls.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In May 1998, our Board of Directors approved a stock repurchase plan authorizing the repurchase of up to an aggregate of 750,000 shares of our outstanding common stock, either Class A or Class B or a combination thereof. Unless terminated earlier by a resolution of our Board of Directors, the plan will expire when we have repurchased all shares authorized for repurchase thereunder. We announced this plan publicly on June 4, 1998. We did not make any repurchases under this plan during the quarter ended July 2, 2004, and as of July 2, 2004 a maximum of 168,376 shares of our outstanding common stock, either Class A or Class B or a combination thereof, may be purchased under the plan.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Stockholders held on May 19, 2004, the following matters were acted upon by our stockholders:

1. The election of John H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., Jonathan O. Lee and John J. Neuhauser as directors.

2. The ratification of the appointment by the Audit Committee of our Board of Directors of the registered public accounting firm of Deloitte & Touche LLP as our independent auditors for the 2004 fiscal year.

The results of the voting on these matters presented to stockholders at the meeting is set forth below:

                                                     Votes               Votes
                                                      For              Withheld
                                                      ---              --------
1.       Election of Directors

         John H. Fisher                             2,433,105             5,590
         Charles A. Gottesman                       2,433,105             5,590
         Robert J. LeFort, Jr.                      2,351,085            87,610
         Jonathan O. Lee                            2,433,105             5,590
         John J. Neuhauser                          2,433,105             5,590


                                              Votes         Votes
                                               For         Against       Abstain
                                               ---         -------       -------

2.       Ratification of appointment
          of Deloitte & Touche LLP          2,428,545       9,585           565

ITEM 5. OTHER INFORMATION

On August 2, 2004, Saucony announced that it has retained the services of Chestnut Securities, Inc., Boston, Massachusetts, to assist it in its analysis and consideration of various strategic alternatives that may be available to it, including the possible sale of Saucony. Saucony has not determined whether to pursue any particular strategic alternative. There can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for Saucony's stockholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

b.   Reports on Form 8-K

     On April 28, 2004, we filed a Current Report on Form 8-K dated the same date. The report furnished under Item 12 (Results of Operations and Financial Condition) a copy of our press release announcing our financial results for the fiscal quarter ended April 2, 2004.

     On May 19, 2004, we filed a Current Report on Form 8-K dated the same date. The report disclosed under Item 5 (Other Events) our declaration of our regular quarterly cash dividend.


                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Saucony, Inc.


Date:   August 13, 2004                    By: /s/ Michael Umana
                                           -----------------------------
                                           Michael Umana
                                           Executive Vice President, Finance
                                           Chief Operating and Financial Officer
                                           (Duly authorized officer and
                                           principal financial officer)



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