Form 10-Q
period 2004-10-01
SAUCONY INC
filed 2004-11-15
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 2004
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
                  Class                                 as of November 5, 2004
                  -----                                 ----------------------

Class A Common Stock-$.33 1/3 Par Value Per Share              2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share              4,092,813
                     ---- - -                                  ---------
                                                               6,613,460
                                                               =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited.....................................3

 Condensed Consolidated Balance Sheets as of October 1, 2004
  and January 2, 2004.........................................................3

 Condensed Consolidated Statements of Income for the
  thirteen and thirty-nine weeks ended October 1, 2004 and October 3, 2003....4

 Condensed Consolidated Statements of Cash Flows for the
  thirty-nine weeks ended October 1, 2004 and October 3, 2003.................5

 Notes to Condensed Consolidated Financial Statements --
  October 1, 2004...........................................................6-12

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations.......................................13-24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........24

Item 4.  Controls and Procedures..............................................25

Part II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use .....................25

Item 6.  Exhibits.............................................................25

Signature.....................................................................26

Exhibit Index..............................................................27-28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                          SAUCONY, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets
                                 (In thousands, except share and per share amounts)

                                                      ASSETS
                                                                 October 1,                     January 2,
                                                                    2004                           2004
                                                                    ----                           ----
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents.....................................$  11,389                       $  41,781
   Short-term investments........................................   13,814                           5,788
   Accounts receivable...........................................   26,268                          19,167
   Inventories...................................................   23,391                          22,421
   Deferred income taxes.........................................    1,975                           2,340
   Prepaid expenses and other current assets.....................    1,371                           1,329
                                                                 ---------                       ---------
     Total current assets........................................   78,208                          92,826
                                                                 ---------                       ---------
Property, plant and equipment, net...............................    9,100                           6,201
                                                                 ---------                       ---------
Other assets:
   Goodwill, net.................................................      912                             912
   Deferred charges, net.........................................      150                             124
   Other.........................................................      109                             130
                                                                 ---------                       ---------
     Total other assets..........................................    1,171                           1,166
                                                                 ---------                       ---------
Total assets.....................................................$  88,479                       $ 100,193
                                                                 =========                       =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capitalized lease obligations..............$      63                       $      --
   Accounts payable..............................................    6,690                           9,259
   Accrued expenses and other current liabilities................   11,651                           9,544
                                                                 ---------                       ---------
     Total current liabilities...................................   18,404                          18,803
                                                                 ---------                       ---------

Long-term obligations:
   Capitalized lease obligations, net of current portion.........      156                              --
   Deferred income taxes.........................................    2,208                           2,016
                                                                 ---------                       ---------
     Total long-term obligations.................................    2,364                           2,016
                                                                 ---------                       ---------

Minority interest in consolidated subsidiary.....................      443                             320
                                                                 ---------                       ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued.................................       --                              --
   Common stock:
     Class A, $.333 par value per share, authorized 20,000,000
      shares (issued October 1, 2004, 2,520,647 and
      January 2, 2004, 2,711,127)..............................        840                             904
     Class B, $.333 par value per share, authorized 20,000,000
      shares (issued October 1, 2004, 4,016,447 and
      January 2, 2004, 4,210,560)................................    1,339                           1,403
   Additional paid in capital....................................   16,866                          19,010
   Retained earnings.............................................   47,360                          63,655
   Accumulated other comprehensive income........................      863                             505
   Common stock held in treasury, at cost
      (October 1, 2004, Class A, none, Class B, none, and
       January 2, 2004, Class A, 190,480, Class B, 582,326)......       --                          (6,423)
                                                                 ---------                       ---------
     Total stockholders' equity..................................   67,268                          79,054
                                                                 ---------                       ---------
Total liabilities and stockholders' equity.......................$  88,479                       $ 100,193
                                                                 =========                       =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                           SAUCONY, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Income
                  For the Thirteen and Thirty-Nine Weeks ended October 1, 2004 and October 3, 2003

                                                     (Unaudited)
                                      (in thousands, except per share amounts)


                                                            Thirteen        Thirteen     Thirty-Nine    Thirty-Nine
                                                              Weeks           Weeks          Weeks         Weeks
                                                              Ended           Ended          Ended         Ended
                                                           October 1,      October 3,     October 1,    October 3,
                                                              2004            2003           2004          2003
                                                              ----            ----           ----          ----

Net sales..................................................$   42,266     $   31,978     $  133,214     $  105,518
Other revenue .............................................        95             94            377            257
                                                           ----------     ----------     ----------     ----------
Total revenue .............................................    42,361         32,072        133,591        105,775
                                                           ----------     ----------     ----------     ----------

Costs and expenses
   Cost of sales...........................................    24,797         18,983         78,617         63,899
   Selling expenses........................................     5,223          4,396         17,592         14,266
General and administrative expenses........................     6,527          5,172         19,117         16,127
                                                           ----------      ---------      ---------      ---------
     Total costs and expenses..............................    36,547         28,551        115,326         94,292
                                                           ----------      ---------      ---------      ---------

Operating income...........................................     5,814          3,521         18,265         11,483
Non-operating income (expense)
   Interest income.........................................        66             49            192            176
   Interest expense........................................        --             --             (5)            (5)
   Foreign currency........................................        26            (41)          (335)            17
   Other...................................................        (1)            38             16             55
                                                           ----------     ----------     ----------     ----------
Income before income taxes and minority interest...........     5,905          3,567         18,133         11,726
Provision for income taxes.................................     2,401          1,359          7,289          4,577
Minority interest in income of consolidated subsidiaries...        46             29            110            135
                                                           ----------     ----------     ----------     ----------
Net income.................................................$    3,458     $    2,179     $   10,734     $    7,014
                                                           ==========     ==========     ==========     ==========

Per share amounts:

Earnings per share:
   Basic:
       Class A common stock................................$    0.50      $     0.34     $     1.57     $     1.09
                                                           =========      ==========     ==========     ==========
       Class B common stock................................$    0.55      $     0.37     $     1.72     $     1.20
                                                           =========      ==========     ==========     ==========
   Diluted:
       Class A common stock................................$    0.45      $     0.32     $     1.43     $     1.05
                                                           =========      ==========     ==========     ==========
       Class B common stock................................$    0.49      $     0.35     $     1.58     $     1.15
                                                           =========      ==========     ==========     ==========

Weighted average common shares and equivalents outstanding:
   Basic:
       Class A common stock................................    2,521           2,521          2,521          2,522
       Class B common stock................................    4,011           3,603          3,935          3,570
                                                           ---------      ----------     ----------     ----------
                                                               6,532           6,124          6,456          6,092
                                                           =========      ==========     ==========     ==========
   Diluted:
       Class A common stock................................    2,521           2,521          2,521          2,522
       Class B common stock................................    4,709           3,899          4,524          3,808
                                                           ---------      ----------     ----------     ----------
                                                               7,230           6,420          7,045          6,330
                                                           =========      ==========     ==========     ==========

Cash dividends per share of common stock:
       Class A common stock................................$   0.050      $    0.040     $    4.150     $    0.080
       Class B common stock................................$   0.055      $    0.044     $    4.165     $    0.088


              The accompanying notes are an integral part of these consolidated financial statements.

                                          SAUCONY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                        For the Thirty-Nine Weeks Ended October 1, 2004 and October 3, 2003

                                                    (Unaudited)
                                                  (In thousands)
                                                                               Thirty-Nine      Thirty-Nine
                                                                                  Weeks            Weeks
                                                                                  Ended            Ended
                                                                               October 1,       October 3,
                                                                                  2004             2003
                                                                                  ----             ----

Cash flows from operating activities:
     Net income.................................................................$ 10,734         $   7,014
                                                                                --------         ---------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization..............................................   1,092             1,000
     Provision for bad debts and discounts......................................   5,188             4,106
     Deferred income tax expense ...............................................     542               830
     Litigation settlement benefit..............................................      --              (566)
     Tax benefit on stock option exercises......................................   1,159                97
     Compensation from stock warrants...........................................      --               164
     Other......................................................................      32               150
   Changes in operating assets and liabilities, net of effect foreign currency adjustments:
       (Increase) decrease in assets:
         Accounts receivable.................................................... (12,137)           (7,425)
         Inventories............................................................    (962)           10,162
         Prepaid expenses and other current assets..............................     (43)              434
       (Decrease) increase in liabilities:
         Accounts payable.......................................................  (2,575)           (3,436)
         Accrued expenses.......................................................   2,061            (1,678)
                                                                                --------         ---------
   Total adjustments............................................................  (5,643)            3,838
                                                                                --------         ---------
Net cash provided by operating activities.......................................   5,091            10,852
                                                                                --------         ---------

Cash flows from investing activities:
   Share purchase - Saucony Canada, Inc.........................................      --              (547)
   Purchases of property, plant and equipment...................................  (3,672)           (1,042)
   Sales of short-term investments..............................................   5,767                --
    Purchases of short-term investments......................................... (13,777)               --
   Change in deposits and other.................................................     (57)               (4)
                                                                                --------          --------
   Net cash used by investing activities........................................ (11,739)           (1,593)
                                                                                --------          --------
Cash flows from financing activities:
   Repayment of capitalized lease obligations...................................     (41)               --
   Dividends paid on common stock............................................... (26,942)             (259)
   Common stock repurchased.....................................................      --              (126)
   Issuances of common stock, stock option exercises............................   2,641               546
   Issuances of common stock, stock purchase warrant exercises..................     352                --
                                                                                --------         ---------
Net cash (used) provided by financing activities................................ (23,990)              161
Effect of exchange rate changes on cash and cash equivalents....................     246              (222)
                                                                                --------         ---------
Net (decrease) increase in cash and cash equivalents............................ (30,392)            9,198
Cash and equivalents at beginning of period.....................................  41,781            34,483
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$ 11,389         $  43,681
                                                                                ========         =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  4,359         $   4,318
                                                                                ========         =========
     Interest...................................................................$      5         $       4
                                                                                ========         =========
Non-cash investing and financing activities:
   Property purchased under capital leases......................................$    260         $      --
                                                                                ========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 October 1, 2004

                                   (Unaudited)
               (In thousands, except share and per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. The balance sheet amounts at January 2, 2004 in the accompanying financial statements are derived from the Company's audited financial statements for the fiscal year then ended, included in the Company's Annual Report on Form 10-K for such fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended January 2, 2004. Operating results for the thirteen and thirty-nine weeks ended October 1, 2004 are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at October 1, 2004 and January 2, 2004 consisted of the following:

                                         October 1,       January 2,
                                            2004             2004
                                         ---------        ---------

  Finished goods........................$  23,268        $  22,322
  Raw material and supplies.............      126               34
  Work in progress......................       --               65
                                        ---------        ---------
  Total.................................$  23,391        $  22,421
                                        =========        =========


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

Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is presented:

                                                         Thirteen Weeks                Thirty-Nine Weeks
                                                              Ended                          Ended
                                                   --------------------------     --------------------------
                                                   October 1,      October 3,     October 1,      October 3,
                                                      2004            2003           2004            2003
                                                      ----            ----           ----            ----

Net income available to Class A
   and Class B common stockholders................  $   3,458      $   2,179       $  10,734      $   7,014
                                                    ---------      ---------       ---------      ---------

Allocation of undistributed net income:

Basic:
   Class A common stock...........................  $   1,258      $     847       $   3,951      $   2,743
   Class B common stock...........................      2,200          1,332           6,783          4,271
                                                    ---------      ---------       ---------      ---------
                                                    $   3,458      $   2,179       $  10,734      $   7,014
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock...........................  $   1,132      $     807       $   3,609      $   2,636
   Class B common stock...........................      2,326          1,372           7,125          4,378
                                                    ---------      ---------       ---------      ---------
                                                    $   3,458      $   2,179       $  10,734      $   7,014
                                                    =========      =========       =========      =========

Weighted average common shares
   and equivalents outstanding:

Basic:
   Class A common stock...........................      2,521          2,521           2,521          2,522
   Class B common stock...........................      4,011          3,603           3,935          3,570
                                                    ---------      ---------       ---------      ---------
                                                        6,532          6,124           6,456          6,092
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock...........................      2,521          2,521           2,521          2,522
   Class B common stock...........................      4,709          3,899           4,524          3,808
                                                    ---------      ---------       ---------      ---------
                                                        7,230          6,420           7,045          6,330
                                                    =========      =========       =========      =========
Earnings per share:

Basic:
   Class A common stock...........................  $    0.50      $    0.34       $   1.57       $    1.09
                                                    =========      =========       ========       =========
   Class B common stock...........................  $    0.55      $    0.37       $   1.72       $    1.20
                                                    =========      =========       ========       =========

Diluted:
   Class A common stock...........................  $    0.45      $    0.32       $   1.43       $    1.05
                                                    =========      =========       ========       =========
   Class B common stock...........................  $    0.49      $    0.35       $   1.58       $    1.15
                                                    =========      =========       ========       =========

On February 17, 2004, the Company's Board of Directors declared a special cash dividend of $4.00 per share on each of the Company's Class A and Class B common stock. On March 17, 2004 the Company paid the special dividend to stockholders of record at the close of business on March 3, 2004. The increase in the weighted average common shares and equivalents in the thirteen and thirty-nine weeks ended October 1, 2004, compared to the thirteen and thirty-nine weeks ended October 3, 2003 was due to increased Class B common shares outstanding and the impact of our special dividend which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding was due to the issuance of approximately 395,000 Class B common shares due to the exercise of stock options and stock purchase warrants. Options outstanding at March 1, 2004, the ex-dividend date for the special dividend, were increased due to customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date. As a consequence of the special dividend, the number of options to purchase our Class B common stock was increased by approximately 288,000 options, which increase was in proportion to changes in the market price of our Class B common stock as of March 1, 2004, the ex-dividend date. The aggregate dividend payout for the special dividend amounted to $25,990.

Options to purchase 93,000 shares of common stock outstanding at October 3, 2003 were not included in the computations of diluted earnings per share, for the thirteen week period then-ended, since the options were anti-dilutive. Options to purchase 252,000 shares of common stock outstanding at October 3, 2003 were not included in the computations of diluted earnings per share, for the thirty-nine week period then-ended, since the options were anti-dilutive. All of the options to purchase shares of common stock outstanding at October 1, 2004 were included in the computations of diluted earnings per share for the thirteen and thirty-nine week periods then-ended.


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

All stock options granted during the thirteen weeks and thirty-nine weeks ended October 1, 2004 and the thirteen weeks and thirty-nine weeks ended October 3, 2003 were at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company has realized income tax benefits of $52 and $21 for the thirteen weeks ended October 1, 2004 and October 3, 2003, respectively, and $1,159 and $97 in the thirty-nine weeks ended October 1, 2004 and October 3, 2003, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks and thirty-nine weeks ended October 1, 2004 and October 3, 2003, consistent with the fair value method provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            Thirteen Weeks Ended         Thirteen Weeks Ended
                                                               October 1, 2004              October 3, 2003
                                                            --------------------         --------------------
                                                             Basic       Diluted          Basic       Diluted
                                                             -----       -------          -----       -------

     Net income:
       As reported........................................$  3,458      $   3,458       $   2,179    $   2,179
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --             --               5            5
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................    (444)          (444)           (191)        (191)
                                                          --------      ---------       ---------    ---------
     Pro forma net income ................................$  3,014      $   3,014       $   1,993    $   1,993
                                                          ========      =========       =========    =========

      Pro forma net income allocated:
         Class A common stock.............................$  1,096      $     987       $     775    $     738
         Class B common stock.............................   1,918          2,027           1,218        1,255
                                                          --------      ---------       ---------    ---------
                Total.....................................$  3,014      $   3,014       $   1,993    $   1,993
                                                          ========      =========       =========    =========


                                                            Thirteen Weeks Ended          Thirteen Weeks Ended
                                                               October 1, 2004               October 3, 2003
                                                           ----------------------        ----------------------
                                                             Basic       Diluted           Basic       Diluted
                                                             -----       -------           -----       -------
    Pro forma earnings per share:
     Class A common stock
       As reported........................................$   0.50      $   0.45        $    0.34    $    0.32
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.06)        (0.06)           (0.03)       (0.03)
                                                          --------      --------        ---------    ---------
     Pro forma net income per share.......................$   0.44      $   0.39        $    0.31    $    0.29
                                                          ========      ========        =========    =========


                                                            Thirteen Weeks Ended          Thirteen Weeks Ended
                                                               October 1, 2004               October 3, 2003
                                                          ----------------------        ----------------------
                                                            Basic        Diluted           Basic      Diluted
                                                            -----        -------           -----      -------
    Pro forma earnings per share:
     Class B common stock
       As reported........................................$   0.55      $   0.49        $    0.37    $    0.35
     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax..............................         --            --                --          --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.07)        (0.06)           (0.03)       (0.03)
                                                          --------      --------        ---------    ---------
     Pro forma net income per share.......................$   0.48      $   0.43        $    0.34    $    0.32
                                                          ========      ========        =========    =========


                                                           Thirty-Nine Weeks Ended      Thirty-Nine Weeks Ended
                                                               October 1, 2004               October 3, 2003
                                                          ------------------------      -----------------------
                                                             Basic        Diluted          Basic       Diluted
                                                             -----        -------          -----       -------
     Net income:
       As reported........................................$ 10,734      $  10,734       $   7,014    $   7,014
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --             --              16           16
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................  (1,131)        (1,131)           (586)        (586)
                                                          --------      ---------       ---------    ---------
     Pro forma net income ................................$  9,603      $   9,603       $   6,444    $   6,444
                                                          ========      =========       =========    =========

      Pro forma net income allocated:
         Class A common stock.............................$  3,534      $   3,229       $   2,520    $   2,422
         Class B common stock.............................   6,069          6,374           3,924        4,022
                                                          --------      ---------       ---------    ---------
                Total.....................................$  9,603      $   9,603       $   6,444    $   6,444
                                                          ========      =========       =========    =========


                                                          Thirty-Nine Weeks Ended       Thirty-Nine Weeks Ended
                                                                October 1, 2004             October 3, 2003
                                                          ------------------------     ------------------------
                                                             Basic        Diluted          Basic       Diluted
                                                             -----        -------          -----       -------
    Pro forma earnings per share:
     Class A common stock
       As reported........................................$   1.57      $   1.43        $    1.09    $    1.05
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.17)        (0.15)           (0.09)       (0.09)
                                                          --------      --------        ---------    ---------
     Pro forma net income per share.......................$   1.40      $   1.28        $    1.00    $    0.96
                                                          ========      ========        =========    =========


                                                          Thirty-Nine Weeks Ended       Thirty-Nine Weeks Ended
                                                              October 1, 2004               October 3, 2003
                                                          -----------------------       -----------------------
                                                            Basic        Diluted           Basic      Diluted
                                                            -----        -------           -----      -------
    Pro forma earnings per share:
     Class B common stock
       As reported........................................$   1.72      $   1.58        $    1.20   $     1.15
     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax..............................         --            --                --          --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.18)        (0.17)           (0.10)       (0.09)
                                                          --------      --------        ---------   ----------
     Pro forma net income per share.......................$   1.54      $   1.41        $    1.10   $     1.06
                                                          ========      ========        =========   ==========


The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                    Thirty-Nine Weeks         Thirty-Nine Weeks
                                                          Ended                     Ended
                                                     October 1, 2004           October 3, 2003
                                                     ---------------           ---------------

         Expected life (years).......................      5.0                       5.0
         Risk-free interest rate.....................      2.7%                      2.9%
         Expected volatility.........................     48.6%                     62.8%
         Expected dividend yield.....................      0.9%                      1.3%


NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                          Thirteen       Thirteen       Thirty-Nine    Thirty-Nine
                                                           Weeks          Weeks            Weeks          Weeks
                                                           Ended          Ended            Ended          Ended
                                                          October 1,    October 3,       October 1,     October 3,
                                                            2004          2003             2004           2003
                                                           ----           ----             ----           ----

Net income................................................$ 3,458       $  2,179        $ 10,734        $ 7,014
Other comprehensive income:
   Foreign currency translation adjustments,
     net of tax...........................................    414             27             358            859
                                                          -------       --------        --------        -------
Comprehensive income......................................$ 3,872       $  2,206        $ 11,092        $ 7,873
                                                          =======       ========        ========        =======


NOTE 6 - DEFERRED CHARGES

Deferred charges as of October 1, 2004 and January 2, 2004 were as follows:

                                          October 1, 2004                              January 2, 2004
                                            Accumulated                                  Accumulated
                                 Cost      Amortization       Net             Cost      Amortization       Net
                                 ----      ------------       ---             ----      ------------       ---

   Deferred charges:
     Software licenses........   1,171        (1,042)          129            1,060          (992)           68
     Capitalized debt
       financing costs........      87           (87)           --               87           (76)           11
     Other....................     444          (423)           21              444          (399)           45
                              --------     ---------       -------         --------     ---------       -------
   Total......................$  1,702     $  (1,552)      $   150         $  1,591     $  (1,467)      $   124
                              ========     =========       =======         ========     =========       =======


Amortization of deferred charges was $24 and $14, respectively, in the thirteen weeks ended October 1, 2004 and October 3, 2003. For the thirty-nine weeks ended October 1, 2004 and October 3, 2003, amortization expense was $84 and $117, respectively.

NOTE 7 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and thirty-nine weeks ended October 1, 2004 and October 3, 2003, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2004.


                                                         Thirteen       Thirteen       Thirty-Nine    Thirty-Nine
                                                           Weeks          Weeks           Weeks          Weeks
                                                           Ended          Ended           Ended          Ended
                                                        October 1,      October 3,      October 1,     October 3,
                                                           2004           2003            2004           2003
                                                           ----           ----            ----           ----
Revenues:
      Saucony...........................................$  34,228       $  24,964      $ 113,905       $ 87,389
      Other Products....................................    8,133           7,108         19,686         18,386
                                                        ---------       ---------      ---------       --------
         Total revenue..................................$  42,361       $  32,072      $ 133,591       $105,775
                                                        =========       =========      =========       ========

   Income before income taxes and minority interest:
      Saucony...........................................$   4,450       $   2,296      $  16,015       $ 10,071
      Other Products....................................    1,455           1,271          2,118          1,655
                                                        ---------       ---------      ---------       --------
   Total ...............................................$   5,905       $   3,567      $  18,133       $ 11,726
                                                        =========       =========      =========       ========


NOTE 8 - STOCKHOLDERS' EQUITY

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of "treasury shares" and provides that shares reacquired by a company become "authorized but unissued" shares. Accordingly, at October 1, 2004, we have redesignated the Company's existing treasury shares, at an aggregate cost of $6,565, as authorized but unissued and allocated this amount to the common stock's par value and additional paid in capital.


NOTE 9 - SUPPLEMENTAL CASH FLOW DISCLOSURE

In February 2004, two officers who are also directors and principal holders of the Company's Class A common stock, each delivered 3,609 shares of Class B common stock in payment of their respective option exercises to purchase 9,999 shares each of the Company's Class B common stock.


NOTE 10 - CREDIT FACILITY

In August 2004, the Company amended the existing credit agreement with our lender, extending the term of the Company's primary facility, to expire on August 31, 2005. At October 1, 2004, there were no borrowings outstanding under the Company's credit facilities.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accounts receivable - allowances for doubtful accounts, inventories, property, plant and equipment, impairment of long-lived assets, income taxes, stock-based compensation and hedge accounting for derivatives. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

Dollar amounts throughout this Item 2 are in thousands, except share and per share amounts.

Highlights
                                                                    Thirteen Weeks and Thirty-Nine Weeks Ended
                                                                  October 1, 2004 Compared to Thirteen Weeks and
                                                                      Thirty-Nine Weeks Ended October 3, 2003
                                                                      ---------------------------------------

                                                                                     Increase
                                                                                     --------
                                                                    Thirteen Weeks                Thirty-Nine Weeks
                                                                    --------------                -----------------

         Net sales.............................................$  10,288        32.2%        $ 27,696         26.2%
         Gross profit.........................................     4,474        34.4%          12,978         31.2%
         Selling, general and administrative expenses.........     2,182        22.8%           6,316         20.8%

                                                                                     Increase
                                                                                     --------
                                                                     Thirteen Weeks                Thirty-Nine Weeks
                                                                     --------------                -----------------

         Operating income.........................................        $2,293                        $6,782
         Income before income taxes and minority interest.........         2,338                         6,407
         Net income...............................................         1,279                         3,720

                                                                               Percent of Net Sales
                                                                               --------------------

                                                                   Thirteen Weeks              Thirty-Nine Weeks
                                                                        Ended                        Ended
                                                             ------------------------      ------------------------
                                                              October 1,     October 3,     October 1,   October 3,
                                                                2004           2003           2004         2003
                                                                ----           ----           ----         ----

         Gross profit........................................   41.3%          40.6%          41.0%        39.4%
         Selling, general and administrative expenses........   27.8           29.9           27.6         28.8
         Operating income....................................   13.8           11.0           13.7         10.9
         Income before income taxes and minority interest....   14.0           11.2           13.6         11.1
         Net income..........................................    8.2            6.8            8.1          6.6


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and thirty-nine weeks ended October 1, 2004 and October 3, 2003:

                                              Thirteen Weeks Ended
                               ------------------------------------------------
                                  October 1, 2004              October 3, 2003
                                  ---------------              ---------------

  Saucony......................$  34,154       80.8%        $  24,900      77.9%
  Other Products...............    8,112       19.2%            7,078      22.1%
                               ---------      -----         ---------     -----
  Total........................$  42,266      100.0%        $  31,978     100.0%
                               =========      =====         =========     =====


                                             Thirty-Nine Weeks Ended
                               ------------------------------------------------
                                  October 1, 2004              October 3, 2003
                                  ---------------              ---------------

  Saucony......................$ 113,614      85.3%         $  87,213      82.7%
  Other Products...............   19,600      14.7%            18,305      17.3%
                               ---------     -----          ---------     -----
  Total........................$ 133,214     100.0%         $ 105,518     100.0%
                               =========     =====          =========     =====

Thirteen Weeks Ended October 1, 2004 Compared to Thirteen Weeks Ended October 3, 2003

Consolidated Net Sales

Net sales increased $10,288, or 32%, to $42,266 in the thirteen weeks ended October 1, 2004 from $31,978 in the thirteen weeks ended October 3, 2003.

On a geographic basis, domestic net sales increased $8,673, or 38%, to $31,240 in the thirteen weeks ended October 1, 2004 from $22,567 in the thirteen weeks ended October 3, 2003. International net sales increased $1,615, or 17%, to $11,026 in the thirteen weeks ended October 1, 2004 from $9,411 in the thirteen weeks ended October 3, 2003. Favorable changes in foreign exchange rates accounted for $670 of the international sales increase in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003.


Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $9,254, or 37%, to $34,154 in the thirteen weeks ended October 1, 2004 from $24,900 in the thirteen weeks ended October 3, 2003, due primarily to an increase in domestic footwear unit volume and, to a lesser extent, increased technical footwear unit volumes at our international subsidiaries and favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies, partially offset by lower domestic selling prices and a $250 provision for potential customer related credits. The volume of footwear sold in the thirteen weeks ended October 1, 2004 increased 45% to 1,098 pair from 757 pair in the thirteen weeks ended October 3, 2003.

Domestic net sales increased $7,590, or 48%, to $23,419 in the thirteen weeks ended October 1, 2004 from $15,829 in the thirteen weeks ended October 3, 2003, due primarily to a 48% increase in footwear unit volumes, partially offset by lower wholesale per pair average selling prices.

The volume of domestic footwear sold in the thirteen weeks ended October 1, 2004 increased 63% to 831 pair from 510 pair in the thirteen weeks ended October 3, 2003. The footwear unit volume increase in the thirteen weeks ended October 1, 2004 was due primarily to a 125% footwear unit volume increase in our mid-priced cross-over footwear, due primarily to increased cross-over unit volume sold into the athletic mall, sporting goods and value channels, a 102% increase in Originals footwear unit volume, due primarily to increased unit volume sold into the athletic mall, sporting goods and value channels, and a 16% increase in technical footwear unit volume, due primarily to increased unit volume sold into the athletic mall and mail order channels. Our cross-over footwear category consists primarily of mid-priced running shoes incorporating one of our proprietary Grid technologies, previously included in our technical footwear category. Our technical footwear accounted for 44% of domestic footwear unit volume in the thirteen weeks ended October 1, 2004, compared to 58% of domestic footwear volume in the thirteen weeks ended October 3, 2003. Our cross-over footwear accounted for 30% of domestic footwear unit volume in the thirteen weeks ended October 1, 2004, compared to 22% of domestic footwear volume in the thirteen weeks ended October 3, 2003. Our Originals footwear accounted for 22% of domestic footwear unit volume in the thirteen weeks ended October 1, 2004, compared to 18% in the thirteen weeks ended October 3, 2003.

The average wholesale per pair selling prices for domestic footwear decreased in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, due to a change in the product mix to increased cross-over and Original footwear unit volumes, both of which sell at wholesale per pair selling prices below our first quality technical footwear.

International net sales increased $1,664, or 18%, to $10,735 in the thirteen weeks ended October 1, 2004 from $9,071 in the thirteen weeks ended October 3, 2003, due primarily to increased footwear unit volume and, to a lesser extent, favorable changes in foreign exchange rates and higher wholesale per pair average selling prices, compared to the thirteen weeks ended October 3, 2003. International footwear unit volume increased 8% in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003.

The volume of international footwear sold in the thirteen weeks ended October 1, 2004 increased 8% to 267 pair from 247 pair in the thirteen weeks ended October 3, 2003. Footwear unit volume at our Dutch subsidiary increased 22% and footwear unit volume at our Canadian subsidiary increased 32% in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, due primarily to increased technical footwear unit volume. Footwear unit volume at our British subsidiary decreased 5% in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, due primarily to decreased technical footwear unit volume. International distributor footwear unit volume decreased 17% in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, due primarily to decreased technical footwear unit volume sold throughout our international distributor base, except in Japan. Technical footwear unit volume sold in the Japanese footwear market increased in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, due to sales of new technical products.

The international footwear average wholesale per pair selling price increased primarily due to increased international distributor average wholesale per pair selling prices, due to a change in the product mix to higher priced technical footwear, increased cross-over footwear unit volumes and lower Originals footwear unit volumes in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003. Cross-over footwear typically sells at higher wholesale per pair selling prices than Originals footwear.


Other Products Segment

Worldwide sales of Other Products increased $1,034, or 15%, to $8,112 in the thirteen weeks ended October 1, 2004 from $7,078 in the thirteen weeks ended October 3, 2003, due primarily to a 16% increase in domestic sales of our Hind brand apparel and, to a lesser extent, a 16% increase in sales at our factory outlet stores.

Domestic net sales of Other Products increased $1,083, or 16%, to $7,821 in the thirteen weeks ended October 1, 2004 from $6,738 in the thirteen weeks ended October 3, 2003, due primarily to increased sales of Hind brand apparel, and to a lesser extent, increased sales at our factory outlet stores. Sales at our factory outlet stores increased 16% in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, due primarily to sales derived from two additional factory outlet stores opened after October 3, 2003 and, to a lesser extent, increased sales at our domestic factory outlet stores open on or before October 3, 2003. Hind apparel sales increased 16% due primarily to an 11% increase in the average wholesale per item selling price of our Hind apparel and a 4% increase in Hind apparel unit volume. The increase in the Hind apparel unit volume was due primarily to our introduction of new fitness and outerwear products in the thirteen weeks ended October 1, 2004. The increase in average wholesale per item selling price of our Hind apparel similarly was due primarily to these new product introductions which carry higher wholesale per item selling prices, compared to products available in the thirteen weeks ended October 3, 2003. Decreased sales of closeout apparel, which accounted for approximately 11% of domestic Hind apparel net sales in the thirteen weeks ended October 1, 2004, compared to 15% of domestic Hind apparel net sales in the thirteen weeks ended October 3, 2003, also contributed to the increase in average wholesale per item Hind selling price. During the thirteen weeks ended October 1, 2004, our closeout sales volume decreased, compared to the thirteen weeks ended October 3, 2003, due to the decreased production and sale during the 2004 period of surplus special makeup closeout apparel from remaining raw materials in connection with a change in our product sourcing.

International net sales of Other Products decreased $49, or 14%, to $291 in the thirteen weeks ended October 1, 2004 from $340 in the thirteen weeks ended October 3, 2003, due primarily to discontinuing Hind apparel and distribution at our Dutch subsidiary and decreased Hind apparel sales in Canada and the United Kingdom. Partially offsetting these decreases were sales at our recently opened factory outlet stores in Canada.


Costs and Expenses

The Company's gross margin in the thirteen weeks ended October 1, 2004 increased to 41.3% compared to 40.6% in the thirteen weeks ended October 3, 2003, due primarily to favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies, higher levels of domestic at once shipments, which shipments carry lower discounts, and improved margins at our factory outlet division. Partially offsetting these margin increases in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, were increased footwear unit volume of our mid-priced cross-over footwear sold into the athletic mall, sporting goods and value channel at lower gross margins that include rebates provided to certain Saucony domestic customers and increased inventory reserve provisions for certain slow-moving Saucony domestic footwear styles.

Selling, general and administrative expenses as a percentage of net sales decreased to 27.8% in the thirteen weeks ended October 1, 2004, compared to 29.9% in the thirteen weeks ended October 3, 2003. In absolute dollars, selling, general and administrative expenses increased 23%, due primarily to increased legal and other professional fees, administrative and selling payroll, operating expenses associated with the expansion of our factory outlet division, account specific advertising and promotion, variable selling expenses and promotions. Included in general and administrative expenses in the thirteen weeks ended October 1, 2004 were $415 of professional fees associated with our assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act and $300 of legal fees related to our review of strategic alternatives and related matters. Foreign exchange rate changes increased selling and administrative expenses by $137 in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003.

Non-Operating Income (Expense)

Non-operating income increased in the thirteen weeks ended October 1, 2004 to $91, compared to $46 in the thirteen weeks ended October 3, 2003. The increase was due primarily to foreign currency gains of $26 in the thirteen weeks ended October 1, 2004, compared to foreign currency losses of $41 in the thirteen weeks ended October 3, 2003. Interest income increased to $66 in the thirteen weeks ended October 1, 2004 from $49 in the thirteen weeks ended October 3, 2003, due to higher interest rates in the thirteen weeks ended October 1, 2004.


Income Before Income Taxes and Minority Interest

                                                 Thirteen Weeks Ended
                                         -----------------------------------
                                         October 1,                October 3,
                                            2004                      2003
                                            ----                      ----
         Segment
           Saucony.......................$   4,450                  $  2,296
           Other Products................    1,455                     1,271
                                         ---------                  --------
           Total.........................$   5,905                  $  3,567
                                         =========                  ========

Income before tax and minority interest increased $2,338 in the thirteen weeks ended October 1, 2004 to $5,905, compared to $3,567 in the thirteen weeks ended October 3, 2003, due primarily to increased pre-tax income realized by both our domestic and international Saucony businesses, due to higher sales and improved gross margins. The improvement in our Other Products segment income before tax and minority interest in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, was due primarily to improved profitability at our factory outlet stores due to higher sales and a shift in product mix to higher margin products, and improved profitability at our Hind apparel brand due to higher sales and lower operating expenses.


Income Taxes

The provision for income taxes increased to $2,401 in the thirteen weeks ended October 1, 2004 from $1,359 in the thirteen weeks ended October 3, 2003, due primarily to higher pre-tax income realized by our domestic and international Saucony businesses and higher pre-tax income realized by our factory outlet stores. The effective tax rate increased 2.6% to 40.7% in the thirteen weeks ended October 1, 2004 from 38.1% in the thirteen weeks ended October 3, 2003, due to a shift in the composition of domestic and foreign pre-tax earnings and additional provisions for tax reserves. We credited to additional paid-in capital income tax benefits of options exercised of $52 during the thirteen weeks ended October 1, 2004 and of $21 during the thirteen weeks ended October 3, 2003. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period.


Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense increased to $46 in the thirteen weeks ended October 1, 2004, compared to $29 in the thirteen weeks ended October 3, 2003, due to the increase in the subsidiary's earnings after deducting for income tax.


Net Income

Net income for the thirteen weeks ended October 1, 2004 increased to $3,458, or $0.45 per Class A share and $0.49 per Class B share on a diluted basis, compared to $2,179, or $0.32 per Class A share and $0.35 per Class B share on a diluted basis, in the thirteen weeks ended October 3, 2003. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the thirteen weeks ended October 1, 2004 consisted of 2,521,000 Class A and 4,709,000 Class B shares, compared to 2,521,000 Class A and 3,899,000 Class B shares in the thirteen weeks ended October 3, 2003.

The increase in the weighted average common shares and equivalents in the thirteen weeks ended October 1, 2004, compared to the thirteen weeks ended October 3, 2003, was due to increased Class B common shares outstanding and the impact of our special dividend declared on February 17, 2004 which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding was due to the issuance of approximately 395,000 Class B common shares due to the exercise of stock options and stock purchase warrants, of which approximately 9,000 Class B common shares were issued in the thirteen weeks ended October 1, 2004. Options outstanding at March 1, 2004, the ex-dividend date for the special dividend, were increased due to customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date.

Thirty-Nine Weeks Ended October 1, 2004 Compared to Thirty-Nine Weeks Ended October 3, 2003

Consolidated Net Sales

Net sales increased $27,696, or 26%, to $133,214 in the thirty-nine weeks ended October 1, 2004 from $105,518 in the thirty-nine weeks ended October 3, 2003.

On a geographic basis, domestic net sales increased $23,385, or 30%, to $102,667 in the thirty-nine weeks ended October 1, 2004 from $79,282 in the thirty-nine weeks ended October 3, 2003. International net sales increased $4,311, or 16%, to $30,547 in the thirty-nine weeks ended October 1, 2004 from $26,236 in the thirty-nine weeks ended October 3, 2003. Favorable changes in foreign exchange rates accounted for $2,316 of the international sales increase in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003.


Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $26,401, or 30%, to $113,614 in the thirty-nine weeks ended October 1, 2004 from $87,213 in the thirty-nine weeks ended October 3, 2003, due primarily to an increase in domestic footwear unit volume and, to a lesser extent, favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and increased technical footwear unit volume at our international subsidiaries, partially offset by lower domestic wholesale per pair average selling prices and a $250 provision for potential customer related credits. The volume of footwear sold in the thirty-nine weeks ended October 1, 2004 increased 33% to 3,763 pair from 2,824 pair in the thirty-nine weeks ended October 3, 2003.

Domestic net sales increased $21,939, or 35%, to $84,108 in the thirty-nine weeks ended October 1, 2004 from $62,169 in the thirty-nine weeks ended October 3, 2003, due primarily to a 43% increase in footwear unit volumes, partially offset by lower wholesale per pair average selling prices.

The volume of domestic footwear sold in the thirty-nine weeks ended October 1, 2004, increased to 3,025 pair from 2,114 pair in the thirty-nine weeks ended October 3, 2003. The footwear unit volume increase in the thirty-nine weeks ended October 1, 2004 was due primarily to a 101% footwear unit volume increase in our mid-priced cross-over footwear, due primarily to increased cross-over unit volume sold into the athletic mall, sporting goods and value distribution channels, a 68% increase in Originals footwear unit volume, due primarily to increased unit volume sold into the athletic mall and sporting goods channels, and a 20% increase in technical footwear unit volume, due primarily to increased unit volume sold across all of our domestic distribution channels. Our cross-over footwear category consists primarily of mid-priced running shoes incorporating one of our proprietary Grid technologies, previously included in our technical footwear category. Our technical footwear accounted for 41% of domestic footwear unit volume in the thirty-nine weeks ended October 1, 2004, compared to 53% of domestic footwear volume in the thirty-nine weeks ended October 3, 2003. Our cross-over footwear accounted for 31% of domestic footwear unit volume in the thirty-nine weeks ended October 1, 2004, compared to 22% of domestic footwear volume in the thirty-nine weeks ended October 3, 2003. Our Originals footwear accounted for 25% of domestic footwear unit volume in the thirty-nine weeks ended October 1, 2004, compared to 21% of domestic footwear unit volume in the thirty-nine weeks ended October 3, 2003.

The average wholesale per pair selling price for domestic footwear decreased in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, due to a change in the product mix to increased cross-over and Original footwear unit volumes, both of which sell at wholesale per pair selling prices below our first quality technical footwear, a change in the special make up footwear product mix to lower priced product, increased rebates provided to certain domestic customers and a higher level of discounts.

International net sales increased $4,462, or 18%, to $29,506 in the thirty-nine weeks ended October 1, 2004 from $25,044 in the thirty-nine weeks ended October 3, 2003, due primarily to favorable currency exchange resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, increased technical footwear volume, higher average wholesale per pair selling prices and increased sales of Saucony brand apparel.

The international footwear average wholesale per pair selling price increased primarily due to increased international distributor average wholesale per pair selling prices, due to a change in the product mix to higher priced technical footwear, increased cross-over footwear unit volumes and lower Originals footwear unit volumes in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003. Cross-over footwear typically sells at higher wholesale per pair selling prices than Originals footwear.

The volume of international footwear sold in the thirty-nine weeks ended October 1, 2004 increased to 738 pair from 710 pair in the thirty-nine weeks ended October 3, 2003. Footwear unit volumes at our foreign subsidiaries increased 14% in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, due primarily to increased technical footwear unit volumes sold at our Canadian and European subsidiaries. International distributor footwear unit volumes decreased 15% in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, due primarily to a 77% decrease in Originals footwear unit volumes sold in the Japanese footwear market and decreased technical footwear unit volume sold to our distributors in Australia and in Europe, partially offset by increased technical footwear unit volume sold in the Japanese market due to the sale of new technical products.


Other Products Segment

Worldwide sales of Other Products increased $1,295, or 7%, to $19,600 in the thirty-nine weeks ended October 1, 2004 from $18,305 in the thirty-nine weeks ended October 3, 2003, due primarily to a 27% increase in sales at our factory outlet stores, partially offset by a 3% decrease in domestic sales of our Hind brand apparel.

Domestic net sales of Other Products increased $1,446, or 8%, to $18,559 in the thirty-nine weeks ended October 1, 2004 from $17,113 in the thirty-nine weeks ended October 3, 2003, due primarily to increased sales at our factory outlet stores, partially offset by decreased sales of our Hind brand apparel. Sales at our factory outlet division increased 27% in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, due primarily to sales derived from two additional factory outlet stores opened since October 3, 2003 and, to a lesser extent, a 9% sales increase at our domestic factory outlet stores open for more than one year. Hind apparel sales decreased 3% due primarily to a 12% decrease in Hind apparel unit volume, partially offset by a 11% increase in the average wholesale per item selling price of our Hind brand apparel. Both the decrease in Hind apparel unit volume and the increase in the average wholesale per item selling price of our Hind apparel were due to lower closeout unit volumes sold in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003. Sales of closeout apparel accounted for approximately 11% of domestic Hind apparel net sales in the thirty-nine weeks ended October 1, 2004, compared to 22% of domestic Hind apparel net sales in the thirty-nine weeks ended October 3, 2003. During the thirty-nine weeks ended October 1, 2004, our closeout sales volume decreased, compared to the thirty-nine weeks ended October 3, 2003, due to the production and sale during the 2003 period of surplus special makeup closeout apparel from remaining raw materials in connection with a change in our product sourcing.

International net sales of Other Products decreased $151, or 13%, to $1,041 in the thirty-nine weeks ended October 1, 2004 from $1,192 in the thirty-nine weeks ended October 3, 2003, due primarily to discontinuing Hind apparel distribution at our Dutch subsidiary and decreased Hind apparel sales in Canada and the United Kingdom. Partially offsetting these decreases were sales at our recently opened factory outlet stores in Canada.


Costs and Expenses

The Company's gross margin in the thirty-nine weeks ended October 1, 2004 increased to 41.0%, compared to 39.4% in the thirty-nine weeks ended October 3, 2003, due primarily to favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies, improved margins on Hind brand apparel, higher levels of domestic at once footwear shipments, which shipments carry lower discounts, and improved margins at our factory outlet division due to a shift in product mix to higher margin products. The improved margins on our Hind brand apparel during the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, were due primarily to changes in product sourcing, which lowered our product cost and increased our first quality gross margins, lower closeout sales and lower inventory provisions. Offsetting these margin increases in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, were increased footwear unit volume of our mid-priced cross-over footwear sold into the athletic mall, sporting goods and value channels at lower gross margins that included increased rebates provided to certain Saucony domestic customers and increased inventory reserve provisions for certain slow-moving Saucony domestic footwear styles.

Selling, general and administrative expenses as a percentage of net sales decreased to 27.6% in the thirty-nine weeks ended October 1, 2004, compared to 28.8% in the thirty-nine weeks ended October 3, 2003. In absolute dollars, selling, general and administrative expenses increased 21%, due primarily to increased administrative and selling payroll, legal and professional fees, operating expenses associated with the expansion of our factory outlet division, print media advertising, variable selling expenses and account specific advertising and promotion. Included in general and administrative expenses in the nine months ended October 1, 2004 were $775 of professional fees associated with our assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act and $300 of legal fees related to our review of strategic alternatives and related matters. General and administrative expenses in the thirty-nine weeks ended October 3, 2003 included a favorable litigation settlement which reduced bad debt expense by $566. Foreign exchange rate changes increased selling and administrative expenses by $453 in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003.


Non-Operating Income (Expense)

Non-operating income (expense) decreased in the thirty-nine weeks ended October 1, 2004 to an expense of $132, compared to income of $243 in the thirty-nine weeks ended October 3, 2003. The decrease was due primarily to foreign currency losses of $335 in the thirty-nine weeks ended October 1, 2004, compared to foreign currency gains of $17 in the thirty-nine weeks ended October 3, 2003, due primarily to losses on forward foreign exchange contracts, and, to a lesser extent, recognizing $146 of accumulated other comprehensive losses from the closing and relocation of our Saucony International administrative office.

Income Before Income Taxes and Minority Interest

                                                   Thirty-Nine Weeks Ended
                                            ------------------------------------
                                            October 1,                October 3,
                                               2004                      2003
                                               ----                      ----
         Segment
           Saucony..........................$  16,015                  $ 10,071
           Other Products...................    2,118                     1,655
                                            ---------                  --------
           Total............................$  18,133                  $ 11,726
                                            =========                  ========

Income before tax and minority interest increased $6,407 in the thirty-nine weeks ended October 1, 2004 to $18,133, compared to $11,726 in the thirty-nine weeks ended October 3, 2003, due primarily to increased pre-tax income realized by both our domestic and international Saucony businesses, due to higher sales and improved gross margins. The improvement in our Other Products segment income before tax and minority interest in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, was due primarily to improved profitability at our factory outlet stores due to a shift in product mix to higher margin products, and improved profitability at our Hind apparel brand due to improved gross margins and lower operating expenses.


Income Taxes

The provision for income taxes increased to $7,289 in the thirty-nine weeks ended October 1, 2004 from $4,577 in the thirty-nine weeks ended October 3, 2003, due primarily to higher pre-tax income realized by our domestic and international Saucony businesses and, to a lesser extent, higher pre-tax income realized by our factory outlet stores and Hind apparel brand. The effective tax rate increased 1.2% to 40.2% in the thirty-nine weeks ended October 1, 2004 from 39.0% in the thirty-nine weeks ended October 3, 2003, due to a shift in the composition of domestic and foreign pre-tax earnings and increased provisions for tax reserves. We credited to additional paid-in capital income tax benefits of options exercised of $1,159 during the thirty-nine weeks ended October 1, 2004 and of $97 during the thirty-nine weeks ended October 3, 2003. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period.


Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense decreased to $110 in the thirty-nine weeks ended October 1, 2004, compared to $135 in the thirty-nine weeks ended October 3, 2003, due to the increase in our ownership percentage in Saucony Canada, Inc. to 95% from 85% in July 2003 and an increase in the subsidiary's earnings after deducting for income tax.


Net Income

Net income for the thirty-nine weeks ended October 1, 2004 increased to $10,734, or $1.43 per Class A share and $1.58 per Class B share on a diluted basis, compared to $7,014, or $1.05 per Class A share and $1.15 per Class B share on a diluted basis, in the thirty-nine weeks ended October 3, 2003. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the thirty-nine weeks ended October 1, 2004 consisted of 2,521,000 Class A and 4,524,000 Class B shares, compared to 2,522,000 Class A and 3,808,000 Class B shares in the thirty-nine weeks ended October 3, 2003.

The increase in the weighted average common shares and equivalents in the thirty-nine weeks ended October 1, 2004, compared to the thirty-nine weeks ended October 3, 2003, was due to increased Class B common shares outstanding and the impact of our special dividend declared on February 17, 2004, which increased the dilutive effect of outstanding options. The increase in Class B common shares outstanding was due to the issuance of approximately 395,000 Class B common shares due to the exercise of stock options and stock purchase warrants. Options outstanding at March 1, 2004, the ex-dividend date for the special dividend, were increased due to customary dilutive adjustments in the number of outstanding options to purchase Class B common stock, and the exercise price of such options, in proportion to changes in the market price of our Class B common stock on that date.

Liquidity and Capital Resources

As of October 1, 2004, our cash and cash equivalents totaled $11,389, a decrease of $30,392 from January 2, 2004. The decrease was due primarily to the payment of a special cash dividend of $25,990 in March 2004 and regular quarterly cash dividends of $952, cash outlays for capital assets of $3,672, due primarily to the expansion of our corporate offices, and an increase of short term investments of $7,991. This decrease in cash was offset in part by the receipt of $2,993 from the issuance of shares of our common stock as a result of option and common stock purchase warrant exercises and cash provided by operations of $5,091.

Our accounts receivable, net of the provision for bad debts and discounts, at October 1, 2004 increased $6,949, compared to at January 2, 2004, due primarily to increased sales of our Saucony footwear products in the thirty-nine weeks ended October 1, 2004. Also, our days' sales outstanding for accounts receivable increased to 54 days in the thirty-nine weeks ended October 1, 2004 from 51 days in the thirty-nine weeks ended October 3, 2003, due to the timing of our shipments in the thirty-nine weeks ended October 1, 2004. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. The provision for bad debts and discounts, which does not include our second quarter 2003 litigation settlement, increased to $5,188 in the thirty-nine weeks ended October 1, 2004 from $4,106 in the thirty-nine weeks ended October 3, 2003 due primarily to increased sales discounts on higher sales volumes in the thirteen weeks ended October 1, 2004 and, to a lesser extent, an increase in the provision for bad debts. Inventories increased $962 in the thirty-nine weeks ended October 1, 2004, compared to at January 2, 2004. Our inventory turns increased to 4.6 turns in the thirty-nine weeks ended October 1, 2004 from 3.8 turns in the thirty-nine weeks ended October 3, 2003. The number of days' sales in inventory increased to 81 days in the thirty-nine weeks ended October 1, 2004 from 76 days in the thirty-nine weeks ended October 3, 2003. The inventory turns ratio represents our cost of sales for a period divided by the average of our beginning and ending inventory during the period. Days' sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventory by the average daily cost of sales for the period. The increases in our inventory and in our days' sales in inventory were due primarily to higher levels of domestic Saucony cross-over footwear inventory which we expect to ship at discounted margin levels over the course of the next several months.

Principal factors, other than net income, accounts receivable, provision for bad debts and discounts and inventory, affecting our operating cash flows in the thirty-nine weeks ended October 1, 2004 included a $2,575 decrease in accounts payable and a $2,061 increase in accrued expenses, due primarily to increased income tax accruals on higher pre-tax income, increased freight and inventory importation accruals and increased accruals due to higher levels of operating expenses.

Our liquidity is contingent upon a number of factors, principally our future operating results. Management believes that our current cash and cash equivalents and internally generated funds are adequate to meet our working capital requirements and to fund our capital investment needs and any debt service payments both in the short and long term. During the thirty-nine weeks ended October 1, 2004, our operating activities provided $5,091 in cash to fund operations, due primarily to an increase in net income, net of an increase in accounts receivable. In the thirty-nine weeks ended October 3, 2003, we generated $10,852 in cash from operations due primarily to decreased inventories. In August 2004, we amended the existing credit agreement with our lender, extending the term of our primary credit facility, to expire on August 31, 2005. At October 1, 2004 and October 3, 2003, we had no borrowings outstanding under our credit facilities.


Off-Balance Sheet Arrangements

We had letters of credit outstanding of $197 at October 1, 2004. All of the letters of credit were issued for the purchase of inventory. We had forward foreign exchange contracts of $5,045 at October 1, 2004, all of which are due to settle within the next 12 months.



                                                         Amounts
                                                        Committed
                                                     October 1, 2004
                                                     ---------------

       Letters of credit...............................$     197
       Forward foreign exchange contracts..............    5,045
                                                       ---------
       Total...........................................$   5,242
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


Inflation and Currency Risk

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuation on our purchase of inventory from foreign suppliers and our sales to foreign distributors has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and certain foreign currency denominated payables. We have entered into forward foreign exchange contracts to minimize certain transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes certain transaction currency risks. During the thirteen weeks ended October 1, 2004, we experienced $26 in foreign currency gains, due primarily to recognizing gains on forward foreign exchange contracts, compared to foreign currency losses of $41 in the thirteen weeks ended October 3, 2003. During the thirty-nine weeks ended October 1, 2004, we experienced $335 in foreign currency losses, due primarily to losses on forward foreign exchange contracts and, to a lesser extent, recognizing $146 of accumulated other comprehensive losses, compared to foreign currency gains of $17 in the thirty-nine weeks ended October 3, 2003. Unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound Sterling or the Euro against our hedged positions, since these forward foreign currency contracts were executed, would expose us to hedge losses for the balance of fiscal 2004. However, these losses will be partially offset by gains on the exposures being hedged and the offsetting positive translation impact.

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

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of October 1, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Saucony, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Saucony in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Changes in internal controls.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

In May 1998, our Board of Directors approved a stock repurchase plan authorizing the repurchase of up to an aggregate of 750,000 shares of our outstanding common stock, either Class A or Class B or a combination thereof. Unless terminated earlier by a resolution of our Board of Directors, the plan will expire when we have repurchased all shares authorized for repurchase thereunder. We announced this plan publicly on June 4, 1998. We did not make any repurchases under this plan during the quarter ended October 1, 2004, and as of October 1, 2004 a maximum of 168,376 shares of our outstanding common stock, either Class A or Class B or a combination thereof, may be purchased under the plan.

ITEM 6.       EXHIBITS

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


                                       Saucony, Inc.


Date:   November 15, 2004              By: /s/ Michael Umana
                                       --------------------------------------
                                       Michael Umana
                                       Executive Vice President, Finance
                                       Chief Operating and Financial Officer
                                       (Duly authorized officer and
                                       principal financial officer)

                                  EXHIBIT INDEX



Exhibit
 No.                 Description
----              ----------------

3.1  By-Laws, as amended, of the Registrant.

10.1 Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2002, By and between Saucony, Inc. and HSBC Bank USA, National Association, dated August 31, 2004.

10.2 Retention Agreement dated as of September 9, 2004, by and between the Registrant and Brian Enge.

10.3 Retention Agreement dated as of September 9, 2004, by and between the Registrant and Michael Jeppesen.

10.4 Retention Agreement dated as of September 9, 2004, by and between the Registrant and Samuel Ward.

10.5 Retention Agreement dated as of September 9, 2004, by and between the Registrant and Michael Umana.

10.6 Retention Agreement dated as of September 9, 2004, by and between the Registrant and Roger Deschenes.

10.7 Letter agreement dated as of September 9, 2004, by and between the Registrant and Michael Umana.

10.8 Severance Benefit Plan

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