Form 10-K
period 2004-12-31
SAUCONY INC
filed 2005-03-16
CIK 49401

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).    Yes [ X ] No [   ]

The  aggregate  market  value of voting and  non-voting  common  equity  held by non-affiliates of the registrant, as of July 2, 2004, which was the last business day of the registrant's second quarter of fiscal 2004, was approximately $101,079,000 (based on the closing sale prices of the Class A Common Stock and Class B Common Stock on such date as reported on the Nasdaq National Market). For purposes of the immediately preceding sentence, the term "affiliate" consists of each director and executive officer of the registrant.

The number of shares of the registrant's Class A Common Stock, $.33-1/3 par value, and Class B Common Stock, $.33-1/3 par value, outstanding on February 28, 2005 was 2,520,647 and 4,157,376, respectively.

Portions of the registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders scheduled to be held on May 18, 2005 (the "2005 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2005 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

                                                   SAUCONY, INC.
                                        INDEX TO ANNUAL REPORT ON FORM 10-K
                                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



            Caption                                                         Page

PART I

Item 1.   Business                                                            3
Executive Officers of the Registrant                                         11
Item 2.   Properties                                                         13
Item 3.   Legal Proceedings                                                  13
Item 4.   Submission of Matters to a Vote of Security Holders                13

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               14
Item 6.    Selected Financial Data                                           16
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        41
Item 8.    Financial Statements and Supplementary Data                       42
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                          42
Item 9A.   Controls and Procedures                                           42
Item 9B    Other Information                                                 43

PART III
Item 10.   Directors and Executive Officers of the Registrant                44
Item 11.   Executive Compensation                                            44
Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 44
Item 13.   Certain Relationships and Related Transactions                    44
Item 14.   Principal Accountant Fees and Services                            44

PART IV
Item 15.   Exhibits and Financial Statement Schedules                        45
Signatures                                                                   46
Index to Consolidated Financial Statements                                   53
Exhibit Index                                                                80

PART I


ITEM 1 - BUSINESS

Overview

We design, develop and market performance-oriented athletic footwear, athletic apparel and casual leather footwear. Our principal products are:

     o technical running, walking, cross-training and outdoor trail shoes and athletic apparel, which we sell under the Saucony brand name;

     o technical running shoe models from the early 1980's, which we reintroduced in 1998 as Saucony "Originals", our classic footwear line;

     o    athletic apparel, which we sell under the Hind brand name; and

     o shoes for coaches and officials, cleated football and multi-purpose footwear and casual leather walking and workplace footwear, which we sell under the Spot-bilt brand name.


Our products are sold in the United States at more than 5,500 retail locations and at our 19 factory outlet stores. Outside the United States our products are sold in 53 countries through 24 independent distributors located throughout the world and through our subsidiaries located in Canada, The Netherlands and the United Kingdom and at our two factory outlet stores in Canada.

For the fiscal year ended December 31, 2004, we generated total sales of $166,200,000. In March 2004 we paid a special dividend on our common stock, amounting to $25,990,000. On August 2, 2004, we announced the retention of Chestnut Securities, Inc., Boston, Massachusetts, to assist in our analysis and consideration of various strategic alternatives that may be available to us, including a possible sale of our company. As of the date of this Annual Report on Form 10-K, we have not determined whether to pursue any particular strategic alternative. In addition, there can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any transaction may have to our shareholders.

We are a Massachusetts corporation, founded in 1920. Our headquarters are in Peabody, Massachusetts.

Saucony(R), GRID(R), Hind(R), Spot-bilt(R), and Hyde(R) are our registered trademarks. This Annual Report on Form 10-K also includes other service marks, trademarks and trade names of ours and of companies other than us. Unless the context indicates otherwise, we use the terms "we", "us", "our", "Saucony" and the "Company" in this Annual Report on Form 10-K to refer to Saucony, Inc. and its consolidated subsidiaries.

Segments

Our business is organized into two operating segments, the Saucony segment and the Other Products segment. The Saucony segment consists of Saucony technical and Originals footwear and Saucony apparel. The Other Products segment consists of Hind athletic apparel and Spot-bilt shoes for coaches and officials, cleated football and multi-purpose footwear and casual leather walking and workplace footwear, together with sales of our and other companies' products at our 21 factory outlet stores.

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the periods and geographic areas indicated.

                                                          Net Sales
                                                    (dollars in thousands)

                                 Fiscal 2004                    Fiscal 2003                  Fiscal 2002
                            ---------------------          ---------------------        --------------------
                                 $           %                  $           %                $           %
                                 -           -                  -           -                -           -
   Saucony
      Domestic..............$  103,820        63%          $   81,720        60%        $   83,182       62%
      International.........    36,929        22%              30,991        23%            27,647       21%
                            ----------       ----          ----------       ----        ----------      ----
      Total.................$  140,749        85%          $  112,711        83%        $  110,829       83%
                            ----------       ----          ----------       ----        ----------      ----

   Other Products
      Domestic..............$   23,995        14%          $   21,901        16%        $   20,171       15%
      International.........     1,408         1%               1,454         1%             2,196        2%
                            ----------       ----          ----------       ----        ----------      ----
      Total.................$   25,403        15%          $   23,355        17%        $   22,367       17%
                            ----------       ----          ----------       ----        ----------      ----

   Total....................$  166,152       100%          $  136,066       100%        $  133,196      100%
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

We design and market separate lines for men and women within most technical footwear categories. In keeping with our emphasis on performance, we market and sell our technical footwear to athletes who have a high participation rate, meaning they actively and regularly participate, in their sport of choice. We address this market through our "Loyal to the Sport" advertising campaign. We believe that consumers in this market are more brand loyal than those who buy athletic footwear for casual use. The suggested domestic retail prices for most of our technical footwear products are in the range of $50 to $90 per pair, with our top-of-the-line running shoes having suggested domestic retail prices of up to $120 per pair. During fiscal 2004, we introduced several new shoes targeted at the mid-priced running footwear segment, which we have defined as the "cross-over" category with retail prices ranging from $60 to $80 per pair.

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

We build a variety of technical features into our shoes. Most of our technical running and other athletic shoes incorporate either our Ground Reaction Inertia Device, or GRID, system, or our Custom Ride Management technology.

Our GRID system is an innovative midsole system that employs molded strings engineered to create a feeling similar to that of the "sweet spot" of a tennis racquet. In contrast with conventional athletic shoe midsoles, the GRID system is designed to react to various stress forces differently, thereby working to maximize shock absorption and minimize rear foot motion. We have continually improved the GRID system since it was first introduced in 1991.

Custom Ride Management technology allows us to tailor shoes to the individual characteristics of a runner, including height, weight, foot size, foot types and gait cycles. By doing so, it allows athletes to select a level of cushioning or stability based on their needs or preferences. We have incorporated Custom Ride Management into several running models and a walking model, all of which shipped in fiscal 2004.

We design our Saucony technical cross training, women's walking and outdoor technical trail shoes with many of the same performance features and "fit and feel" characteristics as are found in Saucony technical running shoes. During fiscal 2004, our most popular non-running technical athletic shoe was a woman's performance walking shoe.

Technical footwear, inclusive of full margin and closeout technical footwear, accounted for approximately 72% of our fiscal 2004 consolidated net sales, 71% of our fiscal 2003 consolidated net sales and 70% of our fiscal 2002 consolidated net sales.

Originals Footwear. In 1998, we reintroduced a number of our technical running shoe models from the early 1980's under the name "Originals." These shoes are designed to appeal to younger consumers who do not generally wear them for athletic purposes. We believe our Originals shoes have benefited from a trend toward "retro" products in footwear and apparel. We offer these shoes in a variety of styles with over 100 combinations of colors and materials. The suggested retail prices for our Originals are in the range of $40 to $65 per pair.

Our initial Originals offering consisted of two models, the "Jazz Originals" and the "Shadow Originals." In light of the success of these products, we then expanded the Originals product line to include color and material variations on our initial Originals and also introduced children's models. During fiscal 2004, we introduced additional Originals products including contemporary-styled reintroductions of our technical running shoe models from the early 1980's and other casual footwear designed for the 12 to 25-year old footwear consumer, and expanded our offering of children's models.

Originals footwear, inclusive of full margin and closeout originals footwear, accounted for approximately 12% of our fiscal 2004 consolidated net sales, 11% of our fiscal 2003 consolidated net sales and 12% of our fiscal 2002 consolidated net sales.

Spot-bilt

We sell shoes for coaches and officials, cleated football and multi-purpose footwear, casual leather walking and workplace footwear under the Spot-bilt brand name through similar distribution channels as our Saucony brand shoes.

Athletic Apparel

Hind

We sell a full line of technical apparel under the Hind brand name for use in a variety of sports, including running, fitness and bicycling. We believe that our Hind products have a reputation among athletes for delivering comfort and performance. Most of our Hind products incorporate our moisture management technology, which transfers moisture away from the wearer's skin to enhance comfort. We frequently add innovations to our Hind product offerings to incorporate the latest available fabric technology. During fiscal 2004, we introduced an innovative line of performance sport bras, designed for women's fitness activities.

Saucony

We also market athletic apparel, internationally, under the Saucony label. We target our Saucony apparel line at the mainstream running consumer. We believe that our Saucony athletic apparel supports our Saucony athletic footwear products by enhancing the visibility of the Saucony brand.

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

In fiscal 2004, we spent approximately $1,956,000 on our product development programs, compared to approximately $1,673,000 in fiscal 2003 and $1,611,000 in fiscal 2002. Most of our research and development expenditures relate to Saucony brand footwear products.

Sales and Marketing

Saucony

We sell our Saucony footwear products at more than 5,500 retail outlets in the United States, primarily higher-end and full-margin sporting goods chains, but also independent sporting goods stores, athletic footwear specialty stores, athletic mall, fashion mall, family footwear and department stores and off-priced value chains. One of our domestic Saucony customers accounted for approximately 15% of our domestic Saucony segment net sales in fiscal 2004, 9% of our domestic Saucony segment net sales in fiscal 2003 and 9% of our domestic Saucony segment net sales fiscal 2002. We did not derive 10% or more of our consolidated revenue from sales to one customer in any of fiscal 2004, fiscal 2003 or fiscal 2002.

We maintain a corporate sales group that is directly responsible for the sales activity in our largest accounts. We also sell our footwear and apparel to retail outlets in the United States through 14 independent manufacturers' agents, whose organizations employ approximately 42 sales representatives. We coordinate the efforts of these representatives through our field sales management group. Our web site, saucony.com, receives thousands of "hits" weekly from ad displays for new product information and race and event data, as well as general Saucony information.

We sell our Saucony products outside the United States in 53 countries through 22 independent distributors located throughout the world, through our Canadian subsidiary, in which we hold a 95% ownership interest, and through our wholly owned subsidiaries located in the Netherlands and the United Kingdom.

We strive to enhance our reputation and image in the marketplace and increase recognition of the Saucony brand name by advertising our products through print media and television advertising. For our technical footwear, we advertise primarily in magazines such as "Shape", "Runner's World", "Self", "Sports
Illustrated on Campus" and "Men's Health", as well as several regional running periodicals. We also sponsor sporting events to increase brand awareness and the image of our technical footwear to athletes. Examples include sponsorship of the Los Angeles Marathon and our participation as the official shoe and apparel supplier of USA Triathlon. To build in-store presence, we use account-specific and in-store promotions, such as athlete appearances, special events and discounts for store employee purchases of our products. For our Originals line, we generally advertise in "lifestyle" magazines that target 12 to 25 year olds, such as "Seventeen" and "Teen People".

Most of our advertising and promotional programs for our Saucony brand are directed toward the ultimate consumer. We also promote the Saucony brand to the retail trade through attendance at trade shows and similar events. During fiscal 2004, we introduced our "Saucony 26" marketing program which profiled 26 competitors, based on the individual's contributions to the running community and society, at the Los Angeles, Boston, Chicago and New York City marathons. We employ a cooperative advertising program, which is intended to maximize advertising resources by having our retailers share in the cost of promoting our Saucony brand in print advertising, while affording our retailers the opportunity to promote their stores.

Our local distributors direct our advertising and promotion efforts in foreign markets, subject to our approval of the nature and content of those efforts.

Hind

We sell our Hind products domestically at independent sporting goods stores and athletic footwear specialty stores through 14 independent manufacturers' agents, whose organizations employ approximately 42 sales representatives. We sell our Hind products outside the United States in five countries, through two independent distributors and our subsidiaries in Canada, The Netherlands and the United Kingdom.

Spot-bilt

We market our Spot-bilt line through our Saucony brand distribution channels and directly to customers through our website at Spotbilt.com.

Factory Stores

We currently operate 19 factory outlet stores in the United States and 2 factory outlet stores in Canada at which we sell our Saucony, Hind and Spot-bilt products, as well as the products of third parties. To avoid competing against full margin retail outlets for these products, we generally limit the items offered at these stores to products with cosmetic defects, discontinued merchandise, slow moving products, special make-up footwear products and delay the offering of first quality products offered at these stores for a period of six months from the product introduction date. As part of our growth strategy, we plan to open factory stores in selected factory outlet malls in areas in which we believe the Saucony brand is underdeveloped and there is a significant potential for sales and profit growth. We believe that this approach will strengthen Saucony brand name recognition. During fiscal 2004, we opened two new factory outlet stores. During fiscal 2005, we expect to open two new factory outlet stores and close one factory outlet store.

Suppliers

Independent overseas manufacturers produce all of our Saucony products, including our Originals products, and our Spot-bilt products. The overseas footwear manufacturers that supply products to us are located in Asia, principally in China. We select footwear manufacturers in large part on the basis of our prior experience with the manufacturer and the availability of production capacity. We have developed long-term relationships with key footwear manufacturers that we believe have yielded many benefits, including quality control, favorable costs, flexible working arrangements and predictable production capacity. Although to date we have not experienced difficulty in obtaining manufacturing services, we do not have long-term agreements with any of our foreign suppliers, and we seek to develop additional overseas manufacturing sources from time to time, both to increase our sourcing capacity and to obtain alternative sources of supply.

We perform an array of quality control procedures at various stages of the production process, from testing of product prototypes prior to manufacture, to inspection of finished goods prior to shipment. Our quality control program is designed to ensure that finished goods meet our established design specifications and high quality standards. We employ approximately 23 Saucony footwear quality control personnel in China. Our personnel in China regularly visit our footwear manufacturers throughout Asia to monitor, oversee and improve the quality control and production processes.

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

The number of our foreign suppliers and the percentage of products sourced by us from particular foreign suppliers varies from time to time. During fiscal 2004, we purchased footwear products from five overseas suppliers. One such supplier, located in China, accounted for approximately 33% of our total overseas footwear purchases by dollar volume.

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

Distribution and Inventory

We distribute our products from our owned warehouses in Massachusetts and leased warehouses in Canada and The Netherlands, as well as through third party operated warehouse facilities located in California, The Netherlands and the United Kingdom.

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

We also maintain an open-stock inventory on several core technical footwear styles, a limited number of Originals footwear styles and Hind apparel products so that we can satisfy retailers' orders on an "at once" basis. The majority of our Originals line of footwear is sold on a "futures" basis, with limited planned inventory position, because we believe that demand for products from our Originals line is more closely tied to style and fashion trends than demand for our other products. By maintaining only limited inventory for the majority of our Originals line, we seek to minimize the risk of inventory obsolescence that can result from unanticipated changes in consumer preferences. We are, however, subject to inventory risk for our Originals and technical footwear products and our Hind apparel products in the event of significant order cancellations.

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

Our backlog of unfilled orders was approximately $61,350,000 at December 31, 2004 and $59,901,000 at January 2, 2004. We expect that all of our backlog at December 31, 2004 will be shipped in fiscal 2005, subject to customer cancellations. However, our backlog does not necessarily represent actual future shipments because orders may be cancelled by our customers without financial penalty. The rate of customer order cancellations can vary quarter to quarter and year to year. Customers may also reject nonconforming products.

We did not derive 10% or more of our consolidated revenue from sales to one customer in any of fiscal 2004, fiscal 2003 or fiscal 2002. Approximately 48% of our gross trade receivables balance was represented by 15 customers at December 31, 2004. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers or the failure of a major customer to proceed with a large order or to timely pay us for a large order could materially reduce our sales.

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

For example, we import the majority of our footwear products from China. On December 11, 2001, China acceded to the World Trade Organization (WTO) and thus now enjoys Permanent Normal Trade Relations with the United States. Therefore, China receives the same favorable tariff treatment that the United States extends to its other "normal" trading partners. However, even though it has joined the WTO, scrutiny of China's trading practices is not likely to subside. There will be continuing pressure on China to honor its WTO commitments. If China does not abide by WTO rules, the United States may come under pressure to impose sanctions, such as duties or quotas, on imports from China. If any such action were to include imports of footwear products from China, it could significantly add to the cost of our products and could restrict our supply of products from that country.

Competition

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign. Several competitors are large organizations with diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, Asics and Brooks. The principal competitors for our Hind products are Nike, Adidas and Sugoi. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and our ability to meet delivery commitments to retailers. We believe that we are competitive in all of these areas. However, we may not be able to retain our market share or respond timely to changing consumer preferences.

Trademarks

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our Saucony(R), GRID(R), Hind(R), Spot-bilt(R) and Hyde(R) marks, among others, in the United States. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Employees

As of December 31, 2004, we employed approximately 343 people worldwide. Of these employees, approximately 267 were in the United States and approximately 76 were in foreign locations. We believe that our employee relations are excellent. We have never experienced a strike or other work stoppage.
Approximately 26 employees in our Peabody, Massachusetts warehouse were represented by a union as of December 31, 2004. The collective bargaining agreement with the union which represents our warehouse employees expires on April 30, 2008. None of our other employees are represented by a union or are subject to a collective bargaining agreement.

Environmental Matters

In December 2004, we discovered environmental contamination at our facility in East Brookfield, Massachusetts. We acquired this facility as part of an asset purchase in March 1985. We believe the contamination is the result of manufacturing activities that took place in the facility in the early and mid-1900s when this facility was owned and operated by an unrelated party. We have hired environmental consultants, engineers and attorneys to assist us in investigating and addressing our obligations under environmental laws. We have notified state and local environmental and health authorities and will coordinate our further investigations with them. We will continue to investigate the extent to which our property is affected by this contamination and what measures we must take to address those conditions.

In fiscal 2004, we recorded a charge of $2,275,000 to address the environmental conditions at our East Brookfield, Massachusetts facility. The environmental charge includes the estimated direct costs to investigate and address the conditions on the property and the associated engineering, legal and consulting costs we expect to incur as we address the environmental conditions. Our assessment of our liability and the associated costs is an estimate based upon currently available information after consultation with environmental engineers, consultants and attorneys assisting us in addressing these environmental issues. Our actual costs to address the environmental conditions may change based on further investigations, based on the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions.

The environmental charge is included in operating expenses for our Saucony segment. At December 31, 2004, our accrual for environmental charges was $2,275,000 and was included on our balance sheet under current liabilities. However, our costs to address the environmental conditions at our East Brookfield, Massachusetts facility could vary materially from our current estimate. Estimated costs to address the environmental conditions range from $1,242,000 to $4,621,000.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of February 28, 2005 are as follows:

      Name                  Age                      Position
--------------------        ---       ----------------------------------------

John H. Fisher              57        Chairman of the Board, President and
                                      Chief Executive Officer

Charles A. Gottesman        54        Vice Chairman of the Board and
                                      Executive Vice President,
                                      Business Development

Michael Umana               42        Executive Vice President, Finance,
                                      Chief Operating and Financial Officer,
                                      Treasurer and Assistant Clerk

Michael Jeppesen            45        Senior Vice President, Manufacturing
                                      and Development

Samuel S. Ward              42        Senior Vice President, Operations
                                      and Technology

Brian J. Enge               34        Senior Vice President and General Manager,
                                      Saucony Apparel Division

Roger P. Deschenes          46        Vice President, Controller,
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

Michael Umana has served as our Executive Vice President, Finance, Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Clerk since May 2003, after having served as our Senior Vice President, Finance, Chief Operating Officer, Chief Financial Officer and Treasurer from July 2001 to May 2003 and our Senior Vice President, Finance and Chief Financial Officer from May 2000 to July 2001. Mr. Umana joined us in 1999 as our Vice President, Finance and Chief Financial Officer. From 1997 to 1999, Mr. Umana served as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit at PerkinElmer, Inc., a high technology manufacturer. From 1985 to 1997, Mr. Umana held various auditing and consulting positions, the most recent being Senior Manager, Business Consulting, at Arthur Andersen LLP, a professional services company. Mr. Umana is a Certified Public Accountant.

Michael Jeppesen joined us in May 2001 as Senior Vice President, Manufacturing and Development. From 1999 to May 2001, Mr. Jeppesen was employed as Vice President of Operations for Coach Leatherware Inc, a leather products manufacturer, where he was responsible for manufacturing and product development. From 1996 to 1999, Mr. Jeppesen held various senior management positions at Adidas AG, an athletic footwear manufacturer, including Vice President of European Operations and Vice President - Global Materials, the most recent being Vice President of European Operations, which he held beginning in 1997. Mr. Jeppesen was employed as General Manager of Prime Asia, a footwear manufacturer, from 1994 to 1996.

Samuel S. Ward has served as our Senior Vice President, Operations and Technology since October 2002. Mr. Ward joined us in February 2001 as Vice President, Enterprise Solutions, in which capacity he was responsible for leading a continuous program to improve operational efficiency through the redesign of business processes and supporting information systems. From 1994 to 2001, Mr. Ward held various supply chain and business process improvement consulting positions, including Senior Consultant, Manager and Senior Manager, which he held from 2000 to 2001, in the Business Consulting Group at Arthur Andersen LLP, a professional services company. Mr. Ward graduated from Duke University's Fuqua School of Business in 1994. From 1987 to 1992, Mr. Ward held various finance and operations positions at General Electric Company and completed General Electric's Financial Management Program.

Brian J. Enge has served as our Senior Vice President and General Manager, Saucony Apparel Division since November 2004. Mr. Enge joined us in July 2002 as Vice President and General Manager, Hind Apparel. From 1998 to 2002, Mr. Enge was employed as the President of Schoffel North America, an outdoor apparel manufacturer where he was responsible for managing the North American operations. Mr. Enge graduated from Harvard Business School in 1998. From 1993 to 1996, Mr. Enge held various leadership positions at Cyrk, Inc., a promotion services company, including General Manager, Retail Brands, during 1996.

Roger P. Deschenes has served as our Vice President, Controller, Chief Accounting Officer and Assistant Treasurer since December 2002 after having served as our Vice President, Controller and Chief Accounting Officer from 1997 to December 2002 and our Controller and Chief Accounting Officer from 1995 to 1997. Mr. Deschenes joined us in 1990 as Corporate Accounting Manager. He was employed at a division of Allen-Bradley Company, a subsidiary of Rockwell International, Corp., from 1987 to 1990 as Financial and Cost Reporting Supervisor. Mr. Deschenes is a Certified Management Accountant.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 2 - PROPERTIES

Our general and executive offices and our main distribution facility are located in Peabody, Massachusetts and are owned by us. This facility consists of approximately 141,000 square feet, of which 107,000 square feet is warehouse space and 1,000 square feet is used for a factory outlet store. During fiscal 2004, we expended approximately $3,325,000 for the initial phase of the expansion and renovation of our Peabody, Massachusetts facility. During the second and third quarters of 2005, we plan to continue the renovation at this facility, at an estimated cost of approximately $2,750,000 to $3,050,000.

We also own a facility in East Brookfield, Massachusetts containing approximately 109,000 square feet, which we use for warehousing and distribution. During fiscal 2004, we recorded an environmental charge of $2,275,000 to address previously unknown environmental conditions at this facility.

We lease space for our retail stores at factory outlet malls and other locations. These stores have an aggregate of approximately 39,500 square feet of retail space at 19 locations in several states and in the Province of Ontario. The terms of these leases range from three to ten years. The aggregate effective annual commitment for our factory outlet store leases is approximately $1,367,000. We also own a factory outlet store containing approximately 3,000 square feet of retail space in Bangor, Maine and operate a factory outlet store at our Peabody, Massachusetts facility.

We also lease approximately 16,000 square feet of space in The Netherlands, approximately 26,000 square feet of space in Canada, which we use for office and warehouse space and approximately 4,000 square feet of office space in China.

We believe that our properties are reasonably well-maintained and are adequate for our present requirements.


ITEM 3 - LEGAL PROCEEDINGS

We are involved in routine litigation incident to our business. We do not believe that any of these proceedings will have a material adverse effect on our financial position, operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended December 31, 2004, there were no matters submitted to a vote of security holders of Saucony, through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock trades on the NASDAQ National Market under the symbol "SCNYA", and our Class B Common Stock trades on the NASDAQ National Market under the symbol "SCNYB". The following table sets forth, for the periods indicated, the actual high and low sales prices per share of the Class A Common Stock and the Class B Common Stock as reported by the NASDAQ National Market.

                                                                     Class A                        Class B
                                                                  Common Stock                   Common Stock
                                                            ----------------------      --------------------------
                                                              High          Low            High             Low
                                                            --------     ----------     ----------       ---------
     Fiscal Year ended December 31, 2004
     -----------------------------------

     First quarter.........................................$  25.540     $  16.560      $   26.000       $  16.820
     Second quarter........................................   21.240        17.700          21.650          18.260
     Third quarter.........................................   25.100        19.840          24.690          19.800
     Fourth quarter........................................   27.960        22.950          27.190          22.750

     Fiscal Year ended January 2, 2004
     ---------------------------------

     First quarter.........................................$  11.250     $   8.500      $   11.350       $   8.710
     Second quarter........................................   12.320         9.800          12.340          10.100
     Third quarter.........................................   15.460        12.260          15.200          12.270
     Fourth quarter........................................   17.400        13.440          17.500          13.410



On February 28, 2005, there were 220 shareholders of record of the Class A Common Stock and 239 shareholders of record of the Class B Common Stock. In general, only the Class A Common Stock has voting rights.

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

On February 17, 2004 our Board of Directors adopted an increase in our regular quarterly dividend to an annual rate of $0.200 per share on our Class A Common Stock and $0.220 per share on our Class B Common Stock. Commencing with the quarterly dividend declared on February 17, 2004, the Board of Directors increased the regular quarterly dividend on our Class A Common Stock to $0.050 per share and the regular quarterly dividend on our Class B Common Stock to $0.055 per share. Following the dividends declared on February 17, 2004, the Board of Directors declared regular quarterly dividends in 2004 on May 19, 2004, August 2, 2004 and November 4, 2004, each in the amount announced on February 17, 2004.

Also, on February 17, 2004, our Board of Directors declared a special cash dividend of $4.00 per share on each of our Class A Common Stock and Class B Common Stock. The special dividend, which amounted to $25,990,000, was paid on March 17, 2004 to stockholders of record at the close of business on March 3, 2004.

As provided in the our corporate charter, regular cash dividends paid on our Class B Common Stock are to be in an amount equal to 110% of the amount paid on our Class A Common Stock. This charter provision does not apply to special dividends.

Our declaration of future cash dividends will be at the discretion of our Board of Directors and is dependent upon, among other things, future earnings, operations, capital requirements, our general financial position and general business conditions. The terms of our credit facility generally restrict our ability to pay cash dividends, together with other repurchases or redemptions of, or other specified distributions with respect to, our capital stock, in excess of $5,000,000 in any fiscal year. This limitation did not apply to our special dividend declared in February 2004, which was specifically excluded from this limitation.

Purchases of Equity Securities

In May 1998, our Board of Directors approved a stock repurchase plan authorizing the repurchase of up to an aggregate of 750,000 shares of our outstanding common stock, either Class A or Class B or a combination thereof. Unless terminated earlier by a resolution of our Board of Directors, the plan will expire when we have repurchased all shares authorized for repurchase under the plan. We announced this plan publicly on June 4, 1998. We did not make any repurchases under this plan during the quarter ended December 31, 2004, and as of December 31, 2004 a maximum of 168,376 shares of our outstanding common stock, either Class A or Class B or a combination thereof, may be purchased under the plan.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below as of December 31, 2004 and January 2, 2004 and for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 are derived from the audited consolidated financial statements of Saucony included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Saucony not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

                                                          Year         Year        Year        Year        Year
                                                          Ended        Ended       Ended       Ended       Ended
                                                         Dec 31,      Jan. 2,     Jan. 3,     Jan. 4,     Jan. 5,
                                                          2004        2004(1)      2003        2002        2001
                                                          ----        -------      ----        ----        ----
                                                                   (in thousands except per share amounts)

Selected Income Statement Data

Revenues ..............................................$ 166,676     $136,445    $133,499    $132,364    $ 167,920

Operating income (loss) (2), (3), (4)..................   18,177       12,997       8,943        (269)      16,123

Net income (loss)......................................   10,418        8,488       5,243        (940)       8,963

Earnings (loss) per common share - basic
   Class A common stock................................$    1.51     $   1.31    $   0.81    $  (0.15)   $    1.37
                                                       =========     ========    ========    ========    =========
   Class B common stock................................$    1.66     $   1.44    $   0.89    $  (0.16)   $    1.51
                                                       =========     ========    ========    ========    =========

Earnings (loss) per common share - diluted
   Class A common stock................................$    1.38     $   1.26    $   0.80    $  (0.15)   $    1.34
                                                       =========     ========    ========    ========    =========
   Class B common stock................................$    1.52     $   1.38    $   0.88    $  (0.16)   $    1.47
                                                       =========     ========    ========    ========    =========

Weighted average common shares and
   equivalents outstanding
   Basic:
     Class A common stock .............................    2,521        2,521       2,563       2,567        2,606
     Class B common stock .............................    3,972        3,583       3,544       3,513        3,586
                                                       ---------     --------    --------    --------    ---------
                                                           6,493        6,104       6,107       6,080        6,192
                                                       =========     ========    ========    ========    =========
   Diluted: (5)
     Class A common stock .............................    2,521        2,521       2,563       2,567        2,606
     Class B common stock..............................    4,559        3,850       3,623       3,513        3,735
                                                       ---------     --------    --------    --------    ---------
                                                           7,080        6,371       6,186       6,080        6,341
                                                       =========     ========    ========    ========    =========
Cash dividends per share of common stock:
     Class A common stock..............................$   4.200     $  0.120          --          --           --
                                                       =========     ========    ========    ========    =========

     Class B common stock..............................$   4.220     $  0.132          --          --           --
                                                       =========     ========    ========    ========    =========

Selected Balance Sheet Data
                                                          Dec 31,      Jan. 2,     Jan. 3,     Jan. 4,     Jan. 5,
                                                           2004         2004        2003        2002        2001
                                                           ----         ----        ----        ----        ----
                                                                              (in thousands)

Current assets.........................................$  84,637     $ 92,801    $ 80,670    $ 69,538    $  73,531
Current liabilities....................................   24,071       18,992      16,343      12,325       15,919
Working capital........................................   60,566       73,809      64,327      57,213       57,612
Total assets...........................................   96,257      100,688      87,540      78,100       83,285
Capitalized lease
   obligations, net of current portion.................      138           --          --          --           34
Stockholders' equity...................................   68,691       79,054      68,696      63,162       64,620

---------------------------

(1) See Note 1 to our Consolidated Financial Statements regarding reporting period.

(2)  See Note 16 to our Consolidated  Financial Statements regarding our Bangor,
     Maine plant closing and other charges incurred in fiscal 2001.

(3) In fiscal 2000 we sold substantially all of the assets and business of our former cycling division. In connection with the sale we recorded a pre-tax loss of $2,661 which is included in the operating income for fiscal 2000.

(4) Includes environmental charge of $2,275 which is included in operating income for fiscal 2004.

(5)  Includes  common stock and dilutive  options and stock  warrants,  with the
     exception  of  fiscal  2001,  since  the  common  stock   equivalents  were
     anti-dilutive.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In the following management's discussion and analysis of financial condition and results of operations: (1) when we refer to the 2004 fiscal year, we mean the fiscal year ended December 31, 2004, (2) when we refer to the 2003 fiscal year, we mean the fiscal year ended January 2, 2004, (3) when we refer to the 2002 fiscal year, we mean the fiscal year ended January 3, 2003 and (4) all amounts are in thousands, except share and per share amounts.

Business Overview

Our core business focus is to design, develop and market performance-oriented athletic footwear and athletic apparel, which we sell under the Saucony brand name, and athletic apparel, which we sell under the Hind brand name. Sales of Saucony brand products accounted for approximately 85% of our consolidated net sales for fiscal 2004 and 83% of our consolidated net sales for fiscal 2003 and fiscal 2002, the significant majority of which are sales of Saucony footwear products. Our results of operations, financial position and cash flows are heavily dependent upon our Saucony footwear business. Our ability to increase Saucony footwear sales is dependent in significant part upon increasing our share of the market for athletic footwear sales.

We pursue different strategies for our two Saucony footwear product categories, technical footwear and Originals footwear. For our technical footwear category, we combine high quality materials and components with technical features designed to meet the performance requirements of athletes who have a high participation rate, meaning they actively and regularly participate, in their choice of sport. We incorporate either our Ground Reaction Inertia Device, or GRID system, or our proprietary footwear technology, Custom Ride Management, into a majority of our technical and mid-priced cross-over footwear products. For our Originals footwear category, we design fashion-oriented footwear intended to appeal to younger consumers who generally do not wear the footwear for athletic purposes.

Because our primary footwear focus is in technical footwear, we direct most of our design and development efforts and working capital investments towards our Saucony technical footwear. We view our Originals footwear as a market opportunity which we must carefully manage due to rapid shifts in consumer preferences. Accordingly, we limit our investment in working capital for, and our spending on marketing, design and development of, our Originals footwear.

Our Saucony technical footwear and Originals footwear, along with athletic apparel we sell under the Saucony brand name, constitute one operating segment. We have another operating segment which consists of athletic apparel we sell under the Hind brand name, shoes for coaches and officials, cleated football and multi-purpose footwear, casual leather walking and workplace footwear we sell under the Spot-bilt brand name and sales of all of our and third parties' products at our 21 factory outlet stores. We refer to this segment as our Other Products segment. Sales from our Other Products segment accounted for approximately 15% our consolidated net sales for fiscal 2004 and 17% of our consolidated net sales for each of fiscal 2003 and fiscal 2002. A majority of these sales are sales of our Hind athletic apparel.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Critical accounting policies are those policies that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies are as follows:

-    Revenue Recognition

     We recognize revenue from product sales when title passes and all the rewards and risk of loss have been transferred and all the criteria for revenue recognition described in SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Title generally passes upon shipment or upon receipt by the customer. We record retail store revenues at the time of sale. We recognize royalty revenue as we earn the royalties during the terms of our license agreements.

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

-    Accounts Receivable - Allowances for Doubtful Accounts

     We maintain allowances for doubtful accounts and therefore must estimate losses resulting from the inability of our customers to make required payments. We analyze our accounts receivable, historical bad debt trends, customer creditworthiness, economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As noted in Note 18 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we have a credit risk concentration due to the concentration of our domestic Saucony footwear sales within a relatively small customer base. If the liquidity or financial condition of any of our larger customers were to deteriorate, resulting in an impairment of their ability to make payments due us, or if payment schedules of our customers are otherwise delayed from historical trends, we would be required to record additional allowances to our provision for doubtful accounts. This would increase our general and administrative expenses and could have a material adverse effect on our results of operations and cash flows.

-    Cooperative Advertising

     We engage in cooperative advertising programs whereby our retailers are allowed to receive a set percentage of their purchases of our products as reimbursement for their advertising or marketing costs in jointly promoting our products within their businesses. The purpose of our cooperative advertising programs is to encourage advertising and promotions for the sale of our products. We acquire costs as selling expense on the basis of sales to qualifying retailers at the time of the revenue recognition. Our retailers will develop specific marketing programs, subject to our approval, to utilize the funds in a manner intended to best promote both themselves and our products. On a quarterly basis, we evaluate the adequacy of our cooperative advertising accrual. Further, we evaluate the classification of these costs in accordance with Emerging Issues Task Force Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." We account for cooperative advertising costs as a selling expense provided that the cooperative advertising costs meet the requirements defined in EITF 01-09. EITF 01-09 requires that we account for consideration given to a retailer as a reduction of revenue unless we receive an identifiable benefit, which is separable from the retailer's original purchase and can reasonably estimate the fair value of this benefit. For the arrangements that do not meet these requirements, we account for the cooperative advertising costs as a reduction of net sales.

     At December 31, 2004, our cooperative advertising accruals totaled $1,281, compared to $1,002 at January 2, 2004. The increase in the cooperative advertising reserves at December 31, 2004 was due primarily to increased participation by our retailers in fiscal 2004. As part of our reserve valuation, we must make estimates for retailer participation and determine the income statement classification of the cooperative advertising allowances. Our estimates are based primarily on our past experience with the retailers. When possible, we base these estimates on past experience with the specific retailers, as well as our experience with retailers generally. If retailer participation were to increase, selling costs and cooperative advertising accruals would increase.

-    Volume Incentive Reserves

     We utilize volume incentive rebates whereby certain retailers receive a volume incentive rebate equal to a specified percentage of shipments to the retailer provided that the retailer achieves a cumulative level of revenue transactions with us. The purpose of our volume incentive rebates programs is to encourage our retailers to increase the amount of their purchases of our products. We recognize the rebate obligation as a reduction of net sales based on a systematic and rational allocation of the cost of honoring the rebates earned and claimed to each of the underlying revenue transactions that results in progress by the retailer toward earning the rebate. During fiscal 2004 and fiscal 2003 we recorded $1,442 and $522 of volume incentive rebates, respectively, as a reduction of net sales.

     At December 31, 2004, our volume incentive rebate reserve totaled $843, compared to $442 at January 2, 2004. The increase in the volume incentive rebates reserve at December 31, 2004 was due primarily to offering volume incentive rebates to additional domestic retailers in fiscal 2004. As part of our reserve valuation, we must make estimates for anticipated cumulative revenue transactions with our retailers. We estimate cumulative revenue levels by adding period-to-date net sales and expected future net sales based on our order backlog, as well as our past experience with specific retailers and our experience with retailers generally. If net sales were to exceed our estimated net sales, we would be required to record adjusting entries to increase our volume incentive rebate reserves. This would reduce our net sales and could have a material adverse effect on our results of operation, financial position and cash flows.

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

-    Impairment of Long-Lived Assets

     We review the recoverability of our long-lived assets (property, plant and equipment and deferred charges) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. We recognize an impairment of a long-lived asset if the carrying value of the long-lived asset is not recoverable from its estimated future cash flows. We measure an impairment loss as the difference between the carrying amount of the asset and its estimated fair value. During both fiscal 2004 and fiscal 2003, we recorded impairment charges of $15 to reduce the carrying amount of long-lived assets used in our retail operations, which carrying value we deemed to be not recoverable from its future cash flows. The charge is included in general and administrative expenses. Should future events and circumstances cause cash flows associated with any of our long-lived assets to decline significantly from our estimates, we may need to record charges for impairment of long-lived assets, which would increase our general and administrative expenses and could have a material adverse effect on our results of operations and financial position.

     We no longer amortize goodwill and other indefinite-lived intangible assets. Rather, we review them for impairment. We would record an impairment if the carrying value of the asset exceeds our estimate of its fair market value. We record impairment charges as a component of general and administrative expenses. We test the impairment of our goodwill annually. We completed an annual test for impairment at December 31, 2004 and determined that goodwill was not impaired. At December 31, 2004, the carrying value of goodwill was $912. Our estimates of future cash flows may differ materially from actual cash flows due to, technological changes, economic conditions or changes to our business operations. A charge for impairment of goodwill may be necessary if we experience a significant decline in our future cash flows. Such a charge could have a significant adverse effect on our results of operations and financial position.

-    Income Taxes

     We estimate our income taxes in each of the jurisdictions that we operate. This process requires us to estimate our current tax exposure, together with assessing temporary differences, which result in deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish valuation allowances when we determine that it is more likely than not that the deferred tax assets resulting from operating losses will not be realized. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent upon future taxable earnings and is therefore uncertain. During fiscal 2003, we reversed $613 of deferred tax valuation allowances on loss carryforwards that we expect to realize, decreasing our tax expense in the period we made that reversal. At December 31, 2004, we have provided valuation allowances in an amount equal to our long-term deferred tax assets which have resulted from net operating losses in certain foreign and state tax jurisdictions.

     In evaluating exposures associated with various tax filing positions, we have accrued $951 for probable tax contingencies as of December 31, 2004. In 2004, we provided an additional $235 related to 2004 tax filing positions. We believe that our tax contingencies have been adequately provided for in the accompanying financial statements. To the extent the we prevail in matters for which accruals have been established or are required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected.

     U.S. generally accepted accounting principles allow companies to defer the recognition of tax liability on undistributed earnings of foreign subsidiaries that are indefinitely reinvested in the foreign operation. At December 31, 2004, we had approximately $9,522 of undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations for which we have not recorded deferred income taxes. Were we to repatriate foreign earnings which have been designated as indefinitely invested in foreign operations, we would record additional tax expense at the time of repatriation.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on our results of operations or financial position for fiscal 2005 because the manufacturer's deduction is not available to us until fiscal year 2006. We are evaluating the effect that the manufacturer's deduction will have in subsequent years.

     The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer, provided specified criteria are met. FSP 109-2 provides accounting and disclosure guidance with respect to this deduction. Until the Treasury Department or Congress provides additional clarifying guidance on key elements, the amount of foreign earnings to be repatriated by us, if any, cannot be determined; however, the presumption that such unremitted earnings will be repatriated cannot be overcome. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings.

-    Stock-Based Compensation

     We have elected to continue to measure stock-based compensation expense using the intrinsic value method. Accordingly, we measure compensation cost for stock options and restricted stock awards as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. We calculate compensation cost for common stock purchase warrants based upon the fair value at the grant date. We amortize stock-based compensation arising from the issuance of restricted stock warrants, below market options and stock-based compensation resulting from common stock purchase warrants over the vesting period of the stock grant, option term or the warrant term. Amortization of stock-based compensation amounted to $0 for 2004, $37 for 2003 and $43 for 2002, respectively. In fiscal 2003, we accelerated the vesting of the common stock purchase warrants which required us to record $416 of stock-based compensation expense. Had we determined the stock-based compensation expense for our stock options based upon the fair value at the grant date for stock option awards our reported net income would have been reduced by $1,400 in fiscal 2004, $1,138 in fiscal 2003 and $684 in fiscal 2002.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. We are evaluating the provisions of this revision to determine its effect on our consolidated financial statements. We expect that the adoption of this statement will have a material adverse effect on our results of operations.

-    Hedge Accounting for Derivatives

     We enter into forward currency exchange contracts to hedge anticipated foreign currency exchange transactions, as well as the resulting intercompany liabilities which are denominated in currencies other than the functional currency of our foreign operations. These contracts economically function as effective hedges of the underlying exposures; however, we are required to record changes in the fair value of these foreign currency contracts against earnings in the period of the change.

     We estimate the fair value of our foreign currency exchange contracts based on foreign exchange rates as of December 31, 2004. At December 31, 2004, the notional value of our foreign currency exchange contracts to purchase U.S. dollars was $8,570. The fair value of our foreign currency exchange contracts at December 31, 2004 was $8,150. We recorded a charge in 2004 of $420 against earnings to adjust our derivatives to their fair value. Since December 31, 2004, the value of the U.S. dollar has strengthened against the Canadian dollar, the Euro and the Pound Sterling. If the U.S. dollar were to weaken in comparison to the Pound Sterling, the Canadian dollar or the Euro, we would record additional charges in fiscal 2005 to adjust our derivatives to their fair value. The amount of the potential charge is dependent upon the change in foreign exchange rates from the December 31, 2004 rates to the time that the forward exchange contract matures or to the foreign exchange rates as of the period end reporting date. These charges could have a material adverse effect on our future results of operations, financial position and cash flows.

-    Environmental Costs

     We accrue for costs associated with environmental obligations when these costs are probable and reasonably estimable in accordance with American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities (Including Auditing Guidance)". We generally recognize accruals to address estimated costs for environmental obligations no later than the date when we learn what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In the year ended December 31, 2004, we recorded a charge of $2,275 to address environmental conditions at our East Brookfield, Massachusetts distribution facility. SoP 96-1 defines the costs to be included among environmental liabilities. In accordance with SoP 96-1, the environmental charge includes the estimated direct costs to investigate and address the conditions on the East Brookfield, Massachusetts property and the associated engineering, legal and consulting costs we expect to incur as we address those environmental conditions. We discovered the conditions resulting in this accrual in December 2004. Our investigation is in its early stage. Our assessment of our liability and the associated costs is an estimate based upon currently-available information after consultation with environmental consultants, engineers and attorneys assisting us in addressing these environmental issues. Our actual costs to address the environmental conditions may change based on further investigations, based on the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. We do not discount costs of expenditures for environmental obligation to their present value. At December 31, 2004 our accrual for environmental charges was $2,275. Our costs to address the environmental conditions at our East Brookfield, Massachusetts could vary materially from our current estimate. Estimated costs to address the environmental conditions range from $1,242 to $4,621. If, based upon additional investigation and study, our actual costs to address the environmental conditions were to exceed our estimate, we would be required to record additional environmental charges, which could have a material adverse effect on our results of operations and cash flows. As of December 31, 2004, we have not identified or made a claim against parties that caused or are otherwise responsible for the conditions at our facility, and we have not determined whether such parties exist; nor does our accrual include legal costs to investigate or pursue potential recoveries from such parties.

Highlights
                                                    Increase (Decrease)
                                         ---------------------------------------
                                           2004 vs. 2003         2003 vs. 2002
                                           -------------         -------------

  Net sales..............................$ 30,086    22.1%      $ 2,870     2.2%
  Gross profit...........................  15,490    29.5         6,607    14.4
  Selling, general and
    administrative expenses..............   7,816    19.4         2,921     7.8


                                                      $ Change
                                      ------------------------------------------
                                      2004 vs. 2003               2003 vs. 2002
                                      -------------               -------------

  Operating income.......................$ 5,180                   $   4,054
  Income before income taxes
    and minority interest................  4,185                       4,293
  Net income.............................  1,930                       3,245


                                                   Percent of Net Sales
                                           ------------------------------------
                                            2004          2003            2002
                                            ----          ----            ----

  Gross profit...........................   40.9%          38.5%          34.4%
  Selling, general and
    administrative expenses..............   28.9           29.5           28.0
  Operating income ......................   10.9            9.6            6.7
  Income before income taxes
    and minority interest................   10.7           10.0            7.0
  Net income ............................    6.3            6.2            3.9


Consolidated Net Sales

Net sales increased $30,086, or 22%, to $166,152 in fiscal 2004 from $136,066 in fiscal 2003. Net sales increased $2,870, or 2%, to $136,066 in fiscal 2003 from $133,196 in fiscal 2002.

On a geographic basis, domestic sales increased $24,194, or 23%, to $127,815 in fiscal 2004 from $103,621 in fiscal 2003. International sales increased $5,892, or 18%, to $38,337 in fiscal 2004 from $32,445 in fiscal 2003. $2,623 of our international sales increase in fiscal 2004 is attributable to favorable changes in foreign exchange rates, as compared to fiscal 2003. Domestic sales increased $268, to $103,621 in fiscal 2003 from $103,353 in fiscal 2002. International sales increased $2,602, or 9%, to $32,445 in fiscal 2003 from $29,843 in fiscal 2002. $2,925 of our international sales increase in fiscal 2003 is attributable to favorable changes in foreign exchange rates, as compared to fiscal 2002.

Saucony Segment

                         2004                    2003
                    Total / Change          Total / Change            2002
                   from Prior Year         from Prior Year           Total
                   ---------------         ---------------           -----

Net Sales           $140,749 / 25%           $112,711 / 2%          $110,829

Net Sales:  2004 Compared to 2003

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $28,038, or 25%, to $140,749 in fiscal 2004 from $112,711 in fiscal 2003, due to $27,942 of increased sales of Saucony footwear and $96 of increased sales of Saucony apparel. In addition, favorable changes in foreign exchange rates resulting from a weaker U.S. dollar against European and Canadian currencies in fiscal 2004, as compared to fiscal 2003, increased Saucony footwear sales by $2,503. The increase in sales of Saucony footwear was due primarily to a 20% increase in footwear unit volumes partially offset by a 3% decrease in average wholesale per pair footwear selling prices. The volume of footwear sold in fiscal 2004 increased 29%, to 4,841 pair from 3,761 pair in fiscal 2003, primarily due to increased domestic mid-priced cross-over footwear unit volumes and increased domestic Originals footwear unit volumes and, to a lesser extent, increased domestic closeout footwear unit volumes, increased domestic technical footwear unit volumes, increased international technical footwear unit volumes and increased special makeup footwear unit volumes, partially offset by lower international Originals footwear unit volumes. Average domestic and international wholesale per pair footwear selling prices in fiscal 2004 decreased 3%, compared to fiscal 2003. The increase in sales of Saucony apparel was due primarily to favorable currency exchange, resulting from a weaker U.S. dollar against European and Canadian currencies, partially offset by lower domestic apparel sales and decreased apparel sales at our Dutch and Canadian subsidiaries.

Domestic net sales increased $22,100, or 27%, to $103,820 from $81,720 in fiscal 2003, due primarily to $11,312 of increased sales of mid-priced cross-over footwear, $5,791 of increased sales of Originals footwear, $2,926 of increased sales of technical footwear and $2,700 of increased sales of closeout footwear, offset partially by $598 of decreased sales of special makeup footwear and $31 of decreased sales of Saucony apparel. The volume of domestic footwear sold in fiscal 2004 increased 36% to 3,857 pair from 2,833 pair in fiscal 2003, including a 66% increase in mid-priced cross-over footwear unit volumes to 1,130 pair, a 57% increase in Originals footwear unit volumes to 904 pair, an 11% increase in technical footwear unit volumes to 864 pair, a 151% increase in closeout footwear unit volumes to 243 pair and a 2% increase in special makeup footwear unit volumes to 715 pair. The cross-over footwear volume increase was due primarily to the introduction of several mid-priced models in 2004, including the Grid T4 and the Grid Aura TR6, along with additional color variations of the Grid Aura TR5, which we introduced in 2003, sold into the athletic mall, fashion mall, sporting goods and value channels. The Originals footwear volume increase was due primarily to our introduction of color variations of the Jazz Original and Shadow Original models, for both adults and children, sold into the athletic mall, sporting goods and value channels. The average domestic wholesale per pair footwear selling price in fiscal 2004 decreased 4%, as compared to fiscal 2003. The lower average wholesale selling price per pair was due to a change in the product mix of our cross-over, technical, Originals and special makeup footwear sold to lower price products and increased cross-over, special makeup and Originals footwear unit volumes, both of which sell at prices below our first quality technical footwear. Also contributing to the decreased domestic wholesale per pair selling price decrease in fiscal 2004 were a $923 increase in volume rebates provided to domestic customers and a $434 increase in cooperative advertising allowances that did not meet the requirements of EITF 01-09, which costs are accounted for as a reduction of net sales.

During the fourth quarter of fiscal 2004, our sales into the athletic and fashion mall channels of our cross-over footwear decreased 11% and our Originals footwear decreased 6% from the comparable period in fiscal 2003. We expect further significant declines in sales of cross-over and Originals footwear into these channels through the first half of fiscal 2005.

Sales of closeout footwear accounted for approximately 4%, or $4,394, of domestic Saucony net sales in fiscal 2004 compared to 2%, or $1,694, in fiscal 2003. The increase in closeout footwear sales in fiscal 2004 was primarily due to increased closeout unit volume sold in the fourth quarter of 2004 to reduce excess inventory supply of cross-over footwear.

Originals footwear accounted for approximately 23% of fiscal 2004 domestic footwear unit volume versus 20% in fiscal 2003. The unit volume increase in Originals footwear in fiscal 2003 was primarily due to increased unit volume of Jazz Originals and Shadow Originals, for both adults and children, sold into the athletic mall, sporting goods and value channels.

Our domestic order cancellation rate for fiscal 2004 was comparable with our historical averages.

International net sales increased $5,938, or 19%, to $36,929 in fiscal 2004 from $30,991 in fiscal 2003, due to $2,503 attributable to favorable currency exchange, primarily resulting from a weaker U.S. dollar against European and Canadian currencies, $2,225 of increased footwear sales at our subsidiaries due primarily to higher footwear unit volume and, to a lesser extent, higher average wholesale per pair footwear selling prices, and a $1,291 increase in footwear sales at our international distributor business due to higher average wholesale per pair footwear selling prices and a $127 increase in Saucony apparel sales at our Canadian and British subsidiaries due to favorable currency exchange. The volume of international footwear sold in fiscal 2004 increased 6%, to 984 pair, from 928 pair in fiscal 2003. Footwear unit volumes increased 8%, to 620 pair, from 571 pair, sold at our subsidiaries in fiscal 2004 compared to fiscal 2003. Our international distributor footwear unit volume increased 2%, to 364 pair, from 356 pair in fiscal 2004, compared to fiscal 2003. The footwear unit volume increase at our subsidiaries was due primarily to increased technical footwear unit volume at our Canadian subsidiary and, to a lesser extent, increased technical footwear unit volume sold at our Dutch subsidiary, partially offset by a decrease in special makeup footwear unit volume sold at our British subsidiary. The international footwear average wholesale per pair selling price increased due to a change in the product mix to higher priced technical footwear and decreased unit volume of special makeup footwear sold at our British subsidiary and a change in the international distributors product mix for technical footwear to higher priced product.

The footwear unit volume increase at our international distributor business in fiscal 2004 was due primarily to the expansion by three new distributors of distribution into China, Taiwan and Russia and increased technical unit volume sold to European distributors. Footwear unit volume sold into Japan decreased 12% due to a 77% decrease in Originals footwear unit volume, partially offset by an increase in technical footwear unit volume. Distributor sales into the Japanese footwear market accounted for $1,364, or 4%, of international sales in fiscal 2004, compared to $1,357, or 4%, in fiscal 2003.

Net Sales:  2003 Compared to 2002

Worldwide net sales of Saucony branded footwear and Saucony branded apparel increased $1,882, or 2%, to $112,711 in fiscal 2003 from $110,829 in fiscal 2002, due to $1,073 of increased sales of Saucony footwear and, $809 of increased sales of Saucony apparel. The increase in sales of Saucony footwear was due to $2,859 attributable to favorable currency exchange, resulting primarily from a weaker U.S. dollar against European and Canadian currencies, partially offset by a $1,456 decrease in domestic footwear sales. The volume of footwear sold in fiscal 2003 increased 1%, to 3,761 pair from 3,707 pair in fiscal 2002, primarily due to increased domestic technical footwear unit volumes, increased domestic Originals footwear unit volumes and increased special makeup footwear unit volumes, partially offset by lower international technical and lower international Originals footwear unit volumes. Average domestic and international wholesale per pair footwear selling prices in 2003 decreased 3% as compared to 2002. The increase in sales of Saucony apparel was due primarily to sales of new products by our Canadian and British subsidiary.

Domestic net sales decreased $1,462, or 2%, to $81,720 from $83,182 in fiscal 2002, due primarily to $2,565 of decreased sales of closeout footwear, $168 of decreased sales of special makeup footwear and $6 of decreased sales of Saucony apparel, offset partially by $995 of increased sales of technical footwear and $284 of increased sales of Originals footwear. The volume of domestic footwear sold in fiscal 2003 increased 2% to 2,833 pair from 2,775 pair in fiscal 2002, including a 12% increase in technical footwear unit volumes to 1,460 pair, an 8% increase in Originals footwear unit volumes to 578 pair and a 2% increase in special makeup footwear unit volumes to 698 pair, partially offset by a 61% decrease in closeout footwear unit volumes to 97 pair. The technical footwear volume increase was due primarily to our introduction of the Grid Aura TR 5, a mid-priced model, in 2003. The average domestic wholesale per pair footwear selling price in 2003 decreased 7% in fiscal 2003, as compared to fiscal 2002. The lower average wholesale selling price per pair was due to a change in the product mix of our technical, Originals and special makeup footwear sold to lower price products and increased special makeup footwear and increased Originals footwear unit volumes, both of which sell at prices below our first quality technical footwear.

Sales of closeout footwear accounted for approximately 2%, or $1,694, of domestic Saucony net sales in fiscal 2003 compared to 5%, or $4,249, in fiscal 2002. The decrease in closeout footwear sales was due to lower inventory quantities of past season footwear available for sale in fiscal 2003 due to improvements in our supply chain.

Originals footwear accounted for approximately 20% of fiscal 2003 domestic footwear unit volume versus 19% in fiscal 2002. The unit volume increase in Originals footwear was primarily due to increased unit volume of Jazz Originals sold into the mall channel.

Our domestic order cancellation rate for fiscal 2003 was comparable with our historical averages.

International net sales increased $3,344, or 12%, to $30,991 in fiscal 2003 from $27,647 in fiscal 2002, due to $2,859 attributable to favorable currency exchange, primarily resulting from a weaker U.S. dollar against European and Canadian currencies, $815 of increased sales of Saucony apparel and $13 of increased footwear sales at our subsidiaries due to higher footwear unit volume, partially offset by a $343 decrease in footwear sales at our international distributor business. Our international Saucony apparel sales increased primarily due to sales of new products by our Canadian and British subsidiaries. The footwear unit volume increase at our subsidiaries was due primarily to increased special makeup footwear unit volume sold by our British subsidiary, partially offset by decreased technical footwear unit volume at our Canadian subsidiary and, to a lesser extent, decreased technical footwear unit volume sold at our Dutch subsidiary. The overall volume of international footwear sold in fiscal 2003 decreased to 928 pair from 932 pair in fiscal 2002. Footwear unit volumes decreased 3%, to 357 pair, at our international distributor business, partially offset by a 1% increase in footwear unit volume, to 571 pair, sold at our subsidiaries in fiscal 2003 compared to fiscal 2002. Footwear unit volume at our international distributor business decreased in fiscal 2003 due primarily to a 5% decrease in Originals footwear unit volume sold in the Japanese footwear market partially offset by a 29% increase in technical footwear unit volumes sold in Australia, Israel and Sweden. Distributor sales into the Japanese footwear market accounted for $1,357, or 4%, of international sales in fiscal 2003, compared to $2,494, or 9%, in fiscal 2002. The international footwear average wholesale per pair selling price decreased due to a change in the product mix to lower priced technical footwear and increased unit volume of special makeup footwear sold at our British subsidiary and by a change in the international distributors product mix for technical footwear to lower priced product.

Other Products Segment

                           2004                    2003
                      Total / Change          Total / Change              2002
                      from Prior Year         from Prior Year             Total
                      ---------------         ---------------             -----

Net Sales              $25,403 / 9%             $23,355 / 4%             $22,367

The Other Products segment consists of our Hind athletic apparel, twenty-one factory outlet stores, Spot-bilt coaches' and officials' shoes, cleated football and multi-purpose footwear, casual walking and workplace footwear and sales of our Hyde Authentic casual footwear, the distribution of which we discontinued in fiscal 2002. Each of the businesses represented less than 10% of total revenues. In the aggregate, these businesses represented 15% of consolidated net sales in fiscal 2004.

Net Sales:  2004 Compared to 2003

Worldwide sales of Other Products increased $2,048, or 9%, to $25,403 in fiscal 2004 from $23,355 in fiscal 2003 due primarily to $2,250 of increased sales at our factory outlet division, $135 of increased domestic sales of our Hind brand apparel and, to a lesser extent, $133 of increased sales of our Spot-bilt brand footwear and $120 attributable to favorable currency exchange, primarily resulting from a weaker U.S. dollar against European and Canadian currencies, partially offset by $583 of decreased international sales of our Hind brand apparel and $7 of decreased sales due to the discontinuance of our Hyde Authentics footwear line.

Domestic net sales of Other Products increased $2,094, or 10%, to $23,995 in fiscal 2004 from $21,901 in fiscal 2003 due primarily to a 22% increase in sales at our factory outlet division, to $10,152 in 2004, compared to $8,318 in 2003, resulting primarily from the addition of two outlet stores in fiscal 2004 and, to a lesser extent, a 1% increase in Hind brand apparel sales, to $12,861 in 2004, compared to $12,726 in 2003. Hind apparel sales increased $135 due primarily to a 1% increase in the average wholesale unit selling price of our Hind apparel brand. Unit volumes of our Hind apparel decreased to 874 units in fiscal 2004, compared to 877 units in fiscal 2003. The increase in the average wholesale per item selling price for our Hind apparel brand was due primarily to increased special makeup unit volumes sold in fiscal 2003, which products we sell at unit prices below our first quality apparel, and increased unit volume in our running and fitness product categories, which carry lower selling prices than our cycling category. The decreased Hind apparel unit volume was due primarily to decreased special makeup unit volumes sold in fiscal 2004. Both the decrease in Hind apparel unit volume and the increase in the average wholesale per item selling price of our Hind apparel are due to lower special makeup unit volumes sold in fiscal 2004, compared to fiscal 2003. Sales of special makeup apparel accounted for approximately 10% of Hind apparel domestic net sales in fiscal 2004, compared to 23% of Hind domestic net sales in fiscal 2003. The decrease in special makeup sales in fiscal 2004 is due to the production and sale during fiscal 2003 of surplus special makeup closeout apparel from remaining raw materials in connection with our change in product sourcing. Domestic sales at our factory outlet stores open for more than one year increased 6%, or $497, in fiscal 2004, compared to fiscal 2003. Spot-bilt brand sales increased 16% in fiscal 2004 to $982, compared to $850 in fiscal 2003, due primarily to a 42% increase in footwear unit volumes, primarily due to increased cleated and walking/duty footwear unit volumes, partially offset by a 19% decrease in wholesale per pair selling prices due to closing out certain walking/duty styles.

International net sales of Other Products decreased $46, or 3%, to $1,408 in fiscal 2004 compared to $1,454 in fiscal 2003, due primarily to $583 of decreased Hind apparel sales, due primarily to discontinuing Hind apparel distribution at our Dutch subsidiary and decreased Hind apparel sales at our Canadian and British subsidiaries, partially offset by $416 of increased sales at our Canadian factory outlet stores and, to a lesser extent, $120 attributable to favorable currency exchange primarily resulting from a weaker U.S. dollar against European and Canadian currencies.

Net Sales:  2003 Compared to 2002

Worldwide sales of Other Products increased $988, or 4%, to $23,355 in fiscal 2003 from $22,367 in fiscal 2002 due primarily to $1,439 of increased sales at our factory outlet division, $599 of increased domestic sales of our Hind brand apparel and, to a lesser extent, $89 of increased sales of our Spot-bilt brand footwear and $66 attributable to favorable currency exchange, primarily resulting from a weaker U.S. dollar against European and Canadian currencies. These effects were partially offset by $808 of decreased international sales of our Hind brand apparel and $397 of decreased sales due to the discontinuance of our Hyde Authentics footwear line.

Domestic net sales of Other Products increased $1,730, or 9%, to $21,901 in fiscal 2003 from $20,171 in fiscal 2002, due primarily to a 21% increase in sales at our factory outlet division, to $8,318 in 2003, compared to $6,879 in 2002, resulting primarily from the addition of five outlet stores in fiscal 2003 and, to a lesser extent, a 5% increase in Hind brand apparel sales, to $12,726 in 2003, compared to $12,127 in 2002. Hind apparel sales increased $599 due primarily to an 18% increase in unit volume of our Hind apparel, partially offset by an 11% decrease in the average wholesale unit selling price of our Hind apparel brand. The increased Hind apparel unit volume was due primarily to increased special makeup unit volumes and increased volume of our running and fitness product categories. The decrease in the average wholesale unit selling price for our Hind apparel brand was due primarily to increased special makeup unit volumes sold in fiscal 2003, which products we sell at unit prices below our first quality apparel, and increased unit volume in our running and fitness product categories, which carry lower selling prices than our cycling category. 2003 results also reflect $397 of decreased sales of Hyde Authentics footwear as a result of our discontinuing this product line. Partially offsetting the sales increase at our factory outlet stores were a $124, or 2%, decrease in 2003, as compared to 2002, in sales at our factory outlet stores open for more than one year and $203 of decreased sales as a result of closing a factory outlet store in May 2002. Spot-bilt brand sales increased 12% in fiscal 2003 to $850, compared to $760 in fiscal 2002, due primarily to increased wholesale per pair selling prices, partially offset by a decrease in footwear unit volumes.

International net sales of Other Products decreased $742, or 34%, to $1,454 in fiscal 2003 compared to $2,196 in fiscal 2002, due primarily to $808 of decreased Hind apparel sales at our European and Canadian subsidiaries, partially offset by $66 attributable to favorable currency exchange primarily resulting from a weaker U.S. dollar against European and Canadian currencies.

Cost and Expenses

2004 Compared to 2003

Our gross margin percentage increased 2.4% to 40.9% in fiscal 2004 from 38.5% in fiscal 2003 due primarily to a reduction in our product costs. Our product costs decreased primarily due to a $2.973 decrease in international footwear product costs due to favorable currency exchange reflecting the impact of a weaker U.S. dollar against European and Canadian currencies, a $929 decrease in Saucony domestic footwear product costs reflecting negotiated price reductions and lower mold costs, $639 of volume rebates provided by two of our Saucony footwear suppliers, a $287 decrease in Hind product costs reflecting a change in our product sourcing to finished goods, a $193 decrease in our factory outlet product costs reflecting increased factory direct footwear purchases, and a $179 decrease in Spot-bilt inventory provisions taken in fiscal 2004. Other factors contributing to our gross margin increase in fiscal 2004 are a 57% increase in lower margin Hind special makeup closeout apparel sales and a 27% increase in Saucony domestic footwear at once shipments, which carry lower discounts. Offsetting these decreases in cost of sales were a $923 increase in volume rebates provided to Saucony domestic customers in 2004, a $732 increase in sales discounts at our International subsidiaries, due primarily to increased incentives offered by our British and Dutch subsidiaries to increase sales, and a $434 increase in cooperative advertising allowances which were accounted for as a reduction of net sales. Other factors offsetting the increase in gross margin in fiscal 2004 were increased footwear unit volume of mid-priced cross-over footwear sold into the athletic mall, sporting goods and value channels at lower gross margins and increased closeout footwear unit volume sold in the fourth quarter of fiscal 2004 at lower gross margins. Included in our fiscal 2003 gross margin is a charge of $416 recorded in cost of sales due to accelerating the vesting on common stock purchase warrants held by five footwear suppliers.

Selling, general and administrative expenses as a percentage of net sales decreased to 28.9% in fiscal 2004 compared to 29.5% in fiscal 2003. The decrease in the percentage resulted from net sales increasing at higher rate than the increased advertising, selling and administrative expenses in fiscal 2004. Selling, general and administrative expenses increased to $48,015, or 19%, from $40,199 in fiscal 2003, due primarily to a $1,854 increase in professional fees, $1,095 increase in administrative and selling payroll and related fringe benefits due to increased staffing, $881 increase in bad debt expense, $702 increase in incentive compensation, $550 increase in advertising, primarily in print media, $440 of operating expenses associated with the factory outlet division expansion, $432 increase in variable selling expenses, $400 increase in marketing communication costs, $380 increase in promotion costs due to increased participation at running and triathlon events and a $197 increase in depreciation. The effects of foreign exchange rate changes increased selling and administrative expenses by $575 in fiscal 2004, compared to fiscal 2003. Included in professional fees in fiscal 2004 were $1,119 of professional fees associated with our assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and $592 of legal and professional fees related to our review of strategic alternatives and related matters. Bad debt expense increased primarily due to the favorable litigation settlement which reduced bad debt expense by $566 in fiscal 2003 and the bankruptcy filings by two accounts.

2003 Compared to 2002

Our gross margin percentage increased 4.1% to 38.5% in fiscal 2003 from 34.4% in fiscal 2002 due primarily to a reduction in our product costs. Our product costs decreased primarily due to a $1,930 decrease in international footwear product costs reflecting favorable currency exchange due to the impact of a weaker U.S. dollar against European and Canadian currencies, a $1,311 decrease in Hind product costs, reflecting a change in our product sourcing to finished goods, a $996 decrease in Saucony domestic footwear product costs, reflecting negotiated price reductions and lower mold costs, a $395 reduction in Hind inventory reserve provisions taken in 2003 and a $225 decrease in our factory outlet product costs, reflecting increased factory direct footwear purchases. Offsetting these decreases in cost of sales were a pre-tax charge of $416 recorded in cost of sales due to accelerating the vesting on common stock purchase warrants held by five footwear suppliers, a $139 increase in Spot-bilt inventory reserve provisions taken on slow-moving Spot-bilt brand inventory and a $300 increase in volume incentive rebates provided to Saucony domestic customers in 2003.

Selling, general and administrative expenses as a percentage of net sales increased to 29.5% in fiscal 2003 compared to 28.0% in fiscal 2002. The increase in the percentage resulted from increased advertising, selling and administrative expenses in fiscal 2003. Selling, general and administrative expenses increased to $40,199, or 8%, from $37,278 in fiscal 2002, due primarily a $1,636 increase in administrative and selling payroll and related employment taxes, a $480 increase in employee healthcare costs, $426 in increased incentive compensation, $424 of increased operating expenses associated with the factory outlet division expansion, $363 in increased print media advertising, $217 increase in severance costs, $220 in increased professional fees and $175 in increased business insurance costs. The effects of foreign exchange rate changes increased selling and administrative expenses by $674 in fiscal 2003, compared to fiscal 2002. These increases were partially offset by lower provisions for bad debt expense, due to the favorable litigation settlement which reduced bad debt expense by $566, and, to a lesser extent, a $300 reduction in variable selling expense, $260 in lower depreciation expense and a $257 decrease in account specific advertising and promotion expense.

Environmental Charge

In fiscal 2004, we recorded a charge of $2,275 to address environmental conditions at our East Brookfield, Massachusetts distribution facility. We acquired this facility as part of an asset purchase in March 1985. We believe the contamination is the result of manufacturing activities that took place in the facility in the early and mid-1900s when this facility was owned and operated by an unrelated party. In accordance with SoP 96-1, the environmental charge includes the estimated direct costs to investigate and address the conditions on the East Brookfield, Massachusetts property and the associated engineering, legal and consulting costs we expect to incur as we address the environmental conditions. The following table summarizes the estimated expenses associated with our environmental charge:

              Environmental response costs................$   1,538
              Engineering and risk assessment.............      375
              Legal.......................................      352
              Post-remedy monitoring......................       10
                                                          ---------
              Total.......................................$   2,275
                                                          =========


Our assessment of our liability and the associated costs is an estimate based upon currently available information after consultation with environmental engineers, consultants and attorneys assisting us in addressing these environmental issues. Estimated costs to address the environmental conditions range from $1,242 to $4,621. Our actual costs to address the environmental conditions may change based on further investigations, based on the conclusions of regulatory authorities about information gathered in these investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing those conditions. We do not discount costs of expenditures for environmental obligations their present value. The environmental charge is included in operating expenses for the Saucony segment. At December 31, 2004 our accrual for environmental charges was $2,275 and was included on our balance sheet under current liabilities.

Plant Closing and Other Credits

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

A pre-tax benefit of $35 was recorded in fiscal 2003 to terminate the plant-closing accrual. The benefits recorded for the Bangor, Maine plant closing was included in income before tax for the Saucony segment, and the retail store closing charge was included in income before tax for the Other Products segment.

Gain on Sale of Former Manufacturing Facility

On November 7, 2003, we completed the sale of our Bangor, Maine real property which had previously been used in the assembly of domestic Saucony footwear. The following table summarizes the sale of the Bangor, Maine real property:

              Gross proceeds..............................$  763
              Transaction expenses........................    77
                                                          ------
              Net proceeds................................   686
              Net book value of facility..................   357
                                                          ------
              Gain on sale................................$  329
                                                          ======

We recorded the gain realized from the sale in operating income for the Saucony segment.

Non-Operating Income (Expense)

Interest income increased to $314 in fiscal 2004 from $245 in fiscal 2003, due to higher interest rates earned on cash balances and short-term investments. Interest income decreased to $245 in fiscal 2003 from $332 in fiscal 2002, due to lower interest rates on invested cash balances and short-term investments.

Interest expense increased to $8 in fiscal 2004 from $5 in fiscal 2003, due to interest expense recorded on capital lease obligations. Interest expense remained constant at $5 in fiscal 2003 and fiscal 2002.

Foreign currency (losses) gains decreased to an expense of $734 in fiscal 2004, compared to income of $288 in fiscal 2003. Foreign currency gains increased to $288 in fiscal 2003 from $20 in fiscal 2002. The changes in fiscal 2004, as compared to fiscal 2003, and in fiscal 2003, as compared to fiscal 2002, were primarily due to gains and losses on forward foreign currency contracts.

Income (Loss) Before Taxes and Minority Interest

         Segment                       2004          2003            2002

     Saucony........................$ 15,373       $ 11,910        $ 10,288
     Other Products.................   2,386          1,664          (1,007)
                                    --------       --------        --------
     Consolidated...................$ 17,759       $ 13,574        $  9,281
                                    ========       ========        ========

We evaluate segment performance and the performance of key managers based on profit or loss before income taxes and minority interest. Income before tax and minority interest increased $4,185 in fiscal 2004 to $17,759 compared to $13,574 in fiscal 2003 due primarily to increased pre-tax income realized by our Saucony segment and, to a lesser extent, increased pre-tax income realized by our Other Products segment. The improvement in pre-tax income at our Saucony segment reflected increased domestic and international net sales, due primarily to increased footwear unit volume and increased gross margins due to favorable currency exchange and lower product costs, both of which improved gross margins. The improvement in our Other Products segment income before tax and minority interest was due primarily to improved profitability at our Hind apparel brand due to increased sales, improved gross margins and lower operating expenses and, to a lesser extent, improved profitability at our factory outlets stores due to increased sales and improved gross margins.

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

Income Taxes

The provision for income taxes increased to $7,237 in fiscal 2004 from $4,940 in fiscal 2003 due primarily to increased domestic and international pre-tax income. The effective tax rate increased to 40.8% in fiscal 2003, compared to 36.4% in fiscal 2003, due primarily to a shift in the composition of domestic and international pre-tax income, higher marginal domestic tax rates and the reversal of valuation allowances on foreign loss carryforwards recorded in fiscal 2003, which reduced the fiscal 2003 tax provision by 2.4%. We credited income tax benefit of options exercised of $1,394 during fiscal 2004 and $162 during fiscal 2003 to additional paid-in capital. Therefore that benefit did not impact our provision for income taxes or the effective tax rate in either period. The increase in the income tax benefit of options credited to additional paid-in capital in fiscal 2004 is due to the significant increase in the exercise of stock options prior to the record date for our special cash dividend paid on our common stock in the first quarter of fiscal 2004.

During fiscal 2004, we provided $235, for probable tax contingencies.

The provision for income taxes increased to $4,940 in fiscal 2003 from $3,865 in fiscal 2002 due primarily to increased domestic and international pre-tax income. The effective tax rate decreased to 36.4% in fiscal 2003, compared to 41.6% in fiscal 2002, due primarily to the reversal of valuation allowances on foreign loss carryforwards that we expect to realize in fiscal 2004. We credited income tax benefit of options exercised of $162 during fiscal 2003 and $21 during fiscal 2002 to additional paid-in capital. Therefore that benefit did not impact our provision for income taxes or the effective tax rate in either period. During fiscal 2003, we provided $250 for probable tax contingencies.

Minority Interest in Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholders' allocable share of our Canadian subsidiary's earnings after deducting for income tax. In July 2003, we entered into a Share Purchase Agreement with the minority shareholder of Saucony Canada, Inc. whereby we increased our ownership percentage of Saucony Canada, Inc. to 95% from 85% effective as of July 4, 2003. The purchase price of $547 equaled the net book value of Saucony Canada, Inc. as of July 4, 2003.

Minority interest decreased to $104 in fiscal 2004 from $146 in fiscal 2003 due primarily to increasing our ownership in Saucony Canada, Inc. Minority interest decreased to $146 in fiscal 2003 from $173 in fiscal 2002 due primarily to increasing our ownership in Saucony Canada, Inc.

Net Income

Net income for fiscal 2004 was $10,418, or $1.38 per Class A share and $1.52 per Class B share on a diluted basis, compared to $8,488, or $1.26 per Class A share and $1.38 per Class B share on a diluted basis for 2003. We used weighted average common shares and common stock equivalents of 2,521,000 Class A and 4,559,000 Class B shares for fiscal 2004 and 2,521,000 Class A and 3,850,000 Class B shares for fiscal 2003 to calculate diluted earnings per share.

Net income for fiscal 2003 was $8,488, or $1.26 per Class A share and $1.38 per Class B share on a diluted basis, compared to $5,243, or $0.80 per Class A share and $0.88 per Class B share on a diluted basis for 2003. We used weighted average common shares and common stock equivalents of 2,521,000 Class A and 3,850,000 Class B shares for fiscal 2004 and 2,563,000 Class A and 3,623,000 Class B shares for fiscal 2002 to calculate diluted earnings per share.

Liquidity and Capital Resources

Fiscal 2004

As of December 31, 2004, our cash and cash equivalents totaled $12,042, a decrease of $29,739 from January 2, 2004. The decrease was due primarily to the payment of a special cash dividend of $25,990 in March 2004 and regular quarterly cash dividends of $1,299, an increase in short term investments of $14,948, cash outlays for capital assets of $4,541, due primarily to the expansion of our corporate offices, and $59 expended in payment of capital lease obligations. This decrease in cash was offset in part by the receipt of $3,966 of cash from the issuance of shares of our common stock as a result of option and common stock purchase warrant exercises and cash provided by operations of $12,580.

Our accounts receivable at December 31, 2004 increased $3,014, net of the provision for bad debts and discounts, as compared to at January 2, 2004, due primarily to increased net sales of our Saucony and Other products in the fourth quarter of fiscal 2004. Our days' sales outstanding for our accounts receivable decreased to 49 days in fiscal 2004 from 51 days in fiscal 2003. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. Our days' sales outstanding decreased in fiscal 2004 due to increased at-once footwear shipments which involve shorter payment terms. The provision for bad debts and doubtful accounts increased to $6,019 in fiscal 2004 from $4,453 in fiscal 2003 due to an increase in the provision for doubtful accounts and increased sales discounts, both domestically and at our international subsidiaries in fiscal 2004. The increase in the provision for doubtful accounts in fiscal 2004 was due primarily to a favorable litigation settlement that reduced the provision in fiscal 2003 and the fiscal 2004 bankruptcy filings by two significant accounts.

Inventories increased $2,702, at December 31, 2004, as compared to January 2, 2004, due primarily to increased levels of domestic Saucony cross-over footwear, which we expect to ship at discounted margins in fiscal 2005, and higher levels of domestic Saucony special makeup footwear and Hind apparel which we expect to ship in fiscal 2005 at customary margins. Our inventory turns ratio increased to
4.1 turns in fiscal 2004 from 3.4 turns in fiscal 2003. The number of days' sales in inventory decreased to 95 days in fiscal 2004 from 98 days in fiscal 2003. The inventory turns ratio represents our net sales for a period divided by our inventory at the end of the period. Days' sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventories by the average daily cost of sales.

Other factors affecting our operating cash flows in fiscal 2004, included a $1,009 increase in accrued expenses due primarily to increased accruals for freight and inventory importation and higher levels of operating expenses, an increase of $1,179 in accounts payable due to the timing of footwear purchases in the fourth quarter of fiscal 2004 and a $340 increase in accrued income taxes payable on higher pre-tax income.

Since May 2003, we have paid regular quarterly dividends on our Class A and Class B Common Stock. In February 2004, our Board of Directors announced an increase in our regular quarterly dividends from $0.040 to $0.050 per Class A Common share and from $0.044 to $0.055 per Class B Common share. During 2004, we paid regular quarterly dividends of a total of $0.19 per Class A Common share and $0.209 per Class B Common share, for aggregate regular dividend payments of $1,299. These payments included one dividend payment in January 2004 of $0.040 per Class A Common share and $0.044 per Class B Common share, prior to the February 2004 announced increase in the dividend rates.

On February 17, 2004, our Board of Directors declared a special cash dividend of $4.00 per share on each of our Class A Common Stock and Class B Common Stock. The special dividend was paid on March 17, 2004 to stockholders of record at the close of business on March 3, 2004. The aggregate dividend payout for the special dividend amounted to approximately $25,990.

As of December 31, 2004, we recorded $351 in current liabilities, under accrued expenses, representing the dividend liability for the January 13, 2005 dividend.

Our corporate charter provides that regular cash dividends paid on our Class B Common Stock are to be in an amount equal to 110% of the amount paid on our Class A Common Stock. This charter provision does not apply to special dividends.

In January 2004, we amended our credit facility to reduce the restrictions in the facility on our ability to pay cash dividends, make other distributions on our common stock and repurchase or redeem our capital stock. As amended, the credit facility permits us to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, our capital stock, in a total amount of up to $5,000 in any fiscal year. This limitation did not apply to our special dividend declared in February 2004, which was specifically excluded from this limitation.

Our declaration of future cash dividends will be at the discretion of our Board of Directors and is dependent upon, among other things, future earnings, operations, capital requirements, our general financial position and general business conditions.

During fiscal 2004, we did not make any repurchases of our common stock. In fiscal 2003, we repurchased 12,000 shares of our common stock for a total expenditure of $126. Since the approval of our stock repurchase program by our Board of Directors in May 1998, we have repurchased a total of 574,000 shares of our common stock for a total expenditure of $5,370. As of December 31, 2004, we remained authorized to repurchase up to 168,376 shares under the May 1998 stock repurchase program.

Fiscal 2003

As of January 2, 2004, our cash and cash equivalents totaled $41,781, an increase of $7,298 from January 3, 2003. The increase was due primarily to the generation of $15,045 of cash from operations and, to a lesser extent, the receipt of $686 from the sale of our former manufacturing facility in Bangor, Maine and the receipt of $644 from the issuance of shares of our common stock as a result of option exercises, partially offset by the purchase of $5,769 of short-term investments, cash outlays for purchases of capital assets of $1,667, the purchase of additional common shares of Saucony Canada, Inc. of $547, the payment of cash dividends of $518 on our common stock and the repurchase of shares of our common stock of $126.

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

Other factors affecting our operating cash flows in fiscal 2003, included an increase of $638 in accounts payable due to extended payment terms provided by our footwear suppliers, a $121 decrease in accrued income taxes payable due to the timing of tax payments and a $1,567 increase in accrued expenses due primarily to increased accruals for incentive compensation.

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

Credit Facility

In August 2002, we entered into a revolving credit agreement under the terms of which a bank committed up to a maximum of $15,000 to us for cash borrowings and letters of credit. On August 31, 2004, we amended our revolving credit agreement, pursuant to the amendment, the term of the credit agreement was extended to August 31, 2005. Maximum borrowings under the credit facility are limited to the lesser of $15,000 or the sum of 65% of eligible receivables plus 20% of eligible finished goods inventory. Borrowings under the credit facility are made at our election at the bank's prime rate of interest less 1.0% or at the LIBOR rate plus 1.5%. In addition, we pay a quarterly commitment fee of 0.25% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness, restrictions on the annual amount of equipment financing and capital lease indebtedness and limits on repurchases of our common stock. The credit facility permits us to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, our capital stock, in a total amount of up to $5,000 in any fiscal year. This limitation did not apply to our special dividend declared in February 2004, which was specifically excluded from this limitation. Furthermore, for any fiscal quarter during the term of the credit facility, any consolidated pre-tax loss may not exceed $2,500, and for any two consecutive fiscal quarters, consolidated pre-tax loss may not exceed $1,000.

The terms of our primary credit facility expires on August 31, 2005. Upon its expiration, we intend either to extend this facility or enter into a new, similar facility. However, we will evaluate our liquidity needs again around the time the facility is scheduled to terminate, and we may elect not to extend or replace the facility or to delay any extension or replacement of the facility. In addition, we may not be able to extend or replace the facility or similar terms or on terms acceptable to us.

We were in compliance with all covenants of the credit facility at December 31, 2004. As of December 31, 2004 we had open commitments under letters of credit of $2,022. As of December 31, 2004, $12,978 was available for borrowing under the credit facility.

One of our foreign subsidiaries maintains a credit facility for cash borrowings and letters of credit in the amount of $1,251. At December 31, 2004, $1,251 was available for borrowing under the facility.

Capital Expenditures

We anticipate capital expenditures to range between $3,500 to $4,000 in fiscal 2005. Of this amount, we expect to expend approximately $2,750 to $3,050 to expand and renovate our Peabody, Massachusetts facility, $600 to $750 on computer hardware and software and $150 to $200 to open two factory outlet stores.

Contractual Obligations

Below is a table which presents our contractual obligations and commitments at December 31, 2004.

                                                                     Payments due by period
                                            ------------------------------------------------------------------
                                                               Less            One         Three       More
        Contractual                                          than one       to three      to five      than
        Obligations                            Total           year           years        years    five years
        -----------                            -----           ----           -----        -----    ----------

Operating leases............................$   4,071       $   1,275      $  1,906     $    648     $   242
Capital leases..............................      213              69           138            6          --
Other long-term obligations (1).............    1,298           1,203            90            5          --
Purchase obligations (2)....................   20,355          20,355            --           --          --
                                            ---------       ---------      --------     --------     -------
Total contractual obligations...............$  25,937       $  22,902      $  2,134     $    659     $   242
                                            =========       =========      ========     ========     =======
_______________

(1) Other long-term obligations include athlete and event sponsorship and employment contracts with two key executives. The amounts included for athlete sponsorship represent base compensation and consist of $98 for less than one year and $40 for one to three years. Actual payments may be higher than the amounts included as these contracts provide for bonus payments to the athletes based upon athletic achievements in future periods. Maximum aggregate bonus payments to athletes are as follows: less than one year, $103 and one to three years, $85.

(2) Purchase order obligations consist of open purchase orders for sourced footwear and apparel and open purchase orders for U.S. operating expenses ordered in the normal course of business.


Off-Balance Sheet Arrangements

We had letters of credit outstanding of $2,022 at December 31, 2004 and $747 at January 2, 2004. All of the letters of credit were issued for the purchase of inventory. We had forward foreign exchange contracts of $8,570 at December 31, 2004 and $7,448 at January 2, 2004, all of which are due to settle within the next 12 months (see Note 20 to the consolidated financial statements included in Item 8 to this Annual Report Form 10-K).

                                                            Amounts
                                                           Committed
                                                       December 31, 2004
                                                       -----------------

          Letters of credit...............................$   2,022
          Forward foreign exchange contracts..............    8,570
                                                          ---------
          Total...........................................$  10,592
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

Overall Liquidity

Our liquidity is contingent upon a number of factors, principally our future operating results. Our liquidity fluctuates during the course of a fiscal year. For instance, we generally use cash from operations in the first quarter, due to working capital requirements, but generate cash from operations for the balance of the fiscal year. We believe that our current cash and cash equivalents, credit facilities and internally generated funds will be adequate to meet our working capital requirements and other operating expenses and to fund our capital investment needs and dividend payments for at least the next 12 months and for the foreseeable future. During fiscal 2004 we generated $12,580 in cash from operating cash flows due to our operating profit and an increase in accrued expenses and in accounts payable. In 2003, we generated $15,045 in cash from operating cash flows, due primarily to our operating profit, an increase in our accrued expenses and accounts payable.

As of December 31, 2004, we had $12,042 in cash, $20,694 in short-term investments, $22,484 in accounts receivable and $25,645 in inventories.

At December 31, 2004, we had $201 in capital lease obligations outstanding and had no borrowings outstanding and $14,229 available under our credit facilities. Our short-term liquidity could potentially be adversely impacted should demand for our products decline significantly, which, among other things, could result in extended payment terms for our customers and the increased use of price concessions to induce customers to purchase our products.

Inflation and Currency Risk

The effect of inflation on our results of operations over the past three years has been minimal. The impact of currency fluctuations on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. We are, however, subject to currency fluctuation risk with respect to the operating results of our foreign subsidiaries and foreign currency denominated payables. During fiscal 2004 the gross margins of our European and Canadian subsidiaries increased due to currency fluctuation. We have entered into forward foreign exchange contracts to minimize various transaction currency risks. We believe that our forward foreign currency contracts function as economic hedges of our cash flows and that our foreign exchange management program effectively minimizes various transaction currency risks.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements. We expect the adoption of this statement to have a negative effect on consolidated net income.

In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share entitled "Earnings per Share - an Amendment to FAS 128." The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on our results of operations or financial position for fiscal 2005 because the manufacturer's deduction is not available to us until fiscal year 2006. We are evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer, provided specified criteria are met. FSP 109-2 provides accounting and disclosure guidance with respect to this deduction. Until the Treasury Department or Congress provides additional clarifying guidance on key elements, the amount of foreign earnings to be repatriated by us, if any, cannot be determined; however, the presumption that such unremitted earnings will be repatriated cannot be overcome. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings.


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

Certain Factors That May Affect Future Results

We face intense competition

Competition is intense in the markets in which we sell our products. We compete with a large number of other companies, both domestic and foreign, several of which are large organizations with diversified product lines, well-known brands and financial, distribution and marketing resources substantially greater than ours. The principal competitors for our Saucony products are Nike, Asics and Brooks. The principal competitors of our Hind products are Nike, Adidas and Sugoi. We compete based on a variety of factors, including price, product style, durability and quality, product design and technical performance, brand image and awareness, marketing and promotion and the ability to meet delivery
commitments  to  retailers.   A  technological   breakthrough  or  marketing  or
promotional success by one of our competitors could adversely affect our competitive position and harm our business.


We depend on foreign suppliers

A number of manufacturers located in Asia, primarily in China, supply products to us. During fiscal 2004, one of our suppliers, located in China, accounted for approximately 33% of our total footwear purchases by dollar volume. We are subject to the usual risks of a business involving foreign suppliers, such as currency fluctuations, government regulation of fund transfers, export and import duties, import quotas, administrative trade cases, trade limitations imposed by the United States or foreign governments and political and labor instability, as well as potential disruptions in our supply chain due to transportation, geographic and other factors. There are a number of trade-related and other issues creating significant friction between the governments of the United States and China, and the imposition of punitive import duties on certain categories of Chinese products has been threatened in the past and may be implemented in the future. In addition, we have no long-term manufacturing agreements with our foreign suppliers and compete with other athletic shoe and apparel companies, including companies that are much larger than us, for access to production facilities.


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

Our quarterly results may fluctuate

Our revenues and quarterly operating results may vary significantly depending on a number of factors, including:

o        the timing and shipment of individual orders;
o        market acceptance of footwear and other products offered by us;
o        changes in our operating expenses;
o        personnel changes;
o        mix of products sold;
o        changes in product pricing;
o        costs of addressing environmental conditions;
o        general economic conditions; and,
o        weather.

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

We depend on key customers

Approximately 48% of our gross trade receivables balance was represented by 15 customers at December 31, 2004. We anticipate that our results of operations in any given period will depend to a significant extent upon sales to major customers. The loss of or a reduction in the level of sales to one or more major customers or the failure of a major customer to proceed with a large order or to timely pay us for a large order could materially reduce our sales.


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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates, which could affect our future results of operations and financial position. Our objective in managing our exposure to interest rates and foreign currency rate changes is to limit the impact of these changes on cash flows and earnings and to lower our overall borrowing costs. In order to achieve these objectives we identify the risks and manage them by adjusting fixed and variable rate debt positions and selectively hedging foreign currency risks. Borrowings under our credit facilities are based on floating rates, which would increase interest expense in an environment of rising interest rates. Our primary market risk is the risk of exposure to unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound Sterling and the Euro. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments that differ from our functional currency. We attempt to reduce foreign currency exchange risks by using financial instruments, including derivatives pursuant to our hedging policy. We enter into forward exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. We do not enter into forward exchange contracts for speculation or trading purposes. The purpose of our currency hedging activities is to protect our local subsidiaries' cash flows related to these commitments from fluctuations in currency exchange rates. Our forward exchange contracts principally hedge U.S. denominated transactions with our Canadian, Dutch and British subsidiaries. Generally these contracts have maturities that do not exceed one year. Our forward exchange contracts function as effective hedges of our underlying exposure; however, we are required to record changes in the fair value of these foreign currency contracts against earnings in the period of the change in other income and expense. We include all gains and losses related to foreign exchange contracts in cash flows from operating activities in our consolidated statement of cash flows. Our losses on forward exchange contracts in 2004 were $690 and in 2003 were $368. While we have a policy of selectively hedging foreign currency risks, this program may not fully insulate us against short-term fluctuations in financial results.


Foreign Exchange Risk

We conduct operations in various international countries, which exposes us to changes in foreign exchange rates. The financial results of our foreign subsidiaries may be materially impacted by exposure to fluctuating exchange rates. Reported sales and costs and expenses at our foreign subsidiaries, when translated into U.S. dollars for financial reporting purposes, can fluctuate due to exchange rate movement. While exchange rate fluctuations can have a material impact on reported revenues and earnings, this impact is principally the result of the translation effect and does not materially impact our short-term cash flows.

Currency Risk

In the ordinary course of business, we enter into forward foreign exchange contracts to hedge firm and anticipated intercompany purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. Our foreign subsidiaries footwear inventory purchases are denominated in U.S. dollars, which exposes us to changes in foreign exchange rates. The purpose of our currency hedging is to protect our local currency cash flows related to these commitments from fluctuations in foreign currency movements. Transactions covered by hedge contracts include intercompany payables. The principal currencies we hedge are the Canadian dollar, British Pound Sterling and Euro. The contracts have no cash requirements until maturity and we record them at fair value on our consolidated balance sheet. Credit risk is minimal as the foreign exchange contracts are with major banking institutions. The fair value of our forward exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward exchange contracts is the estimated amount that we would pay or receive upon termination of the contract, taking into account the change in the currency exchange rates. As of January 2, 2004, the fair value of our forward exchange contracts was $8,150, and as of January 3, 2003, the fair value of our forward exchange contracts was $7,028. We have calculated the effect of a 10% depreciation in the year-end currency exchange rates related to the forward exchange contracts as of January 2, 2004 and January 3, 2003. This depreciation would result in an increase in the unrealized losses on forward exchange contracts of approximately $781 at December 31, 2004 and $684 at January 2, 2004, which would materially affect our results of operations and financial position. The increase in the fair value of our forward exchange contracts at December 31, 2004, as compared to at January 2, 2004, was due primarily to the amount of foreign currency contracts held at December 31, 2004, compared with January 2, 2004. Unrealized losses on our forward exchange contracts resulting from changes in currency exchange rates will be partially offset by gains on the exposures being hedged. The calculations of the hypothetical 10% depreciation in the year-end exchange rates assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing on exchange rate for another and do not factor in any potential effects that changes in currency rates may have on the translation of the statement of income, sales volume and prices and on local currency costs.


Interest Risk

At December 31, 2004, we had $201 in capitalized lease obligations outstanding. We did not have any debt outstanding at January 2, 2004. At December 31, 2004, we had available unsecured committed lines of credit as sources for financing our working capital needs. Borrowings under these credit agreements bear interest at variable rates, which would subject us to credit based interest rate risks. We have also calculated the effect of a 10% depreciation in year end interest rates and have determined the effects to our results of operations and financial position to be immaterial. We are also subject to interest rate risks on our current cash, cash equivalents and short-term investments. We minimize credit risk associated with our short-term investments by using investment grade, highly liquid securities. We have classified all of our short-term investments as available for sale securities. Our short-term investments consist primarily of obligations of United States governmental agencies and state and municipal bonds with original maturities of 91 days to one year. Cash and cash equivalents include all short-term deposits with an original maturity of three months or less.

We do not expect to make any significant changes in our management of foreign currency or interest rate exposures or in the strategies we employ to manage these exposures in the foreseeable future.


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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

We are not including in this Annual Report on Form 10-K at this time "Management's annual report on internal control over financial reporting", required by Item 308(a) of Regulation S-K, and the related "Attestation report of the registered public accounting firm", required by Item 308(b) of Regulation S-K, as permitted by paragraph (b) of the conditions of the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754, November 30, 2004). We expect to file the management report and the attestation report described above by amendment to this Annual Report on Form 10-K not later than May 2, 2005, in accordance with paragraph (e) of the conditions of Release No. 34-50754 and applicable SEC rules.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant." The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the caption, "Election of Directors," and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated in this Annual Report on Form 10-K by reference.

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


ITEM 11 - EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the captions, "Compensation of Executive Officers" and "Election of Directors--Compensation of Directors," and is incorporated in this Annual Report on Form 10-K by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the caption, "Stock Ownership of Certain Beneficial Owners and Management," and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the caption, "Compensation of Executive Officers--Equity Compensation Plan Information," and is incorporated in this Annual Report on Form 10-K by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the captions, "Compensation of Executive Officers--Other Executive Compensation," "--Employment Contracts" and "--Related Party Transactions," and is incorporated in this Annual Report on Form 10-K by reference.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  information  required to be disclosed by this Item pursuant to Item 9(e) of
Schedule 14A will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the caption, "Ratification of Appointment of Independent Auditors--Independent Auditor's Fees," and "--Pre-Approval Policy and Procedures," and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)1. Index to Consolidated Financial Statements

     The following  consolidated  financial statements of Saucony,  Inc. and its
     subsidiaries  are  included  in  this  report  immediately   following  the
     signature page:

          -    Report  of  Independent   Registered  Public  Accounting  Firm  -
               Deloitte & Touche LLP

          -    Consolidated  balance  sheets at December 31, 2004 and January 2,
               2004

          - Consolidated statements of income for the years ended December 31, 2004, January 2, 2004 and January 3, 2003

          - Consolidated statements of stockholders' equity for the years ended December 31, 2004, January 2, 2004 and January 3, 2003

          - Consolidated statements of cash flows for the years ended December 31, 2004, January 2, 2004, and January 3, 2003 - Notes to the Consolidated Financial Statements


          2.   Index to Consolidated Financial Statement Schedules

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

Date:    March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                                                     CAPACITY                            DATE
------------------                                 ------------------------------------        --------------

/s/ John H. Fisher                                 Chairman of the Board,                      March 16, 2005
John H. Fisher                                     President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

/s/ Charles A. Gottesman                           Vice Chairman of the Board,                 March 16, 2005
Charles A. Gottesman                               and Executive Vice President,
                                                   Business Development

/s/ Michael Umana                                  Executive Vice President,                   March 16, 2005
Michael Umana                                      Chief Operating and Financial Officer
                                                   (Principal Financial Officer)

/s/ Roger P. Deschenes                             Vice President, Controller and              March 16, 2005
Roger P. Deschenes                                 Chief Accounting Officer
                                                   (Principal Accounting Officer)

/s/ Jonathan O.  Lee                               Director                                    March 16, 2005
Jonathan O. Lee

/s/ Robert J. LeFort, Jr.                          Director                                    March 16, 2005
Robert J. LeFort, Jr.

/s/ John J. Neuhauser                              Director                                    March 16, 2005
John J. Neuhauser


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Saucony, Inc.
Peabody, Massachusetts

We have audited the accompanying consolidated balance sheets of Saucony, Inc. and subsidiaries (the "Company") as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Saucony, Inc. and subsidiaries as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2005






                                          SAUCONY, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                    AS OF DECEMBER 31, 2004 AND JANUARY 2, 2004

                                (in thousands, except share and per share amounts)

                                                      ASSETS

                                                                                       December 31,    January 2,
                                                                                           2004           2004
                                                                                           ----           ----
Current assets:
   Cash and cash equivalents...........................................................$   12,042      $  41,781
   Short-term investments .............................................................    20,694          5,788
   Accounts receivable, net of allowance for doubtful accounts
     and discounts (2004,$1,181; 2003,$1,108)..........................................    22,485         19,167
   Inventories ........................................................................    25,645         22,421
   Deferred income taxes...............................................................     2,455          2,126
   Prepaid expenses and other current assets...........................................     1,316          1,518
                                                                                       ----------      ---------
     Total current assets..............................................................    84,637         92,801
                                                                                       ----------      ---------

Property, plant and equipment, net ....................................................     9,570          6,201
                                                                                       ----------      ---------

Other assets:
   Goodwill............................................................................       912            912
   Deferred charges, net...............................................................        91            124
   Other ..............................................................................     1,047            650
                                                                                       ----------      ---------
     Total other assets................................................................$    2,050      $   1,686
                                                                                       ==========      =========

Total assets...........................................................................$   96,257      $ 100,688
                                                                                       ==========      =========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capitalized lease obligations....................................$       63      $      --
   Accounts payable....................................................................    10,484          9,259
   Accrued expenses and other current liabilities......................................    11,249          9,733
   Environmental accrual...............................................................     2,275             --
                                                                                       ----------      ---------
       Total current liabilities.......................................................    24,071         18,992
                                                                                       ----------      ---------

Long-term obligations:
   Capitalized lease obligations, net of current portion...............................       138             --
   Other...............................................................................       932            520
   Deferred income taxes...............................................................     1,964          1,802
                                                                                       ----------      ---------
       Total long-term obligations.....................................................     3,034          2,322
                                                                                       ----------      ---------

Commitments and contingencies

Minority interest in consolidated subsidiary...........................................       461            320
                                                                                       ----------      ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized 500,000 shares; none issued..        --             --
   Common stock:
     Class A, $.333 par value per share; authorized 20,000,000 shares
       (issued 2004, 2,520,647 and 2003, 2,711,129)....................................       840            904
     Class B, $.333 par value per share; authorized 20,000,000 shares
       (issued 2004, 4,094,445 and 2003, 4,210,560)....................................     1,365          1,403
   Additional paid-in capital..........................................................    18,049         19,010
   Retained earnings...................................................................    46,693         63,655
   Accumulated other comprehensive income..............................................     1,744            505
   Common stock held in treasury, at cost
     (January 2, 2004, Class A, 190,480, Class B, 582,326).............................        --         (6,423)
                                                                                       ----------      ---------
       Total stockholders' equity......................................................    68,691         79,054
                                                                                       ----------      ---------
Total liabilities and stockholders' equity.............................................$   96,257      $ 100,688
                                                                                       ==========      =========

              The accompanying notes are an integral part of these consolidated financial statements

                                          SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003

                                     (in thousands, except per share amounts)


                                                                            2004           2003          2002
                                                                            ----           ----          ----

Net sales................................................................$  166,152    $  136,066    $  133,196
Other revenue............................................................       524           379           303
                                                                         ----------    ----------    ----------
Total revenue............................................................   166,676       136,445       133,499
                                                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sales.........................................................    98,209        83,613        87,350
   Selling expenses......................................................    21,695        18,574        17,790
   General and administrative expenses...................................    26,320        21,625        19,488
   Environmental charge..................................................     2,275            --            --
   Plant closing and other credits ......................................        --           (35)          (72)
   Gain on sale of former manufacturing facility.........................        --          (329)           --
                                                                         ----------    ----------    ----------
   Total costs and expenses..............................................   148,499       123,448       124,556
                                                                         ----------    ----------    ----------
Operating income.........................................................    18,177        12,997         8,943
Non-operating income (expense):
   Interest income.......................................................       314           245           332
   Interest expense......................................................        (8)           (5)           (5)
   Foreign currency (losses) gains.......................................      (734)          288            20
   Other.................................................................        10            49            (9)
                                                                         ----------    ----------    ----------
Income before income taxes and minority interest.........................    17,759        13,574         9,281
Provision for income taxes...............................................     7,237         4,940         3,865
Minority interest in income of consolidated subsidiary...................       104           146           173
                                                                         ----------    ----------    ----------
Net income...............................................................    10,418         8,488         5,243
                                                                         ==========    ==========    ==========


Earnings per share:
   Basic:
     Class A common stock................................................$     1.51    $     1.31    $     0.81
                                                                         ==========    ==========    ==========
     Class B common stock................................................$     1.66    $     1.44    $     0.89
                                                                         ==========    ==========    ==========
   Diluted:
     Class A common stock................................................$     1.38    $     1.26    $     0.80
                                                                         ==========    ==========    ==========
     Class B common stock................................................$     1.52    $     1.38    $     0.88
                                                                         ==========    ==========    ==========

Weighted-average shares outstanding:
   Basic:
     Class A common stock................................................     2,521         2,521         2,563
     Class B common stock................................................     3,972         3,583         3,544
                                                                         ----------    ----------    ----------
     Total...............................................................     6,493         6,104         6,107
                                                                         ==========    ==========    ==========
   Diluted:
     Class A common stock................................................     2,521         2,521         2,563
     Class B common stock................................................     4,559         3,850         3,623
                                                                         ----------    ----------    ----------
     Total...............................................................     7,080         6,371         6,186
                                                                         ==========    ==========    ==========

Cash dividends per share of common stock:
   Class A common stock..................................................$   4.200     $    0.120    $    0.000
                                                                         =========     ==========    ==========
   Class B common stock..................................................$   4.220     $    0.132    $    0.000
                                                                         =========     ==========    ==========


              The accompanying notes are an integral part of these consolidated financial statements


                                                 SAUCONY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003

                                              (in thousands, except share amounts)

                                                                       Additional
                                                       Common Stock      Paid-in   Retained      Treasury Stock
                                                     Class A   Class B   Capital   Earnings    Shares     Amount
                                                     -------   -------   -------   --------    ------     ------

Balance, January 4, 2002.............................$  904   $ 1,346   $ 17,398   $50,702     665,976    $(5,417)

Issuance of 68,944 shares of common stock upon
   exercise of stock options and the employee
   stock purchase plan...............................    --        23        306        --         --         --
Stock compensation on stock warrants.................    --        --         44        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Tax benefit related to stock options.................    --        --         21        --         --         --
Repurchase of 94,830 shares of common stock,
   at cost...........................................    --        --         --        --     94,830       (880)
Interest income on notes receivable..................    --        --         --        --         --         --
Payment of principal and interest on notes
   receivable........................................    --        --         --        --         --         --
Net income...........................................    --        --         --     5,243         --         --
Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------    -------    -------

Balance, January 3, 2003.............................$  904   $ 1,369   $ 17,769   $55,945    760,806    $(6,297)

Issuance of 104,217 shares of common stock upon
   exercise of stock options and the employee
   stock purchase plan...............................    --        34        610        --         --         --
Stock compensation on stock warrants.................    --        --        469        --         --         --
Amortization of unearned compensation................    --        --         --        --         --         --
Tax benefit related to stock options.................    --        --        162        --         --         --
Repurchase of 12,000 shares of common stock,
   at cost...........................................    --        --         --        --     12,000       (126)
Net income...........................................    --        --         --     8,488         --         --
Dividends ...........................................    --        --         --      (778)        --         --
Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------    -------    -------

Balance, January 2, 2004.............................$  904   $ 1,403   $ 19,010   $63,655    772,806    $(6,423)

Issuance of 423,179 shares of common stock upon
   exercise of stock options and the employee
   stock purchase plan...............................    --       141      3,615        --         --         --
Issuance of 50,250 shares of common stock upon
   exercise of warrants..............................    --        17        335        --         --         --
Treasury stock retirement............................   (64)     (196)    (6,305)       --    (780,024)    6,565
Tax benefit related to stock options.................    --        --      1,394        --         --         --
Repurchase of 7,218 shares of common stock,
   at cost...........................................    --        --         --        --      7,218       (142)
Net income...........................................    --        --         --    10,418         --         --
Dividends ...........................................    --        --         --   (27,380)        --         --
Foreign currency translation adjustments.............    --        --         --        --         --         --
                                                     ------   -------   --------   -------     ------     ------

Balance, December 31, 2004...........................$  840   $ 1,365   $ 18,049   $46,693     $   --     $   --
                                                     ======   =======   ========   =======     ======     ======


                  The accompanying notes are an integral part of these consolidated financial statements

                                              SAUCONY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
                     FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003

                                           (in thousands, except share amounts)

                                                                              Accumulated
                                                                                 Other         Total
                                                     Note        Unearned    Comprehensive Stockholders' Comprehensive
                                                  Receivable   Compensation  Income (Loss)    Equity     Income (Loss)
                                                  ----------   ------------  -------------    ------     -------------


Balance, January 4, 2002...........................$  (303)     $  (167)      $(1,301)       $63,162       $ (1,449)

Issuance of 68,944 shares of common stock upon
   exercise of stock options and the employee
   stock purchase plan.............................     --           --            --            329             --
Stock compensation on stock warrants...............     --           --            --             44             --
Amortization of unearned compensation..............     --           43            --             43             --
Tax benefit related to stock options...............     --           --            --             21             --
Repurchase of 94,830 shares of common stock,
   at cost.........................................     --           --            --           (880)            --
Interest income on note receivable.................     (9)          --            --             (9)            --
Payment of principal and interest on
   notes receivable................................    312           --            --            312             --
Net income.........................................     --           --            --          5,243          5,243
Foreign currency translation adjustments ..........     --           --           431            431            431
                                                   -------      -------       -------        -------       --------

Balance, January 3, 2003...........................$    --      $  (124)      $  (870)       $68,696       $  5,674


Issuance of 104,217 shares of common stock upon
   exercise of stock options and the employee
   stock purchase plan.............................     --           --            --            644             --
Stock compensation on stock warrants...............     --           --            --            469             --
Amortization of unearned compensation..............     --          124            --            124             --
Tax benefit related to stock options...............     --           --            --            162             --
Repurchase of 12,000 shares of common stock,
   at cost.........................................     --           --            --           (126)            --
Net income.........................................     --           --            --          8,488          8,488
Dividends..........................................     --           --            --           (778)            --
Foreign currency translation adjustments ..........     --           --         1,375          1,375          1,375
                                                   -------      -------       -------        -------       --------

Balance, January 2, 2004...........................$    --      $    --       $   505        $79,054       $  9,863

Issuance of 423,179 shares of common stock upon
   exercise of stock options and the employee
   stock purchase plan.............................     --           --            --          3,756             --
Issuance of 50,250 shares of common stock upon
   exercise of warrants............................     --           --            --            352             --
Treasury stock retirement..........................     --           --            --             --             --
Tax benefit related to stock options...............     --           --            --          1,394             --
Repurchase of 7,218 shares of common stock,
   at cost.........................................     --           --            --           (142)            --
Net income.........................................     --           --            --         10,418         10,418
Dividends .........................................     --           --            --        (27,380)            --
Foreign currency translation adjustments...........     --           --         1,239          1,239          1,239
                                                   -------      -------       -------        -------      ---------

Balance, December 31, 2004.........................$    --      $    --       $ 1,744        $68,691       $ 11,657
                                                   =======      =======       =======        =======       ========

                  The accompanying notes are an integral part of these consolidated financial statements




                                              SAUCONY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003

                                                  (in thousands)


                                                                              2004           2003           2002
                                                                              ----           ----           ----

Cash flows from operations:
   Net income .............................................................$  10,418      $   8,488       $  5,243
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Plant closing and other credits ......................................       --            (35)          (123)
     Depreciation and amortization.........................................    1,534          1,337          1,597
     Provision for bad debt and discounts..................................    6,014          5,019          4,752
     Environmental charge..................................................    2,275             --             --
     Deferred income tax (benefit) provision...............................     (167)          (267)            91
     Compensation from stock grants and options............................       --            593             87
     Tax benefit from stock options........................................    1,394            162             --
     Litigation settlement benefit.........................................       --           (566)            --
     Minority interest in income of consolidated subsidiaries..............      104            146            173
     Gain on sale of former manufacturing facility.........................       --           (329)            --
     Other.................................................................       (8)             3            (20)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
   Accounts receivable.....................................................   (9,028)        (7,528)        (5,374)
   Inventories.............................................................   (2,702)         6,163          1,848
   Prepaid expenses and other current assets...............................      218           (225)            45
Increase (decrease) in liabilities:
   Accounts payable........................................................    1,179            638          1,862
   Accrued expenses........................................................    1,009          1,567          1,295
   Income taxes............................................................      340           (121)         1,754
                                                                           ---------       --------       --------
Total adjustments..........................................................    2,162          6,557          7,987
                                                                           ---------       --------       --------
Net cash provided by operating activities..................................   12,580         15,045         13,230
                                                                           ---------       --------       --------

Cash flows from investing activities:
   Purchases of property, plant and equipment..............................   (4,541)        (1,667)          (777)
   Change in deposits and other............................................      (58)          (159)           193
   Purchases of short-term investments.....................................  (31,648)        (5,769)            --
   Sales of short-term investments.........................................   16,699             --             --
   Proceeds from the sale of property, plant and equipment.................       28            686             90
   Share purchase - Saucony Canada, Inc....................................       --           (547)            --
   Proceeds from the sale of marketable securities.........................       --             --            197
                                                                           ---------        -------        --------
Net cash used by investing activities......................................  (19,520)        (7,456)          (297)
                                                                           ---------        -------        --------

Cash flows from financing activities:
   Repayment of long-term debt and capital lease obligations...............      (59)            --            (88)
   Common stock repurchased................................................       --           (126)          (880)
   Issuances of common stock, stock option exercises.......................    3,614            644            329
   Issuances of common stock, warrant exercises............................      352             --             --
   Dividends on common stock...............................................  (27,289)          (518)            --
   Debt financing costs....................................................       --             --            (87)
   Receipt of payment on notes receivable..................................       --             --            312
Net cash used by financing activities......................................  (23,382)            --           (414)
                                                                           ---------      ---------      ---------
Effect of exchange rate changes on cash and cash equivalents...............      583           (291)          (263)
                                                                           ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents.......................  (29,739)         7,298         12,256
Cash and cash equivalents at beginning of period...........................   41,781         34,483         22,227
                                                                           ---------      ---------      ---------
Cash and cash equivalents at end of period.................................$  12,042      $  41,781      $  34,483
                                                                           =========      =========      =========


              The accompanying notes are an integral part of these consolidated financial statements


                         SAUCONY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   For the Years Ended December 31, 2004, January 2, 2004 and January 3, 2003

     (in thousands, except percentages, employee data and per share amounts)


1.   Summary of Significant Accounting Policies
--   ------------------------------------------

     Business Activity
     -----------------

     The Company designs, develops and markets performance-oriented athletic footwear, athletic apparel and casual leather footwear. The Company markets its products principally to domestic and international retailers and distributors.

     Reporting Period
     ----------------

     The Company's fiscal year ends on the first Friday falling on or after December 31, resulting in fiscal years of 52 or 53 weeks. The consolidated financial statements and notes for 2004, 2003 and 2002 represent the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively. There were 52 weeks in each of fiscal 2004, fiscal 2003 and fiscal 2002.

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

     Revenue Recognition
     -------------------

     Revenue is recognized from product sales when title passes and all the rewards and risk of loss have been transferred and all the criteria for revenue recognition described in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", are met. Sales and related costs of sales are recognized upon shipment when title and all the rewards and risks of loss have been transferred to the buyer, there are no uncertainties regarding acceptance, there exists persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is reasonably assured. Title passes upon shipment or upon receipt by the customer. Retail store revenues are recorded at the time of sale. Royalty revenue is recognized as earned for the terms of our license agreements.

     The Company records a provision for defective product returns and other allowances related to current period product revenue based upon past experience and the receipt of notification of pending returns.

     Co-operative Advertising
     ------------------------

     The Company engages in cooperative advertising programs with retailers whereby retailers receive reimbursement for the cost of advertising and promoting the Company's products. In accordance with Emerging Issues Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", cooperative advertising costs are accounted for as a selling expense provided that the cooperative advertising costs meet the requirements defined in EITF 01-09. EITF 01-09 requires the Company to account for consideration given to a retailer as a reduction of revenue unless the Company receives an identifiable benefit, which is separable from the retailer's original purchase, in exchange for the consideration and can reasonably estimate the fair value of this benefit and receives documentation from the retailer to support the amounts spent. For the arrangements that do not meet these requirements, the cooperative advertising costs are accounted for as a reduction of net sales. During fiscal 2004, 2003 and 2002 the Company recorded $1,105, $1,160 and $1,469 respectively, of cooperative advertising expense in selling expenses and recorded $738, $303 and $0, respectively of cooperative advertising as a reduction of net sales. As of December 31, 2004 and January 2, 2004, the Company accrued $1,281 and $1,002, respectively, for cooperative advertising not reimbursed to retailers.

     Volume Incentive Rebate Programs
     --------------------------------

     The Company provides volume incentive rebates to certain retailers. Retailers receive a volume incentive rebate equal to a specified percentage of shipments to the retailer provided that the retailer achieves a cumulative level of revenue transactions with the Company. In accordance with EITF Issue 01-09, the Company recognizes the rebate obligation as a reduction of net sales based on a systematic and rational allocation of the cost of honoring the rebates earned and claimed to each of the underlying revenue transactions that results in progress by the retailer toward earning the rebate. During fiscal 2004 and 2003 the Company recorded $1,442 and $522, respectively of volume incentive rebates as reduction of net sales. As of December 31, 2004 and January 2, 2004, our volume incentive rebate reserves totaled $843 and $442, respectively. The Company did not provide volume incentive rebates in fiscal 2002.

     Vendor Allowances
     -----------------

     The Company receives funds from footwear manufacturers associated with volume purchase rebates. The allowances have underlying contractual commitments and are recognized by the Company as they are earned. In accordance with EITF Issue 02-16, vendor allowances are earned as related inventory is sold and over the contractual term of the allowance. The Company recognizes vendor allowances as a reduction in cost of sales. During fiscal 2004 and 2003, the Company recorded $639 and $60, respectively, of vendor allowances as a reduction of cost of goods sold.

     Shipping and Handling Revenues and Expenses
     -------------------------------------------

     Shipping and handling costs are accounted for in accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Amounts billed to customers for shipping and handling are recorded in net sales and the related costs are included in cost of sales.

     Revenues of $1,363, $1,196 and $1,117 from customers for shipping and handling are included in net sales in the accompanying consolidated statements of income for fiscal year 2004, 2003 and 2002, respectively. Related costs of $1,280, $1,055 and $1,059 are included in cost of sales for fiscal year 2004, 2003, and 2002, respectively.

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents include all short-term deposits with an original maturity of three months or less.

     Short-Term Investments
     ----------------------

     Short-term investments consist primarily of obligations of United States governmental agencies, state and municipal bonds, and commercial paper with original maturities of 91 days to one year. The securities are classified as available for sale securities, which are carried at fair value based upon the quoted market prices of those investments at December 31, 2004. Net realized gains and losses are included in the determination of net income and are reported in non-operating income.

     Inventories
     -----------

     Inventories include materials, labor and overhead and are stated at lower of cost or market. Cost is determined using the first-in, first-out "FIFO" method. Inventories are regularly reviewed and, where necessary, provisions to reduce the inventory to its estimated net realizable value are recorded based on the Company's forecast of product demand, selling price and market conditions.

     Property, Plant and Equipment
     -----------------------------

     Land, buildings and equipment, including significant improvements to existing facilities, are recorded at cost. The assets are depreciated over their estimated useful lives or lease terms, if shorter, using the straight-line method. The estimated useful lives of the assets are: 33 years for buildings, 15 years for building improvements and three to fifteen years for machinery and equipment. Major additions and betterments are capitalized. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are removed from the accounts. Gains or losses resulting from the retirement or disposition of property, plant and equipment are included in income from operations.

     Deferred Charges
     ----------------

     Deferred charges consist primarily of acquired software licenses, trademarks and debt financing costs. Software licenses and trademarks are amortized over five years. Debt financing costs are amortized over the two year term of the financing agreement, using the effective interest rate method.

     Deferred charges are amortized over their estimated useful lives which range from two to five years. The Company has recorded no intangible assets with indefinite lives other than goodwill. The Company reviews deferred charges when indications of potential impairment exist, such as a significant reduction in cash flows associated with the assets. Deferred charges as of December 31, 2004 and January 2, 2004 are as follows:

                                                          2004                                   2003
                                                       Accumulated                             Accumulated
                                             Cost     Amortization     Net            Cost    Amortization     Net
                                             ----     ------------     ---            ----    ------------     ---


          Software licenses................$  1,135    $  (1,057)    $   78         $  1,060    $    (992)   $    68
          Capitalized debt
             financing costs...............      87          (87)        --               87          (76)        11
          Other............................     444         (431)        13              444         (399)        45
                                           --------    ---------     ------         --------    ---------    -------
          Total............................$  1,666    $  (1,575)    $   91         $  1,591    $  (1,467)   $   124
                                           ========    =========     ======         ========    =========    =======


     Amortization of deferred charges was $108, $149 and $117, respectively, in fiscal 2004, fiscal 2003 and fiscal 2002.

     The estimated future amortization expense of deferred charges is as follows:

                2005................................$    44
                2006................................     16
                2007................................     15
                2008................................     15
                2009 and thereafter.................      1
                                                    -------
                Total...............................$    91
                                                    =======

     Goodwill
     --------

     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business.

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142), on January 5, 2002. Under SFAS 142, the amortization of goodwill ceased and the Company assesses the realizability of this asset annually and whenever events or changes in circumstances indicate that it may be impaired. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows.

     The Company completed annual tests for impairment at December 31, 2004 and January 2, 2004 and determined that goodwill was not impaired.

     Cost of Sales
     -------------

     Cost of sales includes costs related to the manufacture of the Company's products including the product costs, import duties, inbound freight costs, receiving, inspection, procurement, production planning, operations management, warehousing costs, freight to customers, internal transfer freight costs and other distribution costs.

     Selling Expenses
     ----------------

     Selling expenses include advertising costs, sales commissions, sales and marketing administration costs (including payroll and related benefits), product samples, travel and entertainment related expenses, athlete sponsorship costs, cooperative advertising programs, account specific promotion costs and costs to participate at expositions and trade shows, public relations, product literature, package design expense and market research costs.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses include administration payroll costs and related benefits, depreciation and amortization, insurance, professional and other consulting fees, legal fees, bad debt expense and costs related to temporary administrative staff.

     Retail Store Construction Allowances and Pre-operating Costs
     ------------------------------------------------------------

     Commencing in fiscal 2004 construction allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the original lease term. Prior years have not been restated due to its immateriality. The Company expenses all of the costs that are incurred prior to the opening of new retail stores as they occur.

     Income Taxes
     ------------

     Income taxes are provided for the amount of taxes payable or refundable in the current year and for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. As a result of recognition and measurement differences between tax laws and financial accounting standards, temporary differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amount in the financial statements. The deferred tax assets and liabilities reported as of December 31, 2004 and January 2, 2004 reflect the estimated future tax effects attributable to temporary differences and carryforwards based on the provisions of enacted tax law. See Note 14 for further discussion on income taxes.

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

     Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are presented. See Note 12 for the calculation of basic and diluted earnings per share under the two-class method.

     Comprehensive Income
     --------------------

     Comprehensive income encompasses net income and other components of comprehensive income that are excluded from net income under U.S. generally accepted accounting principles, comprising items previously reported directly in shareholders' equity.

     The financial statements of the Company's foreign subsidiaries are measured using the current rate method. Under the current rate method, assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative foreign currency translation adjustments have been recorded in Accumulated Other Comprehensive Income (Loss), a component of shareholders' equity. Foreign currency translation adjustments amounted to $1,239 and $1,375, respectively, for 2004 and 2003. Losses from foreign currency translation adjustments amounted to $431 in 2002 and is recorded in Accumulated Other Comprehensive Income (Loss).

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

     Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards, consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share in 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below. Pro forma net income available to the Company's common shareholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, pro forma earnings per share for each class of common stock is determined according to dividends declared.

     Pro forma net income allocated to Class A common stockholders and Class B common shareholders and the calculation of pro forma basic and diluted earnings per share are as follows:

                                                   2004                       2003                     2002
                                                   ----                       ----                     ----
                                              Basic      Diluted        Basic      Diluted        Basic      Diluted
                                              -----      -------        -----      -------        -----      -------
       Net income:
       As reported.........................$ 10,418    $ 10,418       $ 8,488     $ 8,488       $  5,243    $  5,243
       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax
        benefit............................      --          --            23          23             26          26
       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all awards,
        net of related tax benefit.........  (1,400)     (1,400)       (1,161)     (1,161)          (710)       (710)
                                             ======      ======        ======      ======           ====        ====
       Pro forma net income ...............   9,018       9,018       $ 7,350     $ 7,350       $  4,559    $  4,559
                                              =====       =====       =======     =======       ========    ========


       Pro forma net income allocated:
         Class A common stock..............$  3,301    $  3,021       $ 2,868     $ 2,743       $  1,808    $  1,784
         Class B common stock..............   5,717       5,997         4,482       4,607          2,751       2,775
                                              -----       -----         -----       -----          -----       -----
                                           $  9,018    $  9,018       $ 7,350     $ 7,350       $  4,559    $  4,559
                                           ========    ========       =======     =======       ========    ========

       Pro forma earnings per share:
       Class A common stock
       As reported.........................$   1.51    $   1.38       $  1.31     $  1.26       $   0.81    $  0.80
       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax..    0.00        0.00          0.00        0.00           0.00       0.00
       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all awards,
        net of related tax benefit.........   (0.20)      (0.19)        (0.17)      (0.17)         (0.10)     (0.10)
                                              -----       -----         -----       -----          -----      -----
       Pro forma net income
        per share..........................$   1.31    $   1.19       $  1.14     $  1.09       $   0.71    $  0.70
                                           ========    ========       =======     =======       ========    =======

       Class B common stock
       As reported.........................$   1.66    $   1.52       $  1.44     $   1.38      $  0.89     $  0.88
       Add:   Stock-based compensation
        expense included in reported net
        income (loss), net of related tax..    0.00        0.00          0.00         0.00         0.00        0.00
       Less:  Total stock-based compensation
        expense determined under the fair
        value based method for all awards,
        net of related tax benefit.........   (0.22)      (0.20)        (0.19)       (0.18)       (0.11)      (0.11)
                                              -----       -----         -----        -----        -----       -----
       Pro forma net income (loss)
        per share..........................$   1.44    $   1.32       $  1.25     $   1.20      $  0.78     $  0.77
                                           ========    ========       =======     ========      =======     =======

     See Note 13 for the weighted-average assumptions incorporated into the Black-Scholes option-pricing model, used to calculate the fair value stock-based employee compensation.

     Derivative Instruments and Hedging Activities

     The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 defines the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 133 requires that all derivatives must be recognized on the balance sheet at fair value.

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

     From time to time, the Company enters into forward foreign currency exchange contracts to hedge certain foreign currency denominated payables. Gains or losses on forward contracts which do not qualify for special hedge accounting are recorded in current earnings in other non-operating income or expense. Gains and losses that qualify for special hedge accounting are recorded in "Accumulated Other Comprehensive Income (Loss)" in the statement of shareholders' equity.

     Advertising and Promotion
     -------------------------

     Advertising and promotion costs, including print media production costs, are expensed as incurred. Advertising and promotion expense amounted to $8,741, $7,308 and $7,313 for 2004, 2003 and 2002, respectively.

     Impairment Accounting
     ---------------------

     The Company reviews the recoverability of its long-lived assets (property, plant and equipment and deferred charges) when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. This review is based on the Company's ability to recover the carrying value of the assets from expected undiscounted future cash flows. If an impairment is indicated, the Company measures the loss based on the fair value of the asset using various valuation techniques. If an impairment exists, the amount of the loss will be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change. During fiscal 2004 and 2003 we determined that certain of our factory outlet division assets were impaired and resulted in a charge of $15, each fiscal year, to reduce the assets to their estimated realizable value.

     Research and Development Expenses
     ---------------------------------

     Expenditures for research and development of products are expensed as incurred. Research and development expenses amounted to approximately $1,956, $1,673 and $1,611 for 2004, 2003 and 2002, respectively.

     Environmental Accrual
     ---------------------

     The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with SoP 96-1, "Environmental Remediation Liabilities (Including Auditing Guidance)". Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when the Company learns what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SoP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on Company property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value.

     Related Party Transactions
     --------------------------

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

     Recent Accounting Pronouncements
     --------------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4 "SFAS 151". SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" "SFAS 123R". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. The adoption of this statement is expected to have a negative effect on consolidated net income.

     In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled "Earnings per Share - an Amendment to FAS 128." The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

     The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer, provided specific criteria are met. FSP 109-2 provides accounting and disclosure guidance with respect to this deduction. Until the Treasury Department or Congress provides additional clarifying guidance on key elements with respect to this deduction, the amount of foreign earnings to be repatriated by the Company, if any, cannot be determined; however, the presumption that such unremitted earnings will be repatriated cannot be overcome. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings.


2.   Short-Term Investments
--   ----------------------

     As of December 31, 2004, the Company's holdings in short-term investments consisted primarily of obligations of United States governmental agencies, state and municipal bonds, and commercial paper with original maturities of 91 days to one year, which are classified as available for sale securities.

     The following table summarizes the fair market value and cost of short-term investments as of December 31, 2004 and January 2, 2004:

                                                      2004                                      2003
                                   ---------------------------------------       ---------------------------------
                                       Fair                                        Fair
                                      Market                         Gain         Market                     Gain
                                       Value          Cost          (Loss)         Value        Cost        (Loss)
                                       -----          ----          ------         -----        ----        ------

       U.S. government and
         agencies...................$  11,829      $   11,805      $    24       $ 4,988      $ 4,969       $    19
       State and municipal
         governments................    8,638           8,682          (44)           --           --            --
       U.S. corporate...............      227             231           (4)          800          800            --
                                    ---------      ----------      -------       -------      -------       -------
       Total........................$  20,694      $   20,718      $   (24)      $ 5,788      $ 5,769       $    19
                                    =========      ==========      =======       =======      =======       =======


     Included in the determination of net income for the year ended December 31, 2004 were net realized losses of $48 and for the year ended January 2, 2004, realized gains of $74.


3.   Inventories

     Inventories at December 31, 2004 and January 2, 2004 consisted of the following:

                                                 2004                  2003
                                                 ----                  ----

         Finished goods.......................$  25,503            $   22,322
         Raw materials and supplies...........      142                    34
         Work-in-process......................       --                    65
                                              ---------            ----------
         Total................................$  25,645            $   22,421
                                              =========            ==========


4.   Property, Plant and Equipment

     Major classes of property, plant and equipment at December 31, 2004 and January 2, 2004 were as follows: 2004 2003

          Land and improvements................$     695            $      494
          Buildings and improvements...........    8,798                 6,068
          Machinery and equipment..............   13,441                11,796
          Leasehold improvements...............      845                   719
                                                     ---                   ---
                                               $  23,779            $   19,077
                                               =========            ==========
          Less accumulated depreciation
          and amortization.....................  (14,546)              (13,352)
                                                --------               --------
                                                   9,233                 5,725
          Construction in progress.............      337                   476
                                                     ---                   ---
          Total................................$   9,570            $    6,201
                                               =========            ==========

5.   Accrued Expenses
--   ----------------

     Accrued expenses at December 31, 2004 and January 2, 2004 consisted of the following:

                                                          2004           2003
                                                          ----           ----

       Payroll and incentive compensation..............$   2,620     $   3,244
       Income taxes....................................    1,228           856
       Inventory freight and duty......................    2,191           891
       Professional fees...............................      857           316
       Sales commissions...............................      333           370
       Selling and advertising.........................      105           356
       Dividends.......................................      351           260
       Forward contracts - fair value adjustment.......      420           420
       Other...........................................    3,144         3,020
                                                           -----         -----
       Total...........................................$  11,249     $   9,733
                                                       =========     =========

6.   Capital Lease Obligations
--   -------------------------

     The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

              2005....................................................$   69
              2006....................................................    69
              2007....................................................    69
              2008....................................................     6
              2009 and thereafter.....................................    --
                                                                      ------
              Total minimum lease payments............................   213
              Less amounts representing interest......................    12
                                                                      ------
              Present value of minimum lease payments.................   201
              Less current portion....................................    63
                                                                      ------
              Long-term portion.......................................$  138
                                                                      ======

7.   Employee Retirement Plans
--   -------------------------

     The Company has maintained a qualified retirement savings plan "401(k) Plan" since 1991. All United States employees of the Company who meet the minimum age and service requirements are eligible to participate in the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan equal to a certain percentage of the participating employees' contributions, subject to the limitations imposed by the 401(k) Plan and the Internal Revenue Code. The Company's contributions amounted to $232, $197 and $155 for 2004, 2003 and 2002, respectively.

     The Company has a deferred compensation plan "DCP" to provide key executives and highly compensated employees with supplemental retirement benefits. This plan allowed these employees to defer a portion of their salary and bonus until retirement or termination of their employment. Eligibility is determined by the Company's Board of Directors. The DCP is not qualified under Section 401 of the Internal Revenue Code. The Company may make discretionary contributions to the DCP representing a certain percentage of the participant's contributions. Participants may elect to have their deferred compensation invested in selected money market and mutual funds. The Company's contributions made to the plan were $12, $16 and $17 for 2004, 2003 and 2002, respectively. As of December 31, 2004, the deferred compensation liability was $934, which has been included in long-term liabilities and as of January 2, 2004, the deferred compensation liability was $709, of which $189 has been included in other current liabilities and $520 has been included in long-term liabilities. The assets under the plan are invested in money market and mutual funds. As of December 31, 2004, $934 is included in other assets and as of January 2, 2004, $189 is included in other current assets and $520 is included in other assets.

     The Company has a 2001 Employee Stock Purchase Plan "Employee Stock Purchase Plan", under which an aggregate of 250,000 shares of Class B Common Stock, $0.33-1/3 par value per share, of Saucony, Inc. have been reserved by the Company and may be issued, of which a total of 198,752 shares remained available for issuance as of December 31, 2004. The plan provides employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company through accumulated payroll deductions, at a price per share equal to 85% of the fair market value of a share of common stock on the enrollment date or on the purchase date, whichever is lower. The plan qualifies as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code and its provisions are construed so as to extend and limit participation in a manner consistent with the requirements of that section of the code.

     All employees who meet minimum age and service requirements are eligible to participate in the Employee Stock Purchase Plan. Employee payroll deductions associated with the Employee Stock Purchase Plan began in September 2001. There were 15,005, 24,949 and 11,294 shares of common stock purchased under the plan, respectively, in 2004, 2003, and 2002. There were no purchases of common stock made under the plan in 2001.

8.   Commitments and Contingencies
--   -----------------------------

     Operating Lease Commitments
     ---------------------------

     The Company is obligated under various operating leases for equipment and rental space through 2010. Total equipment and rental expenses for 2004, 2003 and 2002 were $1,881, $1,715 and $1,602, respectively.

     Future minimum equipment and rental payments:

                  2005 ..............................$   1,275
                  2006 ..............................$   1,052
                  2007...............................$     854
                  2008...............................$     523
                  2009 and thereafter................$     367

     For lease contracts that contain step-rent provisions, the aggregate rent obligation is expensed on the straight-line basis over the base lease term.

     Capital improvement funding provided by lessors is accounted for as a reduction of the rental expense over the base lease term.

     Lease payments that depend on existing index or rate, such as the consumer price index or prime interest rate, are included in minimum lease payments based on the index or rate existing at the inception of the lease and recognized on a straight-line basis over the minimum lease term.

     Short-Term Borrowing Arrangements
     ---------------------------------

     The Company has a revolving credit agreement, as amended, under the terms of which a bank committed up to a maximum of $15,000 to the Company for cash borrowings and letters of credit. In August 2004, the Company amended the existing credit agreement, extending the term, to expire on August 31, 2005. Maximum borrowings under the credit facility are limited to the lesser of $15,000 or the sum of 65% of eligible receivables plus 20% of eligible finished goods inventory. Borrowings under the credit facility are made at our election at the bank's prime rate of interest less 1.0% or at the LIBOR rate plus 1.5%. In addition, the Company pays a quarterly commitment fee of 0.25% on the average daily unused credit line. The credit facility contains restrictions and financial covenants including: restrictions on additional indebtedness and restrictions on the annual amount of equipment financing and capital lease indebtedness. As amended in January 2004, the credit facility permits the Company to pay cash dividends, and make repurchases or redemptions of, or other specified distributions with respect to, its capital stock, in a total amount of up to $5,000 in any fiscal year. The Company was in compliance with all covenants of the credit facility at December 31, 2004. At December 31, 2004, there were no borrowings outstanding under the facility. We had open commitments under letters of credit in the amount of $2,022 at December 31, 2004.

     Saucony Canada, Inc. maintains a credit facility with a Canadian lender. The agreement provides Saucony Canada with a credit line of 1,500 Canadian Dollars for cash borrowings and letters of credit. At December 31, 2004, there were no borrowings or letters of credit outstanding under this credit facility.

     Employment Agreements
     ---------------------

     The Company has entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $1,004, annual consumer price index adjustments, life insurance coverage, cash bonuses calculated as a percentage of the Company's consolidated pre-tax income. The employment agreements were originally scheduled to expire in August 2003, but were extended automatically for additional one-year terms beginning upon such scheduled expiration unless prior notice is given by the Company or the employee. The Company has included an aggregate bonus expense to these executives of $1,005, $681 and $511 in general and administrative expenses for 2004, 2003 and 2002, respectively. The Compensation Committee of the Company's Board of Directors excluded the effects of the environmental charge recorded by the Company in the fourth quarter of 2004 in the determination of cash bonuses for 2004. Included in accrued expenses at December 31, 2004 and January 2, 2004, are accrued bonus expense of $349 and $681, respectively.

     Retention Agreements
     --------------------

     In September 2004 in conjunction with the Company's analysis and consideration of various strategic alternatives, the Company entered into retention agreements with thirteen officers. The agreements generally provide that: (1) if the officer remains continuously employed full-time by the Company and the Company completes a change in control on or prior to June 30, 2005 (or December 31, 2005 for certain officers), the Company will pay the officer an initial retention bonus (amounts range from $31 to $150) and (2) if the officer remains continuously employed full-time by the Company during the period ending six months after the change in control, or if the officer's employment at Saucony is terminated during that period by the Company without cause or by the officer for good reason, the Company will pay the officer an additional retention bonus (amounts range from $31 to $150). Agreements for four of the officers provide that if a change in control occurs on or after December 31, 2005, fifty percent of the respective officer's unvested stock options will become fully vested. Further, the Company entered into a severance agreement with an officer that provides a $300 severance payment if the officer's employment is terminated by the Company without cause or after a change in control by the officer for good reason.

     Litigation
     ----------

     The Company is involved in routine litigation incident to its business. In management's opinion, none of these proceedings is expected to have a material adverse effect on the Company's financial position, operations or cash flows. See Note 15 for discussion of the Company's favorable litigation settlement in fiscal 2003.

     Environmental Charge
     --------------------

     In the year ended December 31, 2004, the Company recorded a charge of $2,275 to address environmental conditions at a Company owned distribution facility. The assessment of the liability and the associated costs is an estimate based upon currently available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. The following table summarizes the estimated expenses associated with our environmental charge:

                  Environmental response costs................$   1,538
                  Engineering and risk assessment.............      375
                  Legal.......................................      352
                  Post-remedy monitoring......................       10
                                                              ---------
                  Total.......................................$   2,275
                                                              =========

     Actual costs to address the environmental conditions may change based on further investigations, based on the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. Estimated costs to address the environmental conditions range from $1,242 to $4,621. Costs of expenditures for environmental obligation are not discounted to their present value due to uncertainty of when the recorded amounts will be paid. At December 31, 2004, $2,275 was included as a short term liability in the accompanying consolidated balance sheet.

9.   Common Stock
--   ------------

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

     The following table summarizes the activity for the Class A Common Stock and Class B Common Stock, for the periods ended January 3, 2003, January 2, 2004 and December 31, 2004:

                                                      Class A          Class B
                                                   Common Stock     Common Stock
                                                   ------------     ------------

       Shares outstanding at January 4, 2002........ 2,566,747       3,515,803
       Shares issued................................        --          68,944
       Shares repurchased...........................   (41,700)        (53,130)
                                                       -------         -------
       Shares outstanding at January 3, 2003........ 2,525,047       3,531,617
       Shares issued................................        --         104,217
       Shares repurchased...........................    (4,400)         (7,600)
                                                        ------          ------
       Shares outstanding at January 2, 2004........ 2,520,647       3,628,234
       Shares issued................................        --         473,429
       Shares repurchased...........................        --          (7,218)
                                                       -------          ------
       Shares outstanding at December 31, 2004...... 2,520,647       4,094,445
                                                     =========       =========

     Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of "treasury shares" and provides that shares reacquired by a company become "authorized but unissued" shares. Accordingly, at October 1, 2004, the Company retired the existing treasury shares, at an aggregate cost of $6,565, as authorized but unissued and allocated this amount to the common stock's par value and additional paid in capital.

10.  Dividends
---  ---------

     Commencing with the quarterly dividend declared on February 17, 2004, the Board of Directors increased the regular quarterly dividend on our Class A Common Stock to $0.050 per share and the regular quarterly dividend on our Class B Common Stock to $0.055 per share. The Board declared regular quarterly cash dividends on February 17, 2004, May 19, 2004, August 2, 2004 and November 4, 2004, in the amount of $0.050 per share on our Class A Common Stock and $0.055 per share on our Class B Common Stock.

     On February 17, 2004, our Board of Directors declared a special cash dividend of $4.00 per share on each of our Class A Common Stock and Class B Common Stock. The special dividend was paid on March 17, 2004 to shareholders of record at the close of business on March 3, 2004.

     We paid $25,990 in a special cash dividend and $1,299 of regular quarterly cash dividends in 2004. On January 13, 2005, we paid the regular quarterly cash dividends declared by the Board on November 4, 2004. As of December 31, 2004, the Company had accrued $351 in current liabilities, under accrued expenses, representing the dividend liability for the January 13, 2005 dividend.

     The Company's corporate charter provides that regular cash dividends paid on the Company's Class B common stock are to be in an amount equal to 110% of the dividend amount paid on the Company's Class A common stock. This charter provision does not apply to special dividends.

11.  Stock Options and Stock Purchase Warrants
---  -----------------------------------------

     On February 17th, the Company declared a special dividend of $4.00 per share on its outstanding shares of Class A and Class B Common Stock to its shareholders of record on March 1, 2004. The special dividend payout of $25,990 was a substantial restructuring of the Company's equity. As a result of this restructuring the Company made customary adjustments to both the exercise price and the number of shares of outstanding stock subject to the Company's outstanding stock options to give effect to the special dividend. The adjustments to the stock options awards ensured that both the aggregate intrinsic value of the award immediately after the change was not greater than the aggregate intrinsic value of the award before the change and that the ratio of the exercise price per share to the market value per share was not reduced. The option information presented reflects the adjustment to the number of shares and the exercise price as a result of the restructuring.

     1993 Equity Incentive Plan

     Under the Company's 1993 Equity Incentive Plan "Equity Incentive Plan", approved by the Company's stockholders on May 25, 1993, the Company may grant stock options and restricted stock awards to officers, key employees and Directors of, and consultants and advisors to, the Company.

     The Equity Incentive Plan is administered by the Board of Directors, which, at its sole discretion, grants options to purchase shares of Common Stock and makes awards of restricted stock. The purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, that in the case of incentive stock options, the purchase price may not be less than 100% of the fair market value of such stock at the time of grant of the option (or less than 100% of the fair market value for certain significant shareholders). The terms of option agreements are established by the Board of Directors, except in the case of incentive stock options, the term of which may not exceed ten years (or five years for certain significant shareholders. The vesting schedule is subject to the discretion of the Board of Directors.

     Restricted stock awards granted under the Equity Incentive Plan entitle recipients to purchase shares of the Company's Common Stock subject to the Company's right to repurchase such shares and restrictions concerning the sale, transfer and other disposition of the shares issued, until such shares are vested. The Board of Directors determines the purchase price, which may be less than the fair market value of the Common Stock, and the vesting schedule for such awards.

     The Board of Directors has delegated its powers under the Equity Incentive Plan to the Compensation Committee of the Board of Directors. At December 31, 2004, a total of 1,900,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Plan.

     The following table summarizes the awards available for grant under the Company's 1993 Equity Incentive Plan for the three-year reporting period ended December 31, 2004:

                                                                  Shares

        Shares available at January 4, 2002...................    658,577
        Awards granted........................................   (160,000)
        Options expired or cancelled..........................    128,621
                                                                  -------
        Shares available at January 3, 2003...................    627,198
        Awards granted........................................   (157,750)
        Options expired or cancelled..........................     39,112
                                                                   ------
        Shares available at January 2, 2004...................    508,560
        Conversion adjustment.................................   (140,968)
                                                                 --------
        Shares available at December 31, 2004.................    367,592
                                                                 ========

     The Equity Incentive Plan expired on April 7, 2003 and no further new awards may be made under the plan. However, awards outstanding under the plan remain outstanding in accordance with their terms.

     2003 Equity Plan

     On May 21, 2003 the Company's stockholders approved the 2003 Stock Incentive Plan "Stock Incentive Plan", which had been adopted by the Board of Directors on February 20, 2003. Under the Stock Incentive Plan, the Company may grant stock options and restricted stock awards to officers, key employees and Directors of, and advisors to, the Company.

     The Stock Incentive Plan is administered by the Board of Directors, which, at its sole discretion, grants options to purchase shares of Common Stock and makes awards of restricted stock. The purchase price per share of Common Stock shall be determined by the Board of Directors, provided, however, that in the case of incentive stock options, the purchase price may not be less than 100% of the fair market value of such stock (or less than 110% of the fair market value for certain significant shareholders) at the time of grant of the option. The terms of option agreements are established by the Board of Directors, except in the case of incentive stock options, the term of which may not exceed ten years (or five years for certain significant shareholders). The vesting schedule is subject to the discretion of the Board of Directors.

     Restricted stock awards granted under the Stock Incentive Plan entitle recipients to purchase shares of the Company's Common Stock subject to the Company's right to repurchase such shares and restrictions concerning the sale, transfer and other disposition of the shares issued, until such shares are vested. The Board of Directors determines the purchase price, which may be less than the fair market value of the Common Stock, and the vesting schedule for such awards.

     The Board of Directors has delegated its powers under the Stock Incentive Plan to the Compensation Committee of the Board of Directors. At January 2, 2004, a total of 1,750,000 shares, in the aggregate, of Class A Common Stock and Class B Common Stock have been reserved by the Company and may be issued under the Stock Incentive Plan. No award may be made under the Stock Incentive Plan after February 19, 2013.

     The following table summarizes the awards available for grant under the Stock Incentive Plan for the period ended December 31, 2004:



                                                                    Shares
                                                                    ------

            Shares reserved.....................................  1,750,000
            Awards granted......................................   (602,785)
            Options expired or cancelled........................         --
                                                                  ---------
            Shares available at January 2, 2004.................  1,147,215
            Conversion adjustment, prior awards granted.........   (147,276)
            Awards granted......................................    (55,250)
            Options expired or cancelled........................      3,574
                                                                  ---------
            Shares available at December 31, 2004...............    948,263
                                                                  =========


     The following table summarizes the Company's stock option activity for the periods ended January 3, 2003, January 2, 2004 and December 31, 2004:

                                                                                  Weighted
                                                                                   Average
                                                                                  Exercise             Option
                                                                Shares              Price            Price Range
                                                                ------              -----            -----------

           Outstanding at January 4, 2002.....................   833,083         $  8.89       $  4.00   - $  19.88
                Granted.......................................   160,000         $  6.67       $  5.90   - $   9.30
                Exercised.....................................   (57,650)        $  4.78       $  4.00   - $   7.06
                Forfeited.....................................   (96,771)        $  9.45       $  4.00   - $  14.69
                Expired.......................................   (35,850)        $  4.84       $  4.44   - $   5.36
                                                               ---------
           Outstanding at January 3, 2003.....................   802,812         $  8.85       $  4.00   - $  19.88
                Granted.......................................   760,535         $ 14.67       $  5.50   - $  17.88
                Exercised.....................................   (79,268)        $  6.52       $  4.13   - $  12.50
                Forfeited.....................................   (37,212)        $ 11.39       $  4.13   - $  19.88
                Expired.......................................    (1,900)        $  4.71       $  4.44   - $   6.50
                                                               ---------
           Outstanding at January 2, 2004..................... 1,444,967         $ 11.98       $  4.00   - $  17.88
                Granted.......................................    55,250         $ 20.08       $ 17.39   - $  24.26
                Conversion adjustment.........................   288,244         $ 10.58       $  4.38     $  15.88
                Exercised.....................................  (408,174)        $  8.85       $  4.00   - $  14.69
                Forfeited.....................................    (5,300)        $ 10.88       $  5.54   - $  18.45
                Expired.......................................   (27,978)        $  5.50       $  4.78   - $  11.69
                                                               ---------
           Outstanding at December 31, 2004................... 1,347,009         $ 10.86       $  4.38   - $  24.26
                                                               =========

     The conversion adjustment in the table above represents the impact of the special dividend declared on February 17, 2004.

     Options exercisable for shares of the Company's Class A and Class B Common Stock as of January 2, 2004 and December 31, 2004 are as follows:

                                                                 Options Exercisable
                                         --------------------------------------------------------------------

                                                                                          Weighted Average
                                                                                           Exercise Price
                                         Class A         Class B                       Class A        Class B
                                         Common          Common                        Common         Common
                                          Stock           Stock          Total          Stock          Stock
                                          -----           -----          -----          -----          -----

          January 2, 2004................  --            513,123         513,123          --        $    9.60
          December 31, 2004..............  --            473,305         473,305          --        $   10.76


     The following table summarizes information about stock options outstanding at December 31, 2004:

                                                   Options Outstanding                      Options Exercisable
                                       ------------------------------------------        --------------------------
                                          Shares          Weighted                          Shares
                                        Outstanding        Average       Weighted         Exercisable      Weighted
                                            at            Remaining       Average             at            Average
                     Range of          December 31,      Contractual     Exercise        December 31,      Exercise
                  Exercise Prices          2004         Life (Years)       Price             2004            Price
                  ---------------          ----         ------------       -----             ----            -----

              $  4.38   - $  4.93           88,892          6.93         $  4.74             18,408        $  4.66
              $  5.25   - $  7.97          113,972          5.49         $  5.85             50,177        $  5.72
              $  8.08     $  8.96          320,543          6.18         $  8.54            159,058        $  8.80
              $  9.36   - $ 11.54          101,632          4.10         $ 10.33             61,955        $ 10.06
              $ 12.94   - $ 12.94          650,278          8.80         $ 12.94            137,659        $ 12.94
              $ 13.02   - $ 24.26           71,692          8.15         $ 18.56             46,048        $ 19.92
                                         ---------                                          -------
                                         1,347,009                                          473,305
                                         =========                                          =======


     Stock Purchase Warrants

     On March 12, 2001, the Company issued common stock purchase warrants to purchase, in the aggregate, 50,250 shares of the Company's Class B Common Stock at a per share price of $7.00 to five footwear suppliers. The stock purchase warrants vest in five equal annual installments, commencing on March 12, 2002. The stock purchase warrant grant was approved by the Company's Board of Directors on February 27, 2001. The warrants were issued for no cash consideration; but rather as an incentive to the recipients of the warrants to satisfy specific performance criteria which support the Company's financial and operating goals. On December 31, 2003, the Board of Directors amended the terms of the stock purchase warrants to provide that the warrants vested in full as of December 31, 2003. See Note 13 for further discussion of the stock warrant fair value and annual stock-based compensation expense. On March 2, 2004, all of the common stock purchase warrants were exercised for proceeds of $352.

12.  Earnings Per Share
---  ------------------

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2004, January 2, 2004 and January 3, 2003:

                                                    2004                      2003                      2002
                                           ----------------------    ----------------------    ---------------------

                                              Basic       Diluted       Basic       Diluted       Basic      Diluted
                                              -----       -------       -----       -------       -----      -------

       Net income available for
         common shares and
         assumed conversions...............$ 10,418     $ 10,418      $ 8,488      $ 8,488      $  5,243     $  5,243
                                           ========     ========      =======      =======      ========     ========

       Weighted-average common shares
         and equivalents outstanding:

       Weighted-average shares
          outstanding......................   6,493        6,493        6,104        6,104         6,107        6,107

         Effect of dilutive securities:
         Stock options.....................      --          587           --          245            --           76
         Stock purchase warrants...........      --           --           --           22            --            3
                                           --------     --------      -------      -------      --------     --------
                                              6,493        7,080        6,104        6,371         6,107        6,186
                                              =====        =====        =====        =====         =====        =====

       Net income allocated:
         Class A common stock..............$  3,812     $  3,485      $ 3,312      $ 3,168      $  2,080     $  2,052
         Class B common stock..............   6,606        6,933        5,176        5,320         3,163        3,191
                                              -----        -----        -----        -----         -----        -----
                                           $ 10,418     $ 10,418      $ 8,488      $ 8,488      $  5,243     $  5,243
                                           ========     ========      =======      =======      ========     ========

       Weighted-average common shares
         and equivalents outstanding:
          Class A common stock.............   2,521        2,521        2,521        2,521         2,563        2,563
          Class B common stock ............   3,972        4,559        3,583        3,850         3,544        3,623
                                              -----        -----        -----        -----         -----        -----
                                              6,493        7,080        6,104        6,371         6,107        6,186
                                              =====        =====        =====        =====         =====        =====

       Earnings per share:
         Class A common stock..............$   1.51     $   1.38      $  1.31      $  1.26      $  0.81      $   0.80
                                           ========     ========      =======      =======      =======      ========
         Class B common stock..............$   1.66     $   1.52      $  1.44      $  1.38      $  0.89      $   0.88
                                           ========     ========      =======      =======      =======      ========

     Options to purchase 336,000 shares of common stock were outstanding at January 2, 2004 were not included in the computations of earnings per share since the options were anti-dilutive. All of the options to purchase shares of common stock outstanding at December 31, 2004 were included in the computation of diluted earnings per share. Stock warrants to purchase 47,000 shares of common stock outstanding at January 2, 2004, were not included in the computation of earnings per share since the warrants were anti-dilutive.

13.  Accounting for Stock-Based Compensation
---  ---------------------------------------

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

     The Company recognizes stock-based compensation arising from the issuance of below market options over the vesting period of the stock grant or option term. Stock-based compensation related to below market options granted amounted to $0, $0 and $1 for 2004, 2003 and 2002, respectively.

     The Company issued common stock purchase warrants to purchase, in the aggregate, 50,250 shares of the Company's Class B Common Stock at a per share price of $7.00 to five footwear suppliers. Fair value at date of grant for the warrants was $3.93 per share issuable upon exercise of each warrant. Stock-based compensation resulting from the stock purchase warrants amounted to $0, $603 and $86 for 2004, 2003 and 2002, respectively, and is recorded as a component of cost of goods sold. The 2003 stock-based compensation expense includes $416 of stock-based compensation expense recorded as a result of accelerating the vesting on the common stock purchase warrants. On March 2, 2004, all of the common stock purchase warrants were exercised for $352 of proceeds.

     The weighted average fair value at date of grant for options granted in 2004, 2003 and 2002 was $8.00, $7.53 and $3.18 per share issuable upon exercise of each option, respectively. The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively:

                                                                      2004            2003               2002
                                                                      ----            ----               ----

               Weighted-average expected life (years)............      5.0              5.0               3.3
               Risk free interest rate...........................      3.0%             3.0%              3.7%
               Expected volatility...............................     45.8%            62.8%             67.3%
               Expected dividend yield...........................      0.8%             1.0%              0.0%


14.  Income Taxes
---  ------------

     The provision for income taxes was based on pre-tax income from operations before minority interest which was subject to taxation by the following jurisdictions:

                                        2004         2003          2002
                                        ----         ----          ----
      Pre-tax income:
          United States...............$ 13,143     $ 10,316      $ 7,502
          Foreign.....................   4,616        3,258        1,779
                                         -----        -----        -----
          Total.......................$ 17,759     $ 13,574      $ 9,281
                                      ========     ========      =======

       The provision (benefit) for income taxes consists of the following:

                                         2004         2003           2002
                                         ----         ----           ----
           Current:
               Federal.................$ 4,508      $ 3,442        $ 2,293
               State...................  1,122          770            686
               Foreign.................  1,819          999            795
                                         -----          ---            ---
                                         7,449        5,211          3,774
                                         -----        -----          -----
           Deferred:
               Federal.................   (261)         101            144
               State...................   (133)          36            (81)
               Foreign.................    206          205            (66)
                                           ---          ---            ---
                                          (188)         342             (3)
                                          ----          ---             --
           Change in valuation
             allowance.................    (24)        (613)            94
                                           ---         ----             --
             Total.....................$ 7,237      $ 4,940        $ 3,865
                                       =======      =======        =======

     The net deferred tax asset or liability reported on the consolidated balance sheet consists of the following items as of December 31, 2004 and January 2, 2004:

                                                                                        2004             2003
                                                                                        ----             ----
         Net current deferred tax assets:
           Allowance for doubtful accounts and discounts..............................$     523      $     373
           Inventory allowances and tax costing adjustments...........................      365            516
           Other accrued expenses.....................................................    1,361            242
           Deferred compensation......................................................      206            671
           Foreign loss carryforwards.................................................       --            324
                                                                                          -----            ---
              Total...................................................................$   2,455      $   2,126
                                                                                      ---------      ---------

         Net long-term deferred tax assets:
           Deferred compensation......................................................$     315      $     214
           Foreign loss carryforwards.................................................      157            166
           State loss carryforward....................................................       47             49
           Valuation allowance........................................................     (204)          (215)
                                                                                           ----           ----
              Total...................................................................$     315      $     214
                                                                                      =========      =========

         Net long-term deferred tax liabilities:
           Investment in limited partnership..........................................$   1,331      $   1,246
           Property, plant and equipment..............................................      948            770
                                                                                            ---            ---
              Total...................................................................$   2,279      $   2,016
                                                                                      ---------      ---------

         Net deferred tax asset ......................................................$     491      $     324
                                                                                      =========      =========

     The foreign loss carryforwards relate to operating losses of approximately $384, which may be carried forward indefinitely. At December 31, 2004 the Company has determined that it is more likely than not that the deferred tax assets resulting from foreign and state operating losses will not be realized against future taxable income.

     The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These earnings amounted to approximately $9,522 at December 31, 2004.

     A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes follows:

                                                                                 2004         2003        2002
                                                                                 ----         ----        ----

         Expected tax at 35% (34% for 2003 and 2002).........................$   6,216    $   4,615     $  3,155
         Federal rate credit.................................................     (100)          --           --
         State income tax, net of federal benefit............................      643          532          399
         Non-deductible expenses and tax-exempt income.......................      171           78          121
         International tax rate differences, net.............................       94           81          100
         Valuation allowance relating to foreign and state
           operating losses..................................................      (24)        (613)          94
         Other...............................................................        2           (3)          (4)
         Adjustment of tax reserves..........................................      235          250           --
                                                                             ---------    ---------     --------
         Provision for income taxes..........................................$   7,237    $   4,940     $  3,865
                                                                             =========    =========     ========

     In evaluating exposures associated with various tax filing positions, the Company has accrued $951 for probable tax contingencies as of December 31, 2004. In 2004 and 2003, the Company provided $235 and $250, respectively, related to exposures on tax filing positions. Management believes that the Company's tax contingencies have been adequately provided for in the accompanying financial statements. To the extent the Company prevails in matters for which accruals have been established or are required to pay amounts in excess of these accruals, the Company's effective tax rate in a given financial statement period could be materially affected.

15.  Litigation Settlement
---  ---------------------

     On May 6, 2003, the United States Bankruptcy Court for the District of Delaware, upon consideration of the Trustee's Motion for Entry of Order Approving Settlement with Saucony, Inc., ordered that the proposed settlement entered into on March 11, 2003, between the trustee, appointed to oversee the liquidation of assets of a former customer of the Company which filed for bankruptcy protection on November 4, 1999, and the Company was approved. On May 16, 2003, the Company paid $530 to settle all preferential claims. As a consequence of the court's approval of the settlement, the Company recorded a pre-tax benefit of $566 in 2003 to reduce the amount accrued as of January 2, 2004. The benefit was recorded in general and administrative expenses under the Saucony segment.

16.  Plant Closing, Other Charges and Gain on Sale
---  ---------------------------------------------

     During fiscal 2002, we recorded a pre-tax net benefit of $214 to reduce expenses accrued in the fourth quarter of fiscal 2001, associated with the closing of our Bangor, Maine manufacturing facility and the early termination and exit of a retail store lease. Partially offsetting this pre-tax benefit was a pre-tax charge of $142 to close an underperforming retail store. Expenses associated with the store closing included lease termination and other contractual costs of $51 and $91 to write-off leasehold improvements. A pre-tax benefit of $35 was recorded in fiscal 2003 to eliminate the plant-closing accrual.

     The charge recorded for the Bangor, Maine plant closing is included in income before tax for the Saucony segment, while the retail store closing is included in income before tax for the Other Products segment.

     The following table summarizes the activity in the plant closing and other charge accruals:

                                      Employee          Facility         Writedown
                                    Severance and      Closure and     of Equipment      Professional
                                     Termination       Contractual     and Disposal        Fees and
                                      Benefits         Commitments         Costs          Other Costs         Total
                                      --------         -----------         -----          -----------         -----

       Balance, January 4, 2002........$    893         $   428           $     90          $   50          $  1,461
         Payments / utilization........    (787)           (320)               (89)            (15)           (1,211)
         Expense reversal..............     (79)            (99)                (1)            (35)             (214)
                                            ---             ---                 --             ---              ----
       Balance, January 3, 2003........$     27         $     9           $     --          $   --          $     36
         Payments / utilization........      (1)             --                 --              --                (1)
         Expense reversal..............     (26)             (9)                --              --               (35)
                                           -----        -------           --------          ------          --------
       Balance, January 2, 2004........$     --         $    --           $     --          $   --          $     --
                                        =======         =======           ========          ======          ========

     On November 7, 2003, the sale of the Bangor, Maine real property was completed. The following table summarizes the sale of the real property:

                  Gross proceeds...................................$    763
                  Transaction expenses.............................      77
                                                                   --------
                  Net proceeds.....................................     686
                  Net book value of facility.......................     357
                                                                   --------
                  Gain on sale.....................................$    329
                                                                   ========

     The gain realized from the sale was recorded in operating income for the Saucony segment for the year ending January 3, 2003.

17.  Geographic Segment Data
---  -----------------------

     The following table summarizes the Company's operations by geographic area for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 and assets as of December 31, 2004, January 2, 2004 and January 3, 2003:
     2004 2003 2002 Revenues:

         United States...................................................$   127,917    $   103,718     $   103,444
         Canada..........................................................     15,340         12,745          11,700
         Other international.............................................     23,419         19,982          18,355
                                                                              ------         ------          ------
                                                                         $   166,676    $   136,445     $   133,499
                                                                         ===========    ===========     ===========
       International revenues:

         United States - sales to foreign distributors...................$     8,245    $     6,813     $     7,048
         Canada..........................................................     15,340         12,745          11,700
         Other international.............................................     15,174         13,169          11,307
                                                                              ------         ------          ------
                                                                         $    38,759    $    32,727     $    30,055
                                                                         ===========    ===========     ===========
       Inter-area revenues:

         United States...................................................$       253    $       253     $       247
         Canada..........................................................      6,915          5,419           6,386
         Other international.............................................      4,778          5,399           5,191
                                                                               -----          -----           -----
                                                                         $    11,946    $    11,071     $    11,824
                                                                         ===========    ===========     ===========
       Total revenues:

         United States...................................................$   128,170    $   103,971     $   103,691
         Canada..........................................................     22,255         18,164          18,086
         Other international.............................................     28,197         25,381          23,546
         Less:  Inter-area eliminations..................................    (11,946)       (11,071)        (11,824)
                                                                             -------        -------         -------
                                                                         $   166,676    $   136,445     $   133,499
                                                                         ===========    ===========     ===========
       Operating income:

         United States...................................................$     9,846    $     8,303     $     5,531
         Canada..........................................................      3,522          2,323           1,931
         Other international.............................................      4,831          2,473           1,659
         Less:  Inter-area eliminations..................................        (22)          (102)           (178)
                                                                                 ---           ----            ----
                                                                         $    18,177    $    12,997     $     8,943
                                                                         ===========    ===========     ===========
       Assets:

         United States...................................................$    86,031    $    92,643     $    81,538
         Canada..........................................................     12,728          9,117           6,906
         Other international.............................................     11,071          9,668           9,396
         Less:  Inter-area eliminations..................................    (13,573)       (10,740)        (10,300)
                                                                             -------        -------         -------
                                                                         $    96,257    $   100,688     $    87,540
                                                                         ===========    ===========     ===========
       Purchases of property, plant and equipment:

         United States...................................................$     4,374    $     1,361     $       717
         Canada..........................................................         81             48              27
         Other International.............................................         86            258              32
                                                                                  --            ---              --
                                                                         $     4,541    $     1,667     $       777
                                                                         ===========    ===========     ===========
       Long-lived assets:

         United States...................................................$    11,226    $     7,469     $     6,751
         Canada..........................................................        146            107              27
         Other international.............................................        248            311              92
                                                                                 ---            ---              --
                                                                         $    11,620    $     7,887     $     6,870
                                                                         ===========    ===========     ===========

     Revenues are classified based on customer location. Other revenue consists primarily of royalty income. Inter-area revenues consist primarily of inventory shipments to the Company's international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated in the determination of consolidated net sales and cost of sales. Operating income consists of revenue, less cost of sales, selling expenses, general and administrative expenses, plant closing and other credits, environmental charge and the gain on the sale of our former manufacturing facility.

18.  Operating Segment Data
---  ----------------------

     The Company's operating segments are organized based on the nature of products. The operating segments of the Company are as follows:

     Saucony Segment
     ---------------

     Consists of Saucony technical running, walking, outdoor trail and Originals footwear and athletic apparel.

     Other Products Segment
     ----------------------

     Consists of Hind athletic apparel, Spot-bilt shoes for coaches and officials, cleated football and multi-purpose footwear and casual leather walking and workplace footwear, together with sales of the Company's and other company's products at the factory outlet stores.

     The following table summarizes the results of the Company's operating segments for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 and identifiable assets as of December 31, 2004, January 2, 2004 and January 3, 2003:


                                                                     2004           2003           2002
                                                                     ----           ----           ----
           Revenues:
              Saucony...........................................$   141,171     $  112,993     $   111,035
              Other Products....................................     25,505         23,452          22,464
                                                                     ------         ------          ------
              Total.............................................$   166,676     $  136,445     $   133,499
                                                                ===========     ==========     ===========
           Pre-tax income (loss):
              Saucony...........................................$    15,373     $   11,910     $    10,288
              Other Products....................................      2,386          1,664          (1,007)
              Total segment pre-tax income (loss)...............     17,759         13,574           9,281
              Provision for income taxes........................      7,237          4,940           3,865
              Minority interest.................................        104            146             173
                                                                        ---            ---             ---
           Net income...........................................$    10,418     $    8,488     $     5,243
                                                                ===========     ==========     ===========
           Assets:
              Saucony...........................................     86,644     $   92,007     $    75,918
              Other Products....................................      9,613          8,681          11,622
                                                                      -----          -----          ------
              Total.............................................$    96,257     $  100,688     $    87,540
                                                                ===========     ==========     ===========
           Depreciation and amortization:
              Saucony...........................................$     1,214     $    1,064     $     1,332
              Other Products....................................        320            273             265
                                                                        ---            ---             ---
              Total.............................................$     1,534     $    1,337     $     1,597
                                                                ===========     ==========     ===========
           Goodwill, net:
              Saucony...........................................$        19     $       19     $        19
              Other Products....................................        893            893             893
                                                                        ---            ---             ---
              Total.............................................$       912     $      912     $       912
                                                                ===========     ==========     ===========
           Interest, net income:
              Saucony...........................................$       306     $      240     $       327
              Other Products....................................         --             --              --
                                                                     ------         ------         -------
              Total.............................................$       306     $      240     $       327
                                                                ===========     ==========     ===========
           Components of interest, net
              Interest expense..................................$        (8)    $       (5)    $        (5)
              Interest income...................................        314            245             332
                                                                        ---            ---             ---
                Interest, net...................................$       306     $      240     $       327
                                                                ===========     ==========     ===========

19.  Concentration of Credit Risk
---  ----------------------------

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

     Trade receivables subject the Company to the potential for credit risk with customers in the retail and distributor sectors. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition but does not generally require collateral. Approximately 48% and 44% of the Company's gross trade receivables balance was represented by 15 customers at December 31, 2004 and January 2, 2004, respectively, which exposes the Company to a concentration of credit risk. The Company did not derive more that 10% of its consolidated revenue from one customer in 2004, 2003 or 2002.


20.  Financial Instruments
---  ---------------------

     The carrying value of cash, cash equivalents, receivables, and liabilities approximates fair value due to their short term nature. The fair value of marketable securities is estimated based upon quoted market prices for these securities.

     The Company enters into forward currency exchange contracts to hedge intercompany liabilities denominated in currencies other than the functional currency. The fair value of the Company's foreign currency exchange contracts is based on foreign exchange rates as of December 31, 2004. At December 31, 2004 and January 2, 2004, the notional value of the Company's foreign currency exchange contracts to purchase U.S. dollars was $8,570 and $7,448, respectively. Consistent with the provisions of SFAS 133, all derivatives must be recognized on the balance sheet at their then fair value and adjustments to the fair value of derivatives that are not hedges must be recognized currently in earnings when they occur.

     The Company believes that these contracts economically function as effective hedges of the underlying exposures but, the foreign currency contracts do not meet the specific criteria as defined in SFAS 133 thus requiring the Company to record all changes in the fair value in earnings in the period of the change. The Company recorded charges of $420, at December 31, 2004 and January 2, 2004, against fiscal 2004 and fiscal 2003 earnings, to record the unrealized loss on certain foreign currency contracts outstanding as of those dates. The charges are recorded in non-operating expenses. At December 31, 2004 and January 2, 2004, the unrealized loss on derivatives is recorded in accrued expenses.

21.  Quarterly Information

                                                                                    (Unaudited)

              2004                                                Quarter 1    Quarter 2    Quarter 3  Quarter 4(1)
              ----                                                ---------    ---------    ---------  ------------

              Net sales.........................................$   46,969   $   43,979   $   42,266    $   32,938
              Gross profit......................................    19,057       18,071       17,469        13,346
              Net income (loss).................................     4,231        3,045        3,458          (316)
              Earnings (loss) per share:
                Basic:
                Class A.........................................      0.63         0.44         0.50        (0.05)
                Class B.........................................      0.69         0.49         0.55        (0.05)

                Diluted:
                Class A.........................................      0.58         0.41         0.45        (0.05)
                Class B.........................................      0.64         0.45         0.49        (0.05)

              2003                                                Quarter 1  Quarter 2(2)   Quarter 3   Quarter 4 (3)(4)
              ----                                                ---------  ------------   ---------    --------------

              Net sales.........................................$   39,068   $   34,472   $   31,978    $   30,548
              Gross profit......................................    15,196       13,428       12,995        10,834
              Net income........................................     2,603        2,232        2,179         1,474
              Earnings per share:
                Basic:
                Class A.........................................      0.41         0.35         0.34         0.23
                Class B.........................................      0.45         0.38         0.37         0.25
                Diluted:
                Class A.........................................      0.39         0.33         0.32         0.21
                Class B.........................................      0.43         0.37         0.35         0.24


       Earnings  per share  amounts for each quarter are  required to be computed  independently  and, as a result, their sum may not equal the total earnings per share amounts for fiscal 2004 and 2003.

       _________________
         (1)  The Company  recorded a charge of $2,275 to address  environmental  conditions at the Company's  East
              Brookfield,  Massachusetts  distribution  facility.  See Note 8 for further  information  relating to this charge.

         (2)  The  Company  settled  litigation  with the court  appointed  transfer  of a former  customer  of the
              Company which had filed for bankruptcy  protection.  The Company  recorded a pre-tax  benefit of $566 to  reduce  general  and  administrative  expenses.  See  Note  15  for  further  discussion  on  the litigation settlement.

         (3)  The Company  recorded a charge of $416 to cost of goods sold due to the  acceleration  of the vesting of stock  warrants  issued  to five of the  Company's  footwear  suppliers.  See Note 13 for  further discussion of the stock warrant vesting acceleration.

         (4)  The Company  recorded a tax benefit of $325 on the reversal of valuation  reserves in certain foreign deferred tax assets.


22.  Supplemental Cash Flow Disclosure
---  ---------------------------------

     The  following  table  summarizes   additional   disclosure  of  cash  flow
     information for the years ended December 31, 2004, January 2, 2004 and January 3, 2003:


                                                                              2004           2003           2002
                                                                              ----           ----           ----


          Supplemental disclosure of cash flow information:
              Cash paid during the period for:
              Income taxes, net of refunds.................................$   5,798      $   5,243       $   2,036
                                                                           =========      =========       =========
              Interest.....................................................$       5      $       5       $       4
                                                                           =========      =========       =========

          Non-cash Investing and Financing Activities:
              Property purchased under capital leases......................$     260      $      --       $      --
                                                                           =========      =========       =========

          Plant closing and other related charges (credits)................$      --      $     (35)      $     (72)
              Cash received................................................       --             --              --
              Severance and other payments.................................       --             --             (51)
                                                                           ---------      ---------       ---------
                                                                           $      --      $     (35)      $    (123)
                                                                           =========      =========       =========
          Non-cash portion:
              Accrued expenses.............................................$      --      $     (35)      $    (214)
              Property, plant and equipment................................       --             --              91
                                                                           ---------      ---------       ----------
                                                                           $      --      $     (35)      $    (123)
                                                                           =========      =========       =========


     In February 2004, two officers who are also directors and principal holders of the Company's Class A common stock, each delivered 3,609 mature shares of Class B common stock in payment of their respective option exercises to purchase 9,999 shares each of the Company's Class B common stock.


                                           SAUCONY, INC. AND SUBSIDIARIES
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     For the Years Ended December 31, 2004, January 2, 2004 and January 3, 2003

                                                  (in thousands)



                                                                                  Additions
                                                                     Balance     charged to    Deductions      Balance
                                                                    beginning    costs and        from           end
                                                                    of year        expenses      reserve       of year
                                                                    -------        --------      -------       -------
Allowance for doubtful accounts and discounts:

  Year ended December 31, 2004....................................$   1,108      $  6,014      $   5,941     $   1,181

  Year ended January 2, 2004......................................$   2,406      $  4,453      $   5,751     $   1,108

  Year ended January 3, 2003......................................$   2,457      $  4,752      $   4,803     $   2,406


Environmental accrual:

  Year ended December 31, 2004....................................$      --      $  2,275      $      --     $   2,275

  Year ended January 2, 2004......................................$      --      $     --      $      --     $      --

  Year ended January 3, 2003......................................$      --      $     --      $      --     $      --



                                                   Exhibit Index
Exhibit
Number                              Description

3.1 Restated Articles of Organization, as amended, of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

3.2  By-Laws, as amended, of the Registrant.

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

10.3 Amendment to Amended and Restated Credit Agreement, dated August 30, 2002, between Saucony, Inc. and HSBC Bank USA, dated January 26, 2004 is incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

10.4*1993  Equity  Incentive  Plan,  as  amended,   is  incorporated  herein  by
     reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

10.5* Vice President Bonus.

10.6*2001 Employee  Stock Purchase Plan is  incorporated  herein by reference to
     Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-65974), as filed with the Securities and Exchange Commission on July 27, 2001.

10.7*2003 Stock  Incentive Plan is  incorporated  herein by reference to Exhibit
     10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2003, as filed with the Securities and Exchange Commission on August 18, 2003.

10.8*Employment Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher is incorporated herein by reference to
     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.9*Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and John H. Fisher is incorporated herein by reference to
     Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.10* Employment Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman is incorporated herein by reference to
     Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.11* Executive Retention Agreement dated as of August 17, 2000, by and between the Registrant and Charles A. Gottesman is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000, as filed with the Securities and Exchange Commission on November 13, 2000.

10.12* Severance Agreement dated as of January 7, 2004 by and between the Registrant and Wolfgang Schweim is incorporated herein by reference to
     Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

10.13* Saucony, Inc. Non-Qualified Retirement Plan is incorporated herein by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2003, as filed with the Securities and Exchange Commission on August 18, 2003.

10.14* Amendment to Employment Agreement dated as of July 31, 2003, by and between the Registrant and John H. Fisher is incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

10.15* Amendment to Employment Agreement dated as of July 31, 2003, by and between the Registrant and Charles A. Gottesman is incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

10.16* Form of  Incentive  Stock  Option  Agreement  Granted  Under  2003  Stock
     Incentive Plan, dated December 22, 2003, by and between the Registrant and each of Michael Umana, Michael Jeppesen, Samuel Ward and Brian Enge is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2004, as filed with the Securities and Exchange Commission on May 15, 2004.

10.17Amendment to Amended and Restated Credit Agreement,  dated as of August 30,
     2002, by and between Saucony, Inc. and HSBC Bank USA, National Association, dated August 31, 2004 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.18* Retention Agreement dated as of September 9, 2004 by and between the Registrant and Brian Enge is incorporated herein by reference to Exhibit
     10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.19* Retention Agreement dated as of September 9, 2004 by and between the Registrant and Michael Jeppesen is incorporated herein by reference to
     Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.20* Retention Agreement dated as of September 9, 2004 by and between the Registrant and Samuel Ward is incorporated herein by reference to Exhibit
     10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.21* Retention Agreement dated as of September 9, 2004 by and between the Registrant and Michael Umana is incorporated herein by reference to Exhibit
     10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.22* Retention Agreement dated as of September 9, 2004 by and between the Registrant and Roger Deschenes is incorporated herein by reference to
     Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.23* Letter Agreement dated as of September 9, 2004 by and between the Registrant and Michael Umana is incorporated herein by reference to Exhibit
     10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.24* Severance  Benefit  Plan is  incorporated  herein by reference to Exhibit
     10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

10.25* Summary of Non-Employee Director Compensation.


21   Subsidiaries of Registrant.

23.1 Consent of Deloitte & Touche LLP.

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