Form 10-K/A
SAUCONY INC
filed 2005-04-26
CIK 49401

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ].

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

Explanatory note

In reliance  upon the Order of the  Securities  and  Exchange  Commission  under
Section 36 of the Securities Exchange Act of 1934 (Release No. 34-50754, November 30, 2004), Saucony, Inc. omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005, both "Management's annual report on internal control over financial reporting", required by Item 308(a) of Regulation S-K, and the related "Attestation report of the independent registered public accounting firm", required by Item 308(b) of Regulation S-K. We are filing this Amendment No. 1 to our Annual Report on Form 10-K (the "Amendment"), to provide the information that was omitted from
Item 9A of our Annual Report on Form 10-K filed March 16, 2005, to include "Management's annual report on internal control over financial reporting" and the "Attestation report of the independent registered public accounting firm" required in Item 9A - Controls and Procedures. No other information is being amended by the Amendment and we have not updated our disclosures in this Amendment.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2004. Based on this evaluation our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our assessment of our internal control over financial reporting. The attestation report appears below.

Changes in internal control over financial reporting
----------------------------------------------------

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Saucony, Inc.:
Peabody, Massachusetts

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Saucony, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company, and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/ Deloitte & Touche LLP
Boston, Massachusetts
April 22, 2005

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

             The following documents are filed as part of this report:

(a)      Exhibits


Exhibit
Number                              Description

3.1 Restated Articles of Organization, as amended, of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

3.2** By-Laws, as amended, of the Registrant.

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

10.4*  1993 Equity Incentive  Plan,  as  amended,   is  incorporated  herein  by
     reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as filed with the Securities and Exchange Commission on April 1, 2004.

10.5* ** VP Bonus Plan is incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-2 (File No. 33-61040), as filed with the Securities and Exchange Commission on May 13, 1993.

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

10.17 Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2002, by and between Saucony, Inc. and HSBC Bank USA, National Association, dated August 31, 2004 is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004, as filed with the Securities and Exchange Commission on November 15, 2004.

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

10.25* ** Summary of Non-Employee Director Compensation.

21** Subsidiaries of Registrant.

23.1 Consent of Deloitte & Touche LLP.

31.1 Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1***  Certification  of President and Chief Executive  Officer pursuant to 18
     U.S.C.   Section  1350,   as  adopted   pursuant  to  Section  906  of  the
     Sarbanes-Oxley Act of 2002.

32.2***  Certification  of the Chief  Financial  Officer  pursuant  to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


____________________


* Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of Form 10-K.

** Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2004.

*** Previously furnished with the Annual Report on Form 10-K for the year ended December 31, 2004.

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

Date:    April 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME                          CAPACITY                          DATE


/s/ John H. Fisher            Chairman of the Board,              April 26, 2005
John H. Fisher                President and
                              Chief Executive Officer
                              (Principal Executive Officer)

/s/ Charles A. Gottesman      Vice Chairman of the Board,         April 26, 2005
Charles A. Gottesman          and Executive Vice President,
                              Business Development

/s/ Michael Umana             Executive Vice President,           April 26, 2005
Michael Umana                 Chief Operating and
                              Financial Officer
                              (Principal Financial Officer)

/s/ Roger P. Deschenes        Vice President, Controller and      April 26, 2005
Roger P. Deschenes            Chief Accounting Officer
                              (Principal Accounting Officer)

/s/ Jonathan O.  Lee          Director                            April 26, 2005
Jonathan O. Lee

/s/                           Director                            April 26, 2005
Robert J. LeFort, Jr.

/s/ John J. Neuhauser         Director                            April 26, 2005
John J. Neuhauser