Form 10-Q
period 2005-04-01
SAUCONY INC
filed 2005-05-11
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 2005
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
                  Class                                     as of May 3, 2005
                  -----                                     -----------------

Class A Common Stock-$.33 1/3 Par Value Per Share              2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share              4,176,593
                                                               ---------
                                                               6,697,240
                                                               =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited......................................3

     Condensed Consolidated Balance Sheets as of April 1, 2005
         and December 31, 2004.................................................3

     Condensed Consolidated Statements of Income for the
         thirteen weeks ended April 1, 2005 and April 2, 2004..................4

     Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended April 1, 2005 and April 2, 2004..................5

     Notes to Condensed Consolidated Financial Statements --
         April 1, 2005......................................................6-12

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.....................................13-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........23-24

Item 4.  Controls and Procedures..............................................25

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 26

Item 6.  Exhibits.............................................................26

Signature.....................................................................27

Exhibit Index.................................................................28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                          SAUCONY, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets
                                 (In thousands, except share and per share amounts)

                                                      ASSETS
                                                                         April 1,              December 31,
                                                                           2005                    2004
                                                                           ----                    ----
Current assets:
   Cash and cash equivalents............................................$  28,437                $  12,042
   Short-term investments...............................................      300                   20,694
   Accounts receivable, net.............................................   27,517                   22,485
   Inventories..........................................................   22,600                   25,645
   Deferred income taxes................................................    2,554                    2,455
   Prepaid expenses and other current assets............................    1,466                    1,316
                                                                        ---------                ---------
     Total current assets...............................................   82,874                   84,637
                                                                        ---------                ---------
Property, plant and equipment, net......................................    9,341                    9,570
                                                                        ---------                ---------
Other assets:
   Goodwill, net........................................................      912                      912
   Deferred charges, net................................................       80                       91
   Other................................................................    1,029                    1,047
                                                                        ---------                ---------
     Total other assets.................................................    2,021                    2,050
                                                                        ---------                ---------
Total assets............................................................$  94,236                $  96,257
                                                                        =========                =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capitalized lease obligations.....................$      64                $      63
   Accounts payable.....................................................    7,246                   10,484
   Accrued expenses and other current liabilities.......................    9,164                   11,249
   Environmental accrual................................................    2,220                    2,275
                                                                        ---------                ---------
     Total current liabilities..........................................   18,694                   24,071
                                                                        ---------                ---------

Long-term obligations:
   Capitalized lease obligations, net of current portion................      123                      138
   Other long-term obligations..........................................      963                      932
   Deferred income taxes................................................    1,931                    1,964
                                                                        ---------                ---------
     Total long-term obligations........................................    3,017                    3,034
                                                                        ---------                ---------

Minority interest in consolidated subsidiary............................      505                      461
                                                                        ---------                ---------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued........................................       --                       --
   Common stock:
     Class A, $.333 par value per share, authorized 20,000,000 shares
       (issued and outstanding April 1, 2005, 2,520,647 and
       December 31, 2004, 2,711,129)....................................      840                      840
     Class B, $.333 par value per share, authorized 20,000,000 shares
       (issued and outstanding April 1, 2005, 4,176,593 and
       December 31, 2004, 4,094,445)....................................    1,392                    1,365
   Additional paid in capital...........................................   18,829                   18,049
   Retained earnings....................................................   49,528                   46,693
   Accumulated other comprehensive income...............................    1,431                    1,744
                                                                        ---------                ---------
       Total stockholders' equity.......................................   72,020                   68,691
                                                                        ---------                ---------
Total liabilities and stockholders' equity..............................$  94,236                $  96,257
                                                                        =========                =========

              The accompanying notes are an integral part of these consolidated financial statements.


                                          SAUCONY, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Income
                           For the Thirteen Weeks Ended April 1, 2005 and April 2, 2004

                                                    (Unaudited)
                                     (In thousands, except per share amounts)


                                                                      Thirteen Weeks            Thirteen Weeks
                                                                          Ended                     Ended
                                                                         April 1,                   April 2,
                                                                           2005                      2004
                                                                           ----                      ----

Net sales..............................................................$   41,851                $   46,969
Other revenue .........................................................        96                       179
                                                                       ----------                ----------
Total revenue .........................................................    41,947                    47,148
                                                                       ----------                ----------
Costs and expenses
   Cost of sales.......................................................    24,257                    27,912
   Selling expenses....................................................     5,752                     6,058
   General and administrative expenses.................................     6,894                     6,078
                                                                       ----------                ----------
     Total costs and expenses..........................................    36,903                    40,048
                                                                       ----------                ----------
Operating income.......................................................     5,044                     7,100
Non-operating income (expense)
   Interest income.....................................................       157                        69
   Interest expense....................................................        (3)                       --
   Foreign currency gains (losses) ....................................       100                      (144)
   Other...............................................................        25                         3
                                                                       ----------                ----------
Income before income taxes and minority interest.......................     5,323                     7,028
Provision for income taxes.............................................     2,083                     2,759
Minority interest in income of consolidated subsidiaries...............        50                        38
                                                                       ----------                ----------
Net income.............................................................$    3,190                $    4,231
                                                                       ==========                ==========

Per share amounts:

Earnings per share:
   Basic:
       Class A common stock............................................$    0.45                 $     0.63
                                                                       =========                 ==========
       Class B common stock............................................$    0.50                 $     0.69
                                                                       =========                 ==========
   Diluted:
       Class A common stock............................................$    0.41                 $     0.58
                                                                       =========                 ==========
       Class B common stock............................................$    0.46                 $     0.64
                                                                       =========                 ==========

Weighted average common shares and equivalents outstanding:
   Basic:
       Class A common stock............................................     2,521                     2,521
       Class B common stock............................................     4,137                     3,801
                                                                       ----------                ----------
         Total.........................................................     6,658                     6,322
                                                                       ==========                ==========
   Diluted:
       Class A common stock............................................     2,521                     2,521
       Class B common stock............................................     4,698                     4,323
                                                                       ----------                ----------
         Total.........................................................     7,219                     6,844
                                                                       ==========                ==========

Cash dividends per share of common stock:
       Class A common stock............................................$    0.050                $    4.050
                                                                       ==========                ==========
       Class B common stock............................................$    0.055                $    4.055
                                                                       ==========                ==========


              The accompanying notes are an integral part of these consolidated financial statements.



                                          SAUCONY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                           For the Thirteen Weeks Ended April 1, 2005 and April 2, 2004

                                                    (Unaudited)
                                                  (In thousands)
                                                                             Thirteen Weeks   Thirteen Weeks
                                                                                  Ended            Ended
                                                                                April 1,         April 2,
                                                                                  2005             2004
                                                                                  ----             ----

Cash flows from operating activities:
     Net income.................................................................$  3,190         $   4,231
   Adjustments to reconcile net income to net cash
    used by operating activities:
     Depreciation and amortization..............................................     455               361
     Provision for bad debts and discounts......................................   1,992             2,032
     Deferred income tax (credit) expense ......................................    (134)              659
     Tax benefit on stock option exercises......................................       6             1,036
     Other......................................................................      12                 8
   Changes in operating assets and liabilities, net of effect foreign currency adjustments:
       (Increase) decrease in assets:
         Accounts receivable....................................................  (7,096)          (15,645)
         Inventories............................................................   2,864               113
Prepaid expenses and other current assets.......................................    (126)              (38)
        Decrease in liabilities:
         Accounts payable.......................................................  (3,221)           (2,012)
         Accrued expenses.......................................................  (2,061)           (1,349)
                                                                                --------          --------
   Total adjustments............................................................  (7,309)          (14,835)
                                                                                --------          --------

Net cash used by operating activities...........................................  (4,119)          (10,604)
                                                                                --------          --------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (235)             (437)
   Sales of short-term investments..............................................  20,428             5,769
   Proceeds from sale of property, plant and equipment..........................       8                --
   Change in deposits and other.................................................     (10)              (63)
                                                                                --------          --------
   Net cash provided by investing activities....................................  20,191             5,269
                                                                                --------          --------

Cash flows from financing activities:
   Repayment of capital lease obligations.......................................     (14)               --
   Dividends paid on common stock...............................................    (351)          (26,251)
   Issuances of common stock, stock option exercises............................     802             2,231
   Issuances of common stock, stock purchase warrant exercises..................      --               352
                                                                                --------          --------
Net cash provided (used) by financing activities................................     437           (23,668)
Effect of exchange rate changes on cash and cash equivalents....................    (114)              (89)
                                                                                --------          --------
Net increase (decrease) in cash and cash equivalents............................  16,395           (29,092)
Cash and equivalents at beginning of period.....................................  12,042            41,781
                                                                                --------         ---------
Cash and equivalents at end of period...........................................$ 28,437         $  12,689
                                                                                ========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  1,144         $     975
                                                                                ========         =========
     Interest...................................................................$      3         $      --
                                                                                ========         =========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$     --         $     279
                                                                                ========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2005

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. The balance sheet amounts at December 31, 2004 in the accompanying financial statements are derived from the Company's audited financial statements for the fiscal year then ended, included in the Company's Annual Report on Form 10-K for such fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2004. Operating results for the thirteen weeks ended April 1, 2005 are not necessarily indicative of the results for the entire year.


NOTE 2 - INVENTORIES

Inventories at April 1, 2005 and December 31, 2004 consisted of the following:

                                                 April 1,       December 31,
                                                   2005            2004
                                                   ----            ----

  Finished goods...............................$  22,393        $  25,503
  Raw material and supplies....................      192              142
  Work in progress.............................       15               --
                                               ---------        ---------
  Total........................................$  22,600        $  25,645
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

Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are presented:

                                                         Thirteen Weeks
                                                              Ended
                                                  -----------------------------
                                                   April 1,            April 2,
                                                     2005               2004
                                                     ----               ----
Net income available to Class A
   and Class B common stockholders................$ 3,190              $ 4,231
                                                  -------              -------

Allocation of net income:
Basic:
   Class A common stock...........................$ 1,137              $ 1,591
   Class B common stock...........................  2,053                2,640
                                                  -------              -------
   Total..........................................$ 3,190              $ 4,231
                                                  =======              =======
Diluted:
   Class A common stock...........................  1,046              $ 1,466
   Class B common stock...........................  2,144                2,765
                                                  -------              -------
   Total..........................................$ 3,190              $ 4,231
                                                  =======              =======
Weighted average common shares
   and equivalents outstanding:
Basic:
   Class A common stock...........................  2,521                2,521
   Class B common stock...........................  4,137                3,801
                                                  -------              -------
   Total..........................................  6,658                6,322
                                                  =======              =======
Diluted:
   Class A common stock...........................  2,521                2,521
   Class B common stock...........................  4,698                4,323
                                                  -------              -------
    Total.........................................  7,219                6,844
                                                  =======              =======

Earnings per share:
Basic:
   Class A common stock...........................$  0.45              $  0.63
                                                  =======              =======
   Class B common stock...........................$  0.50              $  0.69
                                                  =======              =======

Diluted:
   Class A common stock...........................$  0.41              $  0.58
                                                  =======              =======
   Class B common stock...........................$  0.46              $  0.64
                                                  =======              =======


The increase in the weighted average common shares and equivalents outstanding was due to the increase in Class B common shares outstanding from the issuance of approximately 185,000 Class B common shares due to the exercise of stock options.

All of the options to purchase shares of common stock outstanding at April 1, 2005 and April 2, 2004 were included in the computations of diluted earnings per share.

NOTE 4 - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123" ("SFAS 123"), encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB 25"), as interpreted, with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS 123 applied. SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

All stock options granted during the thirteen weeks ended April 2, 2004 were at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such option grants. There were no stock options granted during the thirteen weeks ended April 1, 2005.

In connection with the exercise of options, the Company has realized income tax benefits of $6 and $1,036 for the thirteen weeks ended April 1, 2005 and April 2, 2004, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks ended April 1, 2005 and April 2, 2004, consistent with the fair value method provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             Thirteen Weeks Ended       Thirteen Weeks Ended
                                                                April 1, 2005               April 2, 2004
                                                             Basic        Diluted        Basic       Diluted
                                                             -----        -------        -----       -------
     Net income:
       As reported........................................$  3,190      $  3,190       $  4,231    $  4,231
       Less:  Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................    (268)         (268)          (338)       (338)
                                                          --------      --------       --------    --------
     Pro forma net income ................................$  2,922      $  2,922       $  3,893    $  3,893
                                                          ========      ========       ========    ========

      Pro forma net income allocated:
         Class A common stock.............................$  1,040      $  1,043       $  1,464    $  1,349
         Class B common stock.............................   1,882         1,879          2,429       2,544
                                                          --------      --------       --------    --------
                Total.....................................$  2,922      $  2,922       $  3,893    $  3,893
                                                          ========      ========       ========    ========






                                                            Thirteen Weeks Ended         Thirteen Weeks Ended
                                                                 April 1, 2005               April 2, 2004
                                                            Basic        Diluted          Basic       Diluted
                                                            -----        -------          -----       -------

    Pro forma earnings per share:
     Class A common stock
       As reported........................................$   0.45      $   0.41        $   0.63     $   0.58
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.04)        (0.04)          (0.05)       (0.04)
                                                          --------      --------        --------     --------
     Pro forma net income per share.......................$   0.41      $   0.37        $   0.58     $   0.54
                                                          ========      ========        ========     ========


                                                           Thirteen Weeks Ended         Thirteen Weeks Ended
                                                               April 1, 2005               April 2, 2004
                                                           ---------------------       ---------------------
                                                            Basic       Diluted          Basic      Diluted
                                                            -----       -------          -----      -------
    Pro forma earnings per share:
     Class B common stock
       As reported........................................$   0.50      $  0.46         $  0.69    $   0.64
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.04)       (0.04)          (0.05)      (0.05)
                                                          --------      -------         -------    --------
     Pro forma net income per share.......................$   0.46      $  0.42         $  0.64    $   0.59
                                                          ========      =======         =======    ========

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     Thirteen Weeks
                                                          Ended
                                                      April 2, 2004
                                                      -------------

         Expected life (years).......................      5.0
         Risk-free interest rate.....................      3.0%
         Expected volatility.........................     57.5%
         Expected dividend yield.....................      1.2%

There were no stock options granted during the thirteen weeks ended April 1, 2005.

NOTE 5 - STATEMENT OF COMPREHENSIVE INCOME

                                                                    Thirteen Weeks        Thirteen Weeks
                                                                         Ended                 Ended
                                                                     April 1, 2005         April 2, 2004
                                                                     -------------         -------------

     Net income........................................................$  3,190              $  4,231
     Other comprehensive income:
       Foreign currency translation adjustments........................    (313)                 (176)
                                                                       --------              --------
     Comprehensive income..............................................$  2,877              $  4,055
                                                                       ========              ========

NOTE 6 - DEFERRED CHARGES

Deferred charges as of April 1, 2005 and December 31, 2004 are as follows:

                                                      April 1, 2005                        December 31, 2004
                                                       Accumulated                            Accumulated
                                           Cost       Amortization     Net          Cost     Amortization     Net
                                           ----       ------------     ---          ----     ------------     ---

     Software licenses...................$   1,115    $  (1,040)     $  75        $  1,135     $  (1,057)   $   78
     Other...............................      444         (439)         5             444          (431)       13
                                         ---------    ---------      -----        --------     ---------    ------
     Total...............................$   1,559    $  (1,479)     $  80        $  1,579     $  (1,488)   $   91
                                         =========    =========      =====        ========     =========    ======

Amortization of intangible assets was $21 and $32, respectively, in the thirteen weeks ended April 1, 2005 and April 2, 2004.


NOTE 7 - ENVIRONMENTAL ACCRUAL

In the thirteen weeks ended December 31, 2004, the Company recorded a charge of $2,275 to address environmental conditions at a Company owned distribution facility. The assessment of the liability and the associated costs was an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based on further investigations, based on the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. The following table presents the changes in the liability for the thirteen weeks ended April 1, 2005:

          Balance at December 31, 2004..............................$    2,275
          Additions charged to costs and expenses...................        --
          Deductions from reserve...................................       (55)
                                                                    ----------
          Balance at April 1, 2005..................................$    2,220
                                                                    ==========

NOTE 8 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen weeks ended April 1, 2005 and April 2, 2004, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.


                                                                   Thirteen Weeks      Thirteen Weeks
                                                                       Ended               Ended
                                                                   April 1, 2005       April 2, 2004
                                                                   -------------       -------------
       Revenues:
           Saucony....................................................$ 35,583            $ 41,240
           Other Products.............................................   6,364               5,908
                                                                      --------            --------
                Total revenue.........................................$ 41,947            $ 47,148
                                                                      ========            ========

       Income before income taxes and minority interest:
           Saucony....................................................$  4,637            $  6,372
           Other Products.............................................     686                 656
                                                                      --------            --------
                Total.................................................$  5,323            $  7,028
                                                                      ========            ========


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). FIN 47 requires that the amount recognized as an asset retirement cost shall be measured as of the date the asset retirement obligation was incurred. An entity shall recognize the cumulative effect of initially adopting FIN 47 as a change in accounting principle. Further, an entity shall compute on a pro forma basis and disclose in the footnotes to the financial statements for the beginning of the earliest year presented and at the end of all years presented the amount of the liability for asset retirement obligations as if FIN 47 had been applied during all periods affected. Retrospective application of interim financial information is permitted but not required. The Company is evaluating the provisions of this interpretation to determine the impact on its financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. On April 22, 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R, amending the date for compliance with SFAS 123R so that each registrant that is not a small business issuer, as defined by Regulation S-B, item 10, 17 CFR 228.10, is permitted to implement SFAS 123R at the beginning of its next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, such companies need not comply with SFAS 123R until its interim financial statements for the first quarter of fiscal 2006 are filed with the Securities and Exchange Commission. The Commission's rule does not change the accounting required by SFAS 123R, it only changes the dates for compliance with the standard. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. The adoption of this statement is expected to have a negative effect on the Company's consolidated net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Other Factors That May Affect Future Results" filed by us with the Securities and Exchange Commission on March 16, 2005, which discussion is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by this reference. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission. We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accounts receivable - allowances for doubtful accounts, cooperative advertising, volume incentive rebates, inventories, property, plant and equipment, impairment of long-lived assets, income taxes, stock-based compensation, hedge accounting for derivatives and environmental costs. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.

Dollar amounts throughout this Item 2 are in thousands, except per share amounts.

 Highlights
                                                     Dollar and Percentage
                                                      (Decrease) Increase
                                                      Thirteen Weeks Ended
                                                 April 1, 2005 vs. April 2, 2004
                                                 -------------------------------

    Net sales...................................... $(5,118)          (10.9%)
    Gross profit...................................  (1,463)           (7.7%)
    Selling, general and
      administrative expenses......................     510             4.2%

                                                         Dollar Change
                                                      Thirteen Weeks Ended
                                                 April 1, 2005 vs. April 2, 2004
                                                 -------------------------------

    Operating income...................................     $(2,056)
    Income before income taxes and
      minority interest................................      (1,705)
    Net income.........................................      (1,041)

                                                        Percent of Net Sales
                                                        Thirteen Weeks Ended
                                                  April 1, 2005    April 2, 2004
                                                  -------------    -------------

    Gross profit...................................... 42.0%           40.6%
    Selling, general and
      administrative expenses......................... 30.2            25.8
    Operating income.................................. 12.1            15.1
    Income before income taxes........................ 12.7            15.0
    Net income........................................  7.6             9.0


The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen weeks ended April 1, 2005 and April 2, 2004:



                                           Thirteen Weeks Ended
                                April 1, 2005                 April 2, 2004
                                -------------                 -------------

   Saucony..................$ 35,525      84.9%          $ 41,099         87.5%
   Other Products...........   6,326      15.1%             5,870         12.5%
                            --------     ------          --------        ------
   Total....................$ 41,851     100.0%          $ 46,969        100.0%
                            ========     =====           ========        =====


Thirteen  Weeks  Ended April 1, 2005  Compared to Thirteen  Weeks Ended April 2,
2004

Consolidated Net Sales

Net sales decreased $5,118, or 11%, to $41,851 in the thirteen weeks ended April 1, 2005 from $46,969 in the thirteen weeks ended April 2, 2004.

On a geographic basis, domestic net sales decreased $4,933, or 14%, to $31,035 in the thirteen weeks ended April 1, 2005 from $35,968 in the thirteen weeks ended April 2, 2004. International net sales decreased $185, or 2%, to $10,816 in the thirteen weeks ended April 1, 2005 from $11,001 in the thirteen weeks ended April 2, 2004. The decrease in our international net sales for the thirteen weeks ended April 1, 2005 was partially offset by $531 in sales attributable to favorable changes in foreign exchange rates, as compared to the thirteen weeks ended April 2, 2004.

Saucony Brand Segment

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $5,574, or 14%, to $35,525 in the thirteen weeks ended April 1, 2005 from $41,099 in the thirteen weeks ended April 2, 2004, due to a $5,492 decrease in sales of Saucony footwear and an $81 decrease in sales of Saucony apparel. Partially offsetting these decreases were favorable changes in foreign exchange rates resulting from a weaker U.S. dollar against European and Canadian currencies which increased Saucony international sales by $509 in the thirteen weeks ended April 1, 2005, as compared to the thirteen weeks ended April 2, 2004. The decrease in sales of Saucony footwear was due primarily to a 13% decrease in footwear unit volumes and, to a lesser extent, a 1% decrease in average wholesale per pair footwear selling prices. The volume of footwear sold in the thirteen weeks ended April 1, 2005 decreased 13%, to 1,171 pair from 1,347 pair in the thirteen weeks ended April 2, 2004, primarily due to decreased domestic mid-priced cross-over footwear and domestic Originals footwear unit volumes and decreased international technical footwear unit volumes, partially offset by increased domestic and international special makeup footwear unit volumes and, to a lesser extent, increased domestic technical footwear and closeout footwear unit volumes. Average domestic and international wholesale per pair footwear selling prices in the thirteen weeks ended April 1, 2005 decreased 1%, compared to the thirteen weeks ended April 2, 2004. The decrease in sales of Saucony apparel was due primarily to decreased apparel sales at our Canadian and Dutch subsidiaries, partially offset by increased domestic apparel sales.

Domestic net sales decreased $5,487, or 18%, to $25,056 in the thirteen weeks ended April 1, 2005 from $30,543 in the thirteen weeks ended April 2, 2004, due primarily to $3,362 of decreased sales of mid-priced cross-over footwear, $2,895 of decreased sales of Originals footwear and $1,504 of decreased sales of technical footwear, offset partially by $1,820 of increased sales of special makeup footwear, $305 of increased sales of Saucony apparel and $149 of increased sales of closeout footwear. The volume of domestic footwear sold in the thirteen weeks ended April 1, 2005 decreased 17% to 911 pair from 1,098 pair in the thirteen weeks ended April 2, 2004, including a 50% decrease in Originals footwear unit volumes to 146 pair and a 43% decrease in mid-priced cross-over footwear unit volumes to 191 pair, partially offset by an 42% increase in special makeup footwear unit volumes to 260 pair, a 37% increase in closeout footwear unit volumes to 60 pair and a 5% increase in technical footwear unit volumes to 254 pair. The cross-over and Originals footwear unit volume decrease in the thirteen weeks ended April 1, 2005 at the athletic mall, fashion mall, sporting goods and value channels, compared to the thirteen weeks ended April 2, 2004, was due to a change in consumer preference to fashion-inspired athletic footwear which we did not offer and the ability of our competitors to offer more value in cosmetics and function in their lower-priced footwear products, as compared to our products. The average domestic wholesale per pair footwear selling price in the thirteen weeks ended April 1, 2005 decreased 2%, as compared to the thirteen weeks ended April 2, 2004. The lower average wholesale selling price per pair was due to a change in the product mix of our technical footwear to lower price products and increased special makeup footwear unit volumes. Our special makeup footwear sells at prices below our first quality technical footwear.

We expect further significant declines in sales of cross-over and Originals footwear into the athletic mall, fashion mall, sporting goods and value channels through the third quarter of fiscal 2005 due to the lead time required to introduce new products into the market.

Sales of closeout footwear accounted for approximately 5%, or $1,127, of domestic Saucony net sales in the thirteen weeks ended April 1, 2005 compared to 3%, or $978, in the thirteen weeks ended April 2, 2004. The increase in closeout footwear sales in the thirteen weeks ended April 1, 2005 was primarily due to increased closeout unit volume sold to reduce inventory supply of cross-over footwear.

Originals footwear accounted for approximately 16% of domestic footwear unit volume in the thirteen weeks ended April 1, 2005, compared to 27% in the thirteen weeks ended April 2, 2004. The unit volume decrease in Originals footwear in the thirteen weeks ended April 1, 2005 was primarily due to decreased unit volume of Jazz Originals and Shadow Originals, for both adults and children, sold into the athletic mall, sporting goods and value channels.

Our domestic order cancellation rate for the thirteen weeks ended April 1, 2005 was comparable with the order cancellation rate for the thirteen weeks ended April 2, 2004.

International net sales decreased $87, or 1%, to $10,469 in the thirteen weeks ended April 1, 2005 from $10,556 in the thirteen weeks ended April 2, 2004, due to a $400 decrease in Saucony apparel sales at our Canadian and Dutch subsidiaries due to delays in product deliveries and a $241 decrease in footwear sales at our subsidiaries due primarily to lower average wholesale per pair footwear selling prices as a result of increased footwear unit volume of special makeup footwear, which products carry lower average wholesale per pair selling prices than our technical footwear, partially offset by $510 attributable to favorable currency exchange, primarily resulting from a weaker U.S. dollar against European and Canadian currencies, and, to a lesser extent, a $44 increase in footwear sales at our international distributor business due to higher average wholesale per pair footwear selling prices. The volume of international footwear sold in the thirteen weeks ended April 1, 2005 increased 5%, to 261 pair, from 249 pair in the thirteen weeks ended April 2, 2004. The international footwear average wholesale per pair selling price decreased due to a change in the product mix to increased unit volume of special makeup footwear sold at our British subsidiary.

Other Products Segment

Worldwide sales increased $456, or 8%, to $6,326 in the thirteen weeks ended April 1, 2005 from $5,870 in the thirteen weeks ended April 2, 2004. This increase was due primarily to $701 of increased domestic sales of our Hind brand apparel and, to a lesser extent, $81 of increased sales at our Canadian factory outlet stores and $21 attributable to favorable currency exchange. The favorable currency exchange was primarily due to a weaker U.S. dollar against European and Canadian currencies. These increases were partially offset by $200 of decreased international sales of our Hind brand apparel, $111 of decreased sales of our Spot-bilt brand footwear and $35 of decreased sales at our factory outlet division.

Domestic net sales of Other Products increased $554, or 10%, to $5,979 in the thirteen weeks ended April 1, 2005 from $5,425 in the thirteen weeks ended April 2, 2004. This increase was due primarily to a 21% increase in Hind brand apparel sales, to $3,981 in the thirteen weeks ended April 1, 2005, compared to $3,280 in thirteen weeks ended April 2, 2004. These increases were partially offset by a $111 decrease in sales of our Spot-bilt brand footwear and a $35 decrease in sales at our factory outlet division in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended April 2, 2004.

The Hind apparel sales increase was due primarily to a 12% increase in the average wholesale unit selling price of our Hind apparel brand and, to a lesser extent, an 8% increase in apparel unit volumes. Unit volumes of our Hind apparel increased to 268 units in the thirteen weeks ended April 1, 2005, compared to 248 units in the thirteen weeks ended April 2, 2004. The increase in the average wholesale per unit selling price for our Hind apparel brand was due primarily to a change in the product mix of our special makeup apparel sold in the thirteen weeks ended April 1, 2005 and increased unit volume in our undergarment and fitness product categories, which carry higher selling prices than our running category. The increased Hind apparel unit volume was due primarily to increased undergarment, fitness and special makeup apparel unit volumes sold in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended April 2, 2004. Sales of special makeup apparel accounted for approximately 19% of Hind apparel domestic net sales in the thirteen weeks ended April 1, 2005, compared to 15% of Hind domestic net sales in thirteen weeks ended April 2, 2004.

Domestic sales at our factory outlet stores decreased 2% to $1,808 in the thirteen weeks ended April 1, 2005, compared to $1,843 in the thirteen weeks ended April 2, 2004 due primarily to the prolonged winter weather in the Northeast, partially offset by sales increases at our stores located in the Southeast. Sales at our factory outlet stores open for more than one year decreased 5%, or $101, in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended April 2, 2004.

Spot-bilt brand sales decreased 37% in the thirteen weeks ended April 1, 2005 to $191, compared to $302 in the thirteen weeks ended April 2, 2004, due primarily to a 63% decrease in footwear unit volumes, partially offset by a 71% increase in wholesale per pair selling prices. The decreased footwear unit volumes and increased wholesale per pair selling prices in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended April 1, 2004, were due to closing out certain walking/duty styles in the thirteen weeks ended April 2, 2004 which increased sales volume and lowered average wholesale per pair selling prices during that period.

International net sales of Other Products decreased $98, or 22%, to $347 in the thirteen weeks ended April 1,2005, compared to $445 in thirteen weeks ended April 2, 2004, due primarily to $200 of decreased Hind apparel sales at our Canadian and British subsidiaries, partially offset by $81 of increased sales at our Canadian factory outlet stores and, to a lesser extent, $21 attributable to favorable currency exchange primarily resulting from a weaker U.S. dollar against European and Canadian currencies.

Costs and Expenses

Our gross margin percentage increased 1.4% to 42.0% in the thirteen weeks ended April 1, 2005 from 40.6% in thirteen weeks ended April 2, 2004 due primarily to a reduction in our product costs, favorable currency exchange and a decrease in inventory provisions taken in the thirteen weeks ended April 1, 2005. Our product costs decreased primarily due to a $417 decrease in Saucony domestic footwear product costs reflecting negotiated price reductions and lower mold costs, a $268 decrease in international footwear product costs due to favorable currency exchange reflecting the impact of a weaker U.S. dollar against European and Canadian currencies, a $260 decrease in inventory provisions, primarily due to decreased Saucony domestic footwear inventory provision and a $49 decrease in Hind product costs reflecting a change in our product sourcing to finished goods. Offsetting these decreases in cost of sales was a $393 increase in sales allowances, due primarily to increased domestic Saucony footwear sales allowance provisions provided for anticipated customer returns. Another factor offsetting the increase in gross margin in the thirteen weeks ended April 1, 2005 was increased unit volume of Saucony domestic closeout and special makeup footwear, both of which carry lower margins than our first quality technical footwear.

Selling, general and administrative expenses as a percentage of net sales increased to 30% in the thirteen weeks ended April 1, 2005, compared to 26% in the thirteen weeks ended April 2, 2004. The increase in the selling, general and administrative expenses as a percentage of net sales resulted from a decrease in net sales and increased advertising, selling and administrative expenses in the thirteen weeks ended April 1, 2005. Selling, general and administrative expenses increased to $12,646, or 4%, in the thirteen weeks ended April 1, 2005 from $12,136 in the thirteen weeks ended April 2, 2004, due primarily to a $308 increase in administrative and selling payroll and related fringe benefits resulting from increased staffing, a $223 increase in professional fees, a $180 increase in travel related expenses and a $103 increase in depreciation and generally higher levels of administrative expenses, partially offset by a $306 decrease in advertising, primarily in print media, a $263 decrease in incentive compensation, and a $101 decrease in variable selling expenses. The effects of foreign exchange rate changes increased selling and administrative expenses by $101 in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended April 2, 2004. Included in professional fees in thirteen weeks ended April 1, 2005 were $105 of professional fees associated with our assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and $120 of legal and professional fees related to our review of strategic alternatives and related matters. Professional fees of $158 associated with our assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 were included in professional fees in the thirteen weeks ended April 2, 2004.

Non-Operating Income (Expense)

Non-operating income increased to $279 in the thirteen weeks ended April 1, 2005, compared to an expense of $72 in the thirteen weeks ended April 2, 2004. The increase was due a $244 increase in foreign currency income and an $88 increase in interest income in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended April 2, 2004. Foreign currency income increased to $100 in the thirteen weeks ended April 1, 2005, compared to foreign currency losses of $144 in the thirteen weeks ended April 2, 2004, due primarily to the impact of currency fluctuations on forward foreign currency contracts. Interest income increased to $157 in the thirteen weeks ended April 1, 2005, compared to $69 in the thirteen weeks ended April 2, 2004, due to higher interest rates on invested cash balances and short-term investments.

Income Before Tax and Minority Interest

                                                  Thirteen Weeks Ended
                                             April 1,                April 2,
                                               2005                    2004
                                               ----                    ----
         Segment
           Saucony..........................$ 4,637                  $ 6,372
           Other Products...................    686                      656
                                            -------                  -------
           Total............................$ 5,323                  $ 7,028
                                            =======                  =======

Income before tax and minority interest decreased $1,705 in the thirteen weeks ended April 1, 2005 to $5,323, compared to $7,028 in the thirteen weeks ended April 2, 2004, due primarily to decreased pre-tax income realized by our domestic Saucony business due to lower sales and increased operating expenses. The improvement in our Other Products segment income before tax and minority interest in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended April 2, 2004, was due primarily to improved profitability at our Hind apparel brand due to higher sales and improved gross margins.

Income Taxes

The provision for income taxes decreased to $2,083 in the thirteen weeks ended April 1, 2005 from $2,759 in the thirteen weeks ended April 2, 2004, due primarily to lower pre-tax income realized by our domestic Saucony business. The effective tax rate decreased 0.2% to 39.1% in the thirteen weeks ended April 1, 2005 from 39.3% in the thirteen weeks ended April 2, 2004, due to a shift in the composition of domestic and foreign pre-tax earnings. We credited to additional paid-in capital income tax benefits of options exercised of $6 during the thirteen weeks ended April 1, 2005 and of $1,036 during the thirteen weeks ended April 2, 2004. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period. The decrease in the income tax benefit of options credited to additional paid-in capital in thirteen weeks ended April 1, 2005 was due to the increase in stock option exercises prior to the record date of our special cash dividend paid on our common stock in the first quarter of fiscal 2004.

During the thirteen weeks ended April 1, 2005, we provided $56, for probable tax contingencies.

Minority Interest in Net Income of Consolidated Subsidiary

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense increased to $50 in the thirteen weeks ended April 1, 2005, compared to $38 in the thirteen weeks ended April 2, 2004, due to increased net sales and improved gross margins achieved at Saucony Canada, Inc. in the thirteen weeks ended April 1, 2005.

Net Income

Net income for the thirteen weeks ended April 1, 2005 decreased to $3,190, or $0.41 per Class A share and $0.46 per Class B share on a diluted basis, compared to $4,231, or $0.58 per Class A share and $0.64 per Class B share on a diluted basis, in the thirteen weeks ended April 2, 2004. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the thirteen weeks ended April 1, 2005 consisted of 2,521,000 Class A and 4,698,000 Class B shares, compared to 2,521,000 Class A and 3,801,000 Class B shares in the thirteen weeks ended April 2, 2004.

Liquidity and Capital Resources

As of April 1, 2005, our cash and cash equivalents totaled $28,437, an increase of $16,395 from December 31, 2004. The increase was due primarily to the sales in short term investments of $20,428 and the receipt of $802 of cash as a result of option exercises. The increase in cash was offset in part by the use of $4,119 to fund operations, payment of regular quarterly cash dividends of $351, cash outlays for capital assets of $235 and $14 expended in payment of capital lease obligations.

Our accounts receivable at April 1, 2005 increased $5,104, net of the provision for bad debts and discounts, as compared to at December 31, 2004, due primarily to increased net sales of our Saucony and Other Products in the thirteen weeks ended April 1, 2005, compared to the thirteen weeks ended December 31, 2004. Our days' sales outstanding for our accounts receivable decreased to 60 days in thirteen weeks ended April 1, 2005 from 62 days in the thirteen weeks ended April 2, 2004. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. Our days' sales outstanding decreased in the thirteen weeks ended April 1, 2005 due to a change in the Saucony domestic sales mix to products and programs which offer shorter payment terms. The provision for bad debts and doubtful accounts decreased to $1,992 in the thirteen weeks ended April 1, 2005 from $2,032 in the thirteen weeks ended April 2, 2004 due to decrease in sales discounts, both domestically and at our international subsidiaries in the thirteen weeks ended April 1, 2005.

Inventories decreased $2,864, at April 1, 2005, as compared to December 31, 2004, due primarily to seasonal reductions in inventories resulting from shipping our Spring 2005 programs. Our inventory turns ratio decreased to 4.0 turns in the thirteen weeks ended April 1, 2005 from 5.0 turns in the thirteen weeks ended April 2, 2004, due primarily to increased levels of domestic Saucony cross-over and special makeup footwear and Hind apparel inventories which were on hand at December 31, 2004. The number of days' sales in inventory increased to 85 days in the thirteen weeks ended April 1, 2005 from 73 days in the thirteen weeks ended April 2, 2004, due primarily to increased levels of domestic Saucony cross-over footwear, which we expect to ship at discounted margins in fiscal 2005. The inventory turns ratio represents our net sales for a period divided by our inventory at the end of the period. Days' sales in inventory is defined as the number of average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventories by the average daily cost of sales.

Other factors affecting our operating cash flows in the thirteen weeks ended April 1, 2005, included a $2,061 decrease in accrued expenses due primarily to reduced employee compensation accruals, reflecting the payment of the fiscal 2004 incentive compensation, the timing of our payrolls and a decrease in incentive compensation accrued in the thirteen weeks ended April 1, 2005, partially offset by increased income tax accruals. Accounts payable decreased $3,221 in the thirteen weeks ended April 1, 2005 due to payments made for inventory received in the fourth quarter of fiscal 2004.

On February 17, 2005, our Board of Directors declared regular quarterly cash dividends of $0.050 per share on our Class A Common Stock and $0.055 per share on our Class B Common Stock. The dividends were paid on April 14, 2005 to stockholders of record at the close of business on March 17, 2005. The aggregate dividend payout amounted to approximately $355. As of April 1, 2005, we recorded $355 in current liabilities, under accrued expenses, representing the dividend liability for the April 14, 2005 dividends.

During the thirteen weeks ended April 1, 2005, we did not make any repurchases of our common stock. As of April 1, 2005, we remained authorized to repurchase up to 168,376 shares under the May 1998 stock repurchase program.

We maintain a revolving credit agreement under the terms of which a bank committed up to a maximum of $15,000 to us for cash borrowings and letters of credit. On August 31, 2004, we amended the revolving credit agreement. Pursuant to the amendment, the term of the credit agreement was extended to and expires on August 31, 2005. Upon its expiration, we intend either to extend this facility or enter into a new, similar facility. However, we will evaluate our liquidity needs again around the time the facility is scheduled to terminate, and we may elect not to extend or replace the facility or to delay any extension or replacement of the facility. In addition, we may not be able to extend or replace the facility on similar terms or on terms acceptable to us.

Our liquidity is contingent upon a number of factors, principally our future operating results. We believe that our current cash and cash equivalents, credit facilities and internally generated funds will be adequate to meet our working capital requirements and other operating expenses and, to fund our capital investment needs, dividend payments and debt service payments for at least the next 12 months. During the thirteen weeks ended April 1, 2005, we used $4,119 in cash to fund operations, due primarily to an increase in accounts receivable. In the thirteen weeks ended April 2, 2004, we used $10,604 in cash to fund operations also due primarily to an increase in accounts receivable. We had no borrowings outstanding under our credit facilities, at April 1, 2005 and April 2, 2004.

Off-Balance Sheet Arrangements

We had letters of credit outstanding of $269 at April 1, 2005. All of the letters of credit were issued for the purchase of inventory. We had forward foreign exchange contracts of $4,305 at April 1, 2005, all of which are due to settle within the next 12 months.

                                                          Amounts
                                                         Committed
                                                       April 1, 2005
                                                       -------------

          Letters of credit...............................$   269
          Forward foreign exchange contracts..............  4,305
                                                          -------
          Total...........................................$ 4,574
                                                          =======


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

Recent Accounting Pronouncements

In March 2005, the FASB ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). FIN 47 requires that the amount recognized as an asset retirement cost shall be measured as of the date the asset retirement obligation was incurred. An entity shall recognize the cumulative effect of initially adopting FIN 47 as a change in accounting principle. Further, an entity shall compute on a pro forma basis and disclose in the footnotes to the financial statements for the beginning of the earliest year presented and at the end of all years presented the amount of the liability for asset retirement obligations as if FIN 47 had been applied during all periods affected. Retrospective application of interim financial information is permitted but not required. We are evaluating the provisions of this interpretation to determine the impact on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. On April 22, 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R, "Share Based Payment," amending the date for compliance with SFAS 123R so that each registrant that is not a small business issuer, as defined by Regulation S-B, item 10, 17 CFR 228.10, is permitted to implement SFAS 123R at the beginning of its next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, such companies need not comply with SFAS 123R until its interim financial statements for the first quarter of fiscal 2006 are filed with the Securities and Exchange Commission. The Commission's rule does not change the accounting required by SFAS 123R, it only changes the dates for compliance with the standard. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements. We expect that the adoption of this statement will have a material negative effect on our consolidated net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates, which could affect our future results of operations and financial position. Our objective in managing our exposure to interest rates and foreign currency rate changes is to limit the impact of these changes on cash flows and earnings and to lower our overall borrowing costs. In order to achieve these objectives we identify the risks and manage them by adjusting fixed and variable rate debt positions and selectively hedging foreign currency risks. Borrowings under our credit facilities are based on floating rates, which would increase interest expense in an environment of rising interest rates. Our primary market risk is the risk of exposure to unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound Sterling and the Euro. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments that differ from our functional currency. We attempt to reduce foreign currency exchange risks by using financial instruments, including derivatives pursuant to our hedging policy. We enter into forward exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. We do not enter into forward exchange contracts for speculation or trading purposes. The purpose of our currency hedging activities is to protect our local subsidiaries' cash flows related to these commitments from fluctuations in currency exchange rates. Our forward exchange contracts principally hedge U.S. denominated transactions with our Canadian, Dutch and British subsidiaries. Generally these contracts have maturities that do not exceed one year. Our forward exchange contracts function as effective hedges of our underlying exposure; however, we are required to record changes in the fair value of these foreign currency contracts against earnings in the period of the change in other income and expense. We include all gains and losses related to foreign exchange contracts in cash flows from operating activities in our consolidated statement of cash flows. During the thirteen weeks ended April 1, 2005, we experienced $226 in foreign currency gains on forward foreign exchange contracts, compared to foreign currency losses of $144 on forward foreign currency exchange contracts in the thirteen weeks ended April 2, 2004. While we have a policy of selectively hedging foreign currency risks, this program may not fully insulate us against short-term fluctuations in financial results.

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

Currency Risk

In the ordinary course of business, we enter into forward foreign exchange contracts to hedge firm and anticipated intercompany purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. Our foreign subsidiaries footwear inventory purchases are denominated in U.S. dollars, which exposes us to changes in foreign exchange rates. The purpose of our currency hedging is to protect our local currency cash flows related to these commitments from fluctuations in foreign currency movements. Transactions covered by hedge contracts include intercompany payables. The principal currencies we hedge are the Canadian dollar, British Pound Sterling and Euro. The contracts have no cash requirements until maturity and we record them at fair value on our consolidated balance sheet. Credit risk is minimal as the foreign exchange contracts are with major banking institutions. The fair value of our forward exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward exchange contracts is the estimated amount that we would pay or receive upon termination of the contract, taking into account the change in the currency exchange rates. As of April 1, 2005, the fair value of our forward exchange contracts was $4,300, and as of April 2, 2004, the fair value of our forward exchange contracts was $4,541. We have calculated the effect of a 10% depreciation in the year-end currency exchange rates related to the forward exchange contracts as of April 1, 2005 and April 2, 2004. This depreciation would result in an increase in the unrealized losses on forward exchange contracts of approximately $392 at April 1, 2005 and $429 at April 2, 2004, which would materially affect our results of operations and financial position. Unrealized losses on our forward exchange contracts resulting from changes in currency exchange rates will be partially offset by gains on the exposures being hedged. The calculations of the hypothetical 10% depreciation in the year-end exchange rates assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing an exchange rate for another and do not factor in any potential effects that changes in currency rates may have on the translation of the statement of income, sales volume and prices and on local currency costs. The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars.

Interest Risk

At April 1, 2005 and April 2, 2004, we had $187 and $279, respectively, in capitalized lease obligations outstanding. At April 1, 2005, we had available unsecured committed lines of credit as sources for financing our working capital needs. Borrowings under these credit agreements bear interest at variable rates, which would subject us to credit based interest rate risks. We have also calculated the effect of a 10% depreciation in period end interest rates and have determined the effects to our results of operations and financial position to be immaterial. We are also subject to interest rate risks on our current cash, cash equivalents and short-term investments. We minimize credit risk associated with our short-term investments by using investment grade, highly liquid securities. We have classified all of our short-term investments as available for sale securities. Our short-term investments consist primarily of obligations of United States governmental agencies and state and municipal bonds with original maturities of 91 days to one year. Cash and cash equivalents include all short-term deposits with an original maturity of three months or less.

We do not expect to make any significant changes in our management of foreign currency or interest rate exposures or in the strategies we employ to manage these exposures in the foreseeable future.

ITEM 4.  CONTROLS AND PROCEDURES

   (a)   Evaluation of disclosure controls and procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

   (b)   Changes in internal controls.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

Issuer Purchases of Equity Securities

                                                                       (c) Total Number of    (d) Maximum Number
                              (a) Total           (b) Average         Shares Purchased as    of Shares that May
                            Number of Shares       Price Paid          Part of Publicly         Be Purchased
       Period                 Purchased (1)         per Share            Announced Plan         Under the Plan
       ------              -----------------        ---------         --------------------   -------------------

January 1-28, 2005............     --                  --                      --                  168,376

January 29, 2005 to
   February 28, 2005..........     --                  --                      --                  168,376

February 29, 2005 to
   April 1, 2005..............     --                  --                      --                  168,376

Total.........................     --                  --                      --                  168,376


(1) In May 1998, our Board of Directors approved a stock repurchase plan authorizing the repurchase of up to an aggregate of 750,000 shares of our outstanding common stock, either Class A or Class B or a combination thereof. This plan was publicly announced on June 4, 1998.

(2) Unless terminated earlier by a resolution of our Board of Directors, the plan will expire when we have repurchased all shares authorized for repurchase under the plan.



ITEM 6.  EXHIBITS

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


                                           Saucony, Inc.

Date:   May 11, 2005                       /s/ Michael Umana
                                           -----------------------------------
                                           Michael Umana
                                           Executive Vice President, Finance
                                           Chief Operating and Financial Officer
                                           (Duly authorized officer and
                                            principal financial officer)

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

   99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.