Form 10-Q
period 2005-07-01
SAUCONY INC
filed 2005-08-10
CIK 49401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 1, 2005
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares Outstanding
                  Class                                     as of August 5, 2005
                  -----                                     --------------------

Class A Common Stock-$.33 1/3 Par Value Per Share                 2,520,647
Class B Common Stock-$.33 1/3 Par Value Per Share                 4,402,598
                                                                  ---------
                                                                  6,923,245
                                                                  =========

                         SAUCONY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - Unaudited.....................................3

     Condensed Consolidated Balance Sheets as of July 1, 2005
         and December 31, 2004................................................3

     Condensed Consolidated Statements of Income for the
         thirteen and twenty-six weeks ended July 1, 2005 and
         July 2, 2004.........................................................4

     Condensed Consolidated Statements of Cash Flows for the
         twenty-six weeks ended July 1, 2005 and July 2, 2004.................5

     Notes to Condensed Consolidated Financial Statements --
         July 1, 2005......................................................6-14

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................15-29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......29-31

Item 4.  Controls and Procedures.............................................31

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........32

Item 4.  Submission of Matters to a Vote of Security Holders..............32-33

Item 6.  Exhibits............................................................33

Signature....................................................................34

Exhibit Index................................................................35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                                          SAUCONY, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheet
                                 (In thousands, except share and per share amounts)

                                                      ASSETS
                                                                        July 1,              December 31,
                                                                         2005                    2004
                                                                      -----------                ----
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents...........................................$ 30,164                $ 12,042
   Short-term investments..............................................     300                  20,694
   Accounts receivable, net............................................  28,935                  22,485
   Inventories.........................................................  23,762                  25,645
   Deferred income taxes...............................................   2,036                   2,455
   Prepaid expenses and other current assets...........................   1,163                   1,316
                                                                       --------                --------
     Total current assets..............................................  86,360                  84,637
                                                                       --------                --------
Property, plant and equipment, net.....................................   9,059                   9,570
                                                                       --------                --------
Other assets:
   Goodwill............................................................     912                     912
   Deferred charges, net...............................................     191                      91
   Other...............................................................   1,036                   1,047
                                                                       --------                --------
     Total other assets................................................   2,139                   2,050
                                                                       --------                --------
Total assets...........................................................$ 97,558                $ 96,257
                                                                       ========                ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capitalized lease obligations....................$     65                $     63
   Accounts payable....................................................   9,621                  10,484
   Accrued expenses and other current liabilities......................   9,606                  11,249
   Environmental accrual...............................................   1,957                   2,275
                                                                       --------                --------
     Total current liabilities.........................................   1,249                  24,071
                                                                       --------                --------

Long-term obligations:
   Capitalized lease obligations, net of current portion...............     107                     138
   Other long-term obligations.........................................   1,012                     932
   Deferred income taxes...............................................   1,905                   1,964
                                                                       --------                --------
     Total long-term obligations.......................................   3,024                   3,034
                                                                       --------                --------

Minority interest in consolidated subsidiary...........................     529                     461
                                                                       --------                --------

Stockholders' equity:
   Preferred stock, $1.00 par value per share; authorized
     500,000 shares; none issued.......................................      --                      --
   Common stock:
     Class A, $.333 par value per share, authorized 20,000,000 shares
       (issued July 1, 2005 and December 31, 2004, 2,520,647)..........     840                     840
     Class B, $.333 par value per share, authorized 20,000,000 shares
       (issued July 1, 2005, 4,178,540 and December 31, 2004, 4,094,445)  1,393                   1,365
   Additional paid in capital..........................................  18,839                  18,049
   Retained earnings...................................................  50,866                  46,693
   Accumulated other comprehensive income..............................     818                   1,744
                                                                       --------                --------
       Total stockholders' equity......................................  72,756                  68,691
                                                                       --------                --------
Total liabilities and stockholders' equity.............................$ 97,558                $ 96,257
                                                                       ========                ========

              The accompanying notes are an integral part of these consolidated financial statements.


                                           SAUCONY, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Income
                      For the thirteen and twenty-six weeks ended July 1, 2005 and July 2, 2004

                                                     (Unaudited)
                                     (in thousands, except per share amounts)


                                                            Thirteen      Thirteen     Twenty-Six    Twenty-Six
                                                              Weeks         Weeks         Weeks         Weeks
                                                              Ended         Ended         Ended         Ended
                                                             July 1,       July 2,       July 1,       July 2,
                                                              2005          2004          2005          2004
                                                              ----          ----          ----          ----

Net sales..................................................$ 40,101      $ 43,979      $ 81,952      $ 90,948
Other revenue .............................................      65           103           161           282
                                                           --------      --------      --------      --------

Total revenue .............................................  40,166        44,082        82,113        91,230
                                                           --------      --------      --------      --------

Costs and expenses
   Cost of sales...........................................  23,899        25,908        48,156        53,820
   Selling expenses........................................   5,871         6,311        11,622        12,369
   General and administrative expenses.....................   7,532         6,512        14,426        12,590
                                                           --------      --------      --------      --------
     Total costs and expenses..............................  37,302        38,731        74,204        78,779
                                                           --------      --------      --------      --------

Operating income...........................................   2,864         5,351         7,909        12,451
Non-operating income (expense)
   Interest income.........................................     166            57           323           126
   Interest expense........................................      (1)           (5)           (4)           (5)
   Foreign currency........................................     212          (217)          312          (361)
   Other...................................................       5            14            29            17
                                                           --------      --------      --------     ---------
Income before income taxes and minority interest...........   3,246         5,200         8,569        12,228
Provision for income taxes.................................   1,513         2,129         3,596         4,888
Minority interest in income of consolidated subsidiaries...      39            26            89            64
                                                           --------      --------      --------      --------
Net income.................................................$  1,694      $  3,045      $  4,884      $  7,276
                                                           ========      ========      ========      ========

Per share amounts:

Earnings per share:
   Basic:
       Class A common stock................................$   0.24      $   0.44      $   0.69      $   1.07
                                                           ========      ========      ========      ========
       Class B common stock................................$   0.26      $   0.49      $   0.76      $   1.18
                                                           ========      ========      ========      ========
   Diluted:
       Class A common stock................................$   0.22      $   0.41      $   0.64      $   0.98
                                                           ========      ========      ========      ========
       Class B common stock................................$   0.24      $   0.45      $   0.70      $   1.08
                                                           ========      ========      ========      ========

Weighted average common shares and equivalents outstanding:
   Basic:
       Class A common stock................................   2,521         2,521         2,521         2,521
       Class B common stock................................   4,177         3,992         4,157         3,896
                                                           --------      --------      --------      --------
                                                              6,698         6,513         6,678         6,417
                                                           ========      ========      ========      ========
   Diluted:
       Class A common stock................................   2,521         2,521         2,521         2,521
       Class B common stock................................   4,666         4,527         4,683         4,430
                                                           --------      --------      --------      --------
                                                              7,187         7,048         7,204         6,951
                                                           ========      ========      ========      ========

Cash dividends per share of common stock:
       Class A common stock................................$  0.050      $  0.050      $  0.100      $  4.100
       Class B common stock................................$  0.055      $  0.055      $  0.110      $  4.110


              The accompanying notes are an integral part of these consolidated financial statements.

                                          SAUCONY, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Cash Flows
                           For the Twenty-Six Weeks Ended July 1, 2005 and July 2, 2004

                                                    (Unaudited)
                                                  (In thousands)

                                                                                 July 1,          July 2,
                                                                                  2005             2004
                                                                                  ----             ----

Cash flows from operating activities:
     Net income.................................................................$  4,884          $  7,276
                                                                                --------          --------
   Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
     Depreciation and amortization..............................................     889               736
     Provision for bad debts and discounts......................................   3,478             3,580
     Deferred income tax expense ...............................................     357               598
     Tax benefit on stock option exercises......................................       6             1,107
     Other......................................................................      50                12
   Changes in operating assets and liabilities, net of effect foreign currency adjustments:
       (Increase) decrease in assets:
         Accounts receivable.................................................... (10,176)          (15,111)
         Inventories............................................................   1,411            (5,251)
         Prepaid expenses and other current assets..............................     176               181
        Increase (decrease) in liabilities:
         Accounts payable.......................................................    (825)            2,722
         Accrued expenses.......................................................  (1,802)            1,602
                                                                                --------          --------
   Total adjustments............................................................  (6,436)           (9,824)
                                                                                --------          --------

Net cash used by operating activities...........................................  (1,552)           (2,548)
                                                                                --------          --------

Cash flows from investing activities:
   Purchases of property, plant and equipment...................................    (390)           (2,101)
   Sales of short-term investments..............................................  20,428             5,769
   Proceeds from sale of property, plant and equipment..........................       8                --
   Purchases of short-term investments..........................................      --            (4,863)
   Change in deposits and other.................................................    (122)              (42)
                                                                                --------          --------
   Net cash provided (used) by investing activities.............................  19,924            (1,237)
                                                                                --------          --------

Cash flows from financing activities:
   Repayment of capitalized lease obligations...................................     (30)              (23)
   Dividends paid on common stock...............................................    (706)          (26,595)
   Issuances of common stock, stock option exercises............................     812             2,550
   Issuances of common stock, stock purchase warrant exercises..................      --               352
                                                                                --------          --------
Net cash provided (used) by financing activities................................      76           (23,716)
Effect of exchange rate changes on cash and cash equivalents....................    (326)              (14)
                                                                                --------          --------
Net increase (decrease) in cash and cash equivalents............................  18,122           (27,515)
Cash and equivalents at beginning of period.....................................  12,042            41,781
                                                                                --------          --------
Cash and equivalents at end of period...........................................$ 30,164          $ 14,266
                                                                                ========          ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net of refunds...............................................$  3,523          $  1,952
                                                                                ========          ========
     Interest...................................................................$      4          $      5
                                                                                ========          ========

Non-cash investing and financing activities:
   Property purchased under capital leases......................................$     --          $    279
                                                                                ========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAUCONY, INC. AND SUBSIDIARIES
                                 (the "Company")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2005

                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

On June 1, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Stride Rite Corporation ("Stride Rite"), a Massachusetts Corporation, and OC, Inc., a Massachusetts corporation and a wholly owned subsidiary of Stride Rite (the "Transitory Subsidiary"). The Merger Agreement is subject to approval by the Company's shareholders. The accompanying Condensed Consolidated Financial Statements do not include any adjustments or disclosures that may be required upon consummation of the merger. See Note 2 for further information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been included. The balance sheet amounts at December 31, 2004 in the accompanying financial statements are derived from the Company's audited financial statements for the fiscal year then ended, included in the Company's Annual Report on Form 10-K for such fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2004. Operating results for the thirteen and twenty-six weeks ended July 1, 2005 are not necessarily indicative of the results for the entire year.

NOTE 2 - PROPOSED MERGER

The  Merger  Agreement
----------------------

Upon unanimous approval of the Company's Board of Directors, the Company entered into the Merger Agreement, as defined in Note 1, which provides that upon the terms and conditions set forth therein, the Transitory Subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation (the "Merger").

At the effective time and as a result of the Merger, the Company will become a wholly owned subsidiary of Stride Rite and each share of the Company will be converted into the right to receive $23 in cash per share, without interest ("Merger Consideration"). Also at the effective time, the Company's stock shall be cancelled and cease to exist, giving the holder no rights except to receive the Merger Consideration. Additionally, all unexercisable Company stock options will be accelerated and, along with the exercisable Company stock options, will automatically be cancelled and converted into the right to receive Merger Consideration.

The Merger is subject to customary conditions including (i) the approval of the Merger Agreement by the Company's shareholders (the vote required for approval is an affirmative vote by two-thirds of the outstanding shares of Class A Common Stock in addition to two-thirds of the outstanding shares of Class A Common Stock and Class B Common Stock, voting together as a single class), (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (which has occurred), (iii) absence of any law or legal ruling that would prohibit the consummation of the merger, and (iv) other customary closing conditions specified in the Merger Agreement.

Executive Benefits Arrangement
------------------------------

In connection with the merger agreement, executive benefit arrangements with two key executives of the Company were amended to provide that the two individuals
(i) shall be deemed terminated "for good reason" immediately after the effective time of the merger, (ii) to provide for a reduction of payments under the original executive retention agreements as a result of and upon the closing of the merger, and (iii) to eliminate the excess of those payments that each individual would otherwise receive under the executive retention agreements, to the extent the excess amounts would constitute "excess parachute payments" as defined by the Internal Revenue Code.

Voting Rights Agreement
-----------------------

In connection with the Merger Agreement, a group of stockholders, all related to two key executives of the Company, have agreed to (i) vote their respective shares to approve the Merger Agreement, (ii) vote against any other proposal or offer to acquire the Company, and (iii) appoint Stride Rite as the proxy for his, her or its shares if the respective shareholder is unable to perform the obligations under the agreement.


NOTE 3 - INVENTORIES

Inventories at July 1, 2005 and December 31, 2004 consisted of the following:

                                                July 1,       December 31,
                                                 2005             2004
                                                 ----             ----

       Finished goods.........................$  23,661        $  25,503
       Raw material and supplies..............      101              142
                                              ---------        ---------
       Total..................................$  23,762        $  25,645
                                              =========        =========


NOTE 4 - EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

Basic earnings per share for the Company's Class A and Class B common stock is calculated by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share for the Company's Class A and Class B common stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company's stock incentive plans.

Net income available to the Company's common stockholders is allocated among our two classes of common stock, Class A common stock and Class B common stock. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is presented:

                                                          Thirteen Weeks             Twenty-Six Weeks
                                                              Ended                        Ended
                                                   ---------------------------    --------------------------
                                                   July 1, 2005   July 2, 2004    July 1, 2005  July 2, 2004
                                                   ------------   ------------    ------------  ------------

Net income available to Class A
   and Class B common stockholders..................$   1,694      $   3,045       $   4,884      $   7,276
                                                    ---------      ---------       ---------      ---------

Allocation of undistributed net income:

Basic:
   Class A common stock.............................$     600      $   1,111       $   1,736      $   2,695
   Class B common stock.............................    1,094          1,934           3,148          4,581
                                                    ---------      ---------       ---------      ---------
                                                    $   1,694      $   3,045       $   4,884      $   7,276
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock.............................$     558      $   1,023       $   1,605      $   2,481
   Class B common stock.............................    1,136          2,022           3,279          4,795
                                                    ---------      ---------       ---------      ---------
                                                    $   1,694      $   3,045       $   4,884      $   7,276
                                                    =========      =========       =========      =========

Weighted average common shares
   and equivalents outstanding:

Basic:
   Class A common stock.............................    2,521          2,521           2,521          2,521
   Class B common stock.............................    4,177          3,992           4,157          3,896
                                                    ---------      ---------       ---------      ---------
                                                        6,698          6,513           6,678          6,417
                                                    =========      =========       =========      =========
Diluted:
   Class A common stock.............................    2,521          2,521           2,521          2,521
   Class B common stock.............................    4,666          4,527           4,683          4,430
                                                    ---------      ---------       ---------      ---------
                                                        7,187          7,048           7,204          6,951
                                                    =========      =========       =========      =========
Earnings per share:

Basic:
   Class A common stock.............................$    0.24      $    0.44       $   0.69       $    1.07
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.26      $    0.49       $   0.76       $    1.18
                                                    =========      =========       ========       =========

Diluted:
   Class A common stock.............................$    0.22      $    0.41       $   0.64       $    0.98
                                                    =========      =========       ========       =========
   Class B common stock.............................$    0.24      $    0.45       $   0.70       $    1.08
                                                    =========      =========       ========       =========

The increase in the weighted average common shares and equivalents outstanding was due to the increase in Class B common shares outstanding from the issuance of Class B common shares due to the exercise of stock options.

All of the options to purchase shares of common stock outstanding for the thirteen and twenty-six weeks ended July 1, 2005 and July 2, 2004 were included in the computations of diluted earnings per share.

NOTE 5 - STOCK-BASED COMPENSATION

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

All stock options granted during the twenty-six weeks ended July 1, 2005 and July 2, 2004 were at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for such option grants.

In connection with the exercise of options, the Company has realized income tax benefits of $0 and $71 for the thirteen weeks ended July 1, 2005 and July 2, 2004, respectively, and $6 and $1,107 in the twenty-six weeks ended July 1, 2005 and July 2, 2004, respectively, that have been credited to additional paid-in capital.

Had the Company determined the stock-based compensation expense for the Company's stock options based upon the fair value at the grant date for stock option awards for the thirteen weeks ended July 1, 2005 and July 2, 2004, consistent with the fair value method provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            Thirteen Weeks Ended         Thirteen Weeks Ended
                                                                July 1, 2005                  July 2, 2004
                                                          -----------------------       ---------------------
                                                             Basic        Diluted         Basic       Diluted
                                                             -----        -------         -----       -------

     Net income:
       As reported........................................$  1,694       $  1,694        $  3,045     $  3,045
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --             --              --           --
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................    (287)          (287)           (349)        (349)
                                                          --------       --------        --------     --------
     Pro forma net income ................................$  1,407       $  1,407        $  2,696     $  2,696
                                                          ========       ========        ========     ========

      Pro forma net income allocated:
         Class A common stock.............................$    498       $    463        $    983     $    906
         Class B common stock.............................     909            944           1,713        1,790
                                                          --------       --------        --------     --------
                Total.....................................$  1,407       $  1,407        $  2,696     $  2,696
                                                          ========       ========        ========     ========



                                                            Thirteen Weeks Ended          Thirteen Weeks Ended
                                                                 July 1, 2005                 July 2, 2004
                                                           ---------------------         ---------------------
                                                            Basic        Diluted           Basic       Diluted
                                                            -----        -------           -----       -------

   Pro forma earnings per share:
     Class A common stock
       As reported........................................$   0.24      $   0.22         $   0.44     $   0.41
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --               --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.04)        (0.04)           (0.05)       (0.05)
                                                          --------      --------         --------     --------
     Pro forma net income per share.......................$   0.20      $   0.18         $   0.39     $   0.36
                                                          ========      ========         ========     ========


                                                            Thirteen Weeks Ended          Thirteen Weeks Ended
                                                                July 1, 2005                  July 2, 2004
                                                           ---------------------         ---------------------
                                                            Basic        Diluted          Basic       Diluted
                                                            -----        -------          -----       -------
    Pro forma earnings per share:
     Class B common stock
      As reported.........................................$   0.26      $   0.24        $   0.49     $   0.45
     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax................................       --            --              --           --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.04)        (0.04)          (0.06)       (0.05)
                                                          --------      --------        --------     --------
     Pro forma net income per share.......................$   0.22      $   0.20        $   0.43     $   0.40
                                                          ========      ========        ========     ========


                                                          Twenty-Six Weeks Ended        Twenty-Six Weeks Ended
                                                                July 1, 2005                 July 2, 2004
                                                          ----------------------        ----------------------
                                                           Basic         Diluted         Basic        Diluted
                                                           -----         -------         -----        -------

    Net income:
       As reported........................................$   4,884     $  4,884       $  7,276      $  7,276
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --             --            --
     Less:Total stock-based compensation
       expense determined under the fair value
       based method for all awards, net of
       related tax benefit................................     (555)        (555)          (687)         (687)
                                                          ---------     --------       --------      --------
     Pro forma net income ................................$   4,329     $  4,329       $  6,589      $  6,589
                                                          =========     ========       ========      ========

      Pro forma net income allocated:
         Class A common stock.............................$   1,538     $  1,422       $  2,440      $  2,247
         Class B common stock.............................    2,791        2,907          4,149         4,342
                                                          ---------     --------       --------      --------
                Total.....................................$   4,329     $  4,329       $  6,589      $  6,589
                                                          =========     ========       ========      ========



                                                          Twenty-Six Weeks Ended        Twenty-Six Weeks Ended
                                                                 July 1, 2005                July 2, 2004
                                                           ----------------------       ----------------------
                                                             Basic       Diluted         Basic        Diluted
                                                             -----       -------         -----        -------
    Pro forma earnings per share:
     Class A common stock
       As reported........................................$   0.69      $   0.64       $   1.07      $   0.98
     Add:Stock-based compensation expense
       included in reported net income, net
       of related tax benefit.............................      --            --             --            --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.08)        (0.07)         (0.10)        (0.09)
                                                          --------      --------       --------      --------
     Pro forma net income per share.......................$   0.61      $   0.57       $   0.97      $   0.89
                                                          ========      ========       ========      ========


                                                          Twenty-Six Weeks Ended        Twenty-Six Weeks Ended
                                                          ----------------------        ----------------------
                                                               July 1, 2005                  July 2, 2004
                                                            Basic        Diluted           Basic      Diluted
                                                            -----        -------           -----      -------

   Pro forma earnings per share:
     Class B common stock
       As reported........................................$   0.76      $   0.70       $   1.18      $   1.08
     Add:Stock-based compensation expense
       included in reported net income,
       net of related tax..............................         --            --             --            --
     Less:  Total stock-based compensation
       expense determined under the fair
       value based method for all awards,
       net of related tax benefit.........................   (0.09)        (0.08)         (0.11)        (0.10)
                                                          --------      --------       --------      --------
     Pro forma net income per share.......................$   0.67      $   0.62       $   1.07      $   0.98
                                                          ========      ========       ========      ========






The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           Twenty-Six Weeks     Twenty-Six Weeks
                                               Ended                 Ended
                                            July 1, 2005          July 2, 2004
                                            ------------          ------------

         Expected life (years).............     5.0                   5.0
         Risk-free interest rate...........     3.5%                  3.0%
         Expected volatility...............    40.6%                 55.1%
         Expected dividend yield...........     1.0%                  1.2%

The fair value of options granted during the thirteen weeks ended July 1, 2005 and July 2, 2004 were $30 and $0, respectively, and $130 and $417 for the twenty-six weeks ended July 1, 2005 and July 2, 2004, respectively.

NOTE 6 - STATEMENT OF COMPREHENSIVE INCOME

                                                         Thirteen        Thirteen        Twenty-Six      Twenty-Six
                                                           Weeks           Weeks            Weeks           Weeks
                                                           Ended           Ended            Ended           Ended
                                                       July 1, 2005    July 2, 2004     July 1, 2005    July 2, 2004
                                                       ------------    ------------     ------------    ------------

Net income................................................$ 1,694        $ 3,045          $ 4,884          $ 7,276
Other comprehensive income:
   Foreign currency translation adjustments,
     net of tax...........................................   (612)           120             (926)             (56)
                                                          -------        -------          -------          -------
Comprehensive income......................................$ 1,082        $ 3,165          $ 3,958          $ 7,220
                                                          =======        =======          =======          =======


NOTE 7 - GOODWILL AND DEFERRED CHARGES

Deferred charges as of July 1, 2005 and December 31, 2004 are as follows:

                                                      July 1, 2005                         December 31, 2004
                                         ---------------------------------        --------------------------------
                                                       Accumulated                            Accumulated
                                           Cost       Amortization     Net          Cost     Amortization     Net
                                           ----       ------------     ---          ----     ------------     ---

     Software licenses...................$   1,244    $  (1,053)     $ 191        $  1,135     $  (1,057)   $   78
     Other...............................      444         (444)        --             444          (431)       13
                                         ---------    ---------      -----        --------     ---------    ------
     Total...............................$   1,688    $  (1,497)     $ 191        $  1,579     $  (1,488)   $   91
                                         =========    =========      =====        ========     =========    ======

Amortization of intangible assets was $18 and $28 in the thirteen weeks ended July 1, 2005 and July 2, 2004, respectively. For the twenty-six weeks ended July 1, 2005 and July 2, 2004, amortization expense was $39 and $60, respectively.

NOTE 8 - ENVIRONMENTAL ACCRUAL

In the thirteen weeks ended December 31, 2004, the Company recorded a charge of $2,275 to address environmental conditions at a Company owned distribution facility. The assessment of the liability and the associated costs was an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. Actual costs to address the environmental conditions may change based on further investigations, based on the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. The following table presents the changes in the liability for the thirteen and twenty six weeks ended July 1, 2005:

          Balance at December 31, 2004................................$  2,275
          Additions charged to costs and expenses.....................      --
          Deductions from reserve.....................................     (55)
                                                                      --------
          Balance at April 1, 2005....................................$  2,220
          Additions charged to costs and expenses.....................      --
          Deductions from reserve.....................................    (263)
                                                                      --------
          Balance at July 1, 2005.....................................$  1,957
                                                                      ========

The deductions from the reserve in the thirteen and twenty-six weeks ended July 1, 2005 consists primarily of associated legal costs.


NOTE 9 - OPERATING SEGMENT DATA

The Company's operating segments are organized based on the nature of products and consist of the Saucony segment and Other Products segment. The determination of the reportable segments for the thirteen and twenty-six weeks ended July 1, 2005 and July 2, 2004, as well as the basis of measurement of segment profit or loss, is consistent with the segment reporting disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                                                         Thirteen       Thirteen       Twenty-Six     Twenty-Six
                                                           Weeks          Weeks           Weeks          Weeks
                                                           Ended          Ended           Ended          Ended
                                                       July 1, 2005   July 2, 2004    July 1, 2005   July 2, 2004
                                                       ------------   ------------    ------------   ------------

   Revenues:
      Saucony...........................................$ 34,978        $ 38,438       $ 70,561        $ 79,677
      Other Products....................................   5,188           5,644         11,552          11,553
                                                        --------        --------       --------        --------
         Total revenue..................................$ 40,166        $ 44,082       $ 82,113        $ 91,230
                                                        ========        ========       ========        ========

   Income before income taxes and minority interest:
      Saucony...........................................$  3,135        $  5,193       $  7,772        $ 11,565
      Other Products....................................     111               7            797             663
                                                        --------        --------       --------        --------
   Total ...............................................$  3,246        $  5,200       $  8,569        $ 12,228
                                                        ========        ========       ========        ========


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). FIN 47 requires that the amount recognized as an asset retirement cost shall be measured as of the date the asset retirement obligation was incurred. An entity shall recognize the cumulative effect of initially adopting FIN 47 as a change in accounting principle. Further, an entity shall compute on a pro forma basis and disclose in the footnotes to the financial statements for the beginning of the earliest year presented and at the end of all years presented the amount of the liability for asset retirement obligations as if FIN 47 had been applied during all periods affected. Retrospective application of interim financial information is permitted but not required. We are evaluating the provisions of this interpretation to determine the impact on our financial position, results of operations and cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements
-----------------------------------------

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words "will", "believes", "anticipates", "intends", "estimates", "expects", "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those included in such forward-looking statements. Important factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" filed by us with the Securities and Exchange Commission on March 16, 2005, which discussion is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by this reference. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We anticipate that subsequent events and developments will cause these estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. The forward-looking statements contained in this report should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the Securities and Exchange Commission.

Effects of the Proposed Merger
------------------------------

On June 1, 2005, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Stride Rite Corporation ("Stride Rite"), a Massachusetts Corporation, and OC, Inc., a Massachusetts corporation and a wholly owned subsidiary of Stride Rite (the "Transitory Subsidiary"). The Merger Agreement is subject to approval by our shareholders. The accompanying Condensed Consolidated Financial Statements do not include any adjustments or disclosures that may be required upon consummation of the merger. See Note 2 to the Condensed Consolidated Financials Statements for further information.

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

  Highlights
                                     Thirteen Weeks and Twenty-Six Weeks Ended
                                      July 1, 2005 Compared to Thirteen Weeks
                                      and Twenty-Six Weeks Ended July 2, 2004
                                      ---------------------------------------

                                                Increase (Decrease)
                                       Thirteen Weeks         Twenty-Six Weeks
                                       --------------         ----------------

     Net sales.......................$(3,878)    (8.8%)      $(8,996)    (9.9%)
     Gross profit.................... (1,869)   (10.3%)       (3,332)    (9.0%)
     Selling, general and
       administrative expenses.......    580      4.5%         1,089      4.4%


                                                 Increase (Decrease)
                                          Thirteen Weeks   Twenty-Six Weeks
                                          --------------   ----------------

     Operating income.....................  $ (2,487)          $ (4,542)
     Income before income taxes
       and minority interest..............    (1,954)            (3,659)
     Net income...........................    (1,351)            (2,392)


                                                 Percent of Net Sales
                                                 --------------------
                                          Thirteen Weeks      Twenty-Six Weeks
                                              Ended                Ended
                                         ----------------     ----------------
                                         July 1,  July 2,     July 1,  July 2,
                                          2005     2004        2005      2004
                                          ----     ----        ----      ----

     Gross profit.....................    40.4%    41.1%       41.2%     40.8%
     Selling, general and
       administrative expenses........    33.4     29.2        31.8      27.4
     Operating income.................     7.1     12.2         9.7      13.7
     Income before income taxes
       and minority interest..........     8.1     11.8        10.5      13.4
     Net income.......................     4.2      6.9         6.0       8.0

The following table sets forth the approximate contribution to net sales (in dollars and as a percentage of consolidated net sales) attributable to our Saucony segment and our Other Products segment for the thirteen and twenty-six weeks ended July 1, 2005 and July 2, 2004:

                                              Thirteen Weeks Ended
                                              --------------------
                                    July 1, 2005                 July 2, 2004
                                --------------------        --------------------

    Saucony.....................$ 34,935       87.1%         $ 38,361      87.2%
    Other Products..............   5,166       12.9%            5,618      12.8%
                                --------      ------         --------     ------
    Total.......................$ 40,101      100.0%         $ 43,979     100.0%
                                ========      ======         ========     ======


                                             Twenty-Six Weeks Ended
                                             ----------------------
                                    July 1, 2005                 July 2, 2004
                                --------------------         -------------------

    Saucony.....................$ 70,460       86.0%         $ 79,460      87.4%
    Other Products..............  11,492       14.0%           11,488      12.6%
                                --------      ------         --------     ------
    Total.......................$ 81,952      100.0%         $ 90,948     100.0%
                                ========      ======         ========     ======

Thirteen Weeks Ended July 1, 2005 Compared to Thirteen Weeks Ended July 2, 2004
-------------------------------------------------------------------------------

Consolidated Net Sales
----------------------

Net sales decreased $3,878, or 9%, to $40,101 in the thirteen weeks ended July 1, 2005 from $43,979 in the thirteen weeks ended July 2, 2004.

On a geographic basis, domestic net sales decreased $4,753, or 13%, to $30,705 in the thirteen weeks ended July 1, 2005 from $35,458 in the thirteen weeks ended July 2, 2004. International net sales increased $875, or 10%, to $9,396 in the thirteen weeks ended July 1, 2005 from $8,521 in the thirteen weeks ended July 2, 2004. The increase in our international net sales for the thirteen weeks ended July 1, 2005 was favorably impacted by $491 in sales attributable to favorable changes in foreign exchange rates as compared to the thirteen weeks ended July 2, 2004.


Saucony Brand Segment
---------------------

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $3,426, or 9%, to $34,935 in the thirteen weeks ended July 1, 2005 from $38,361 in the thirteen weeks ended July 2, 2004, due to a $3,251 decrease in sales of Saucony footwear and a $175 decrease in sales of Saucony apparel. Partially offsetting these decreases were favorable changes in foreign exchange rates resulting from a weaker U.S. dollar against European and Canadian currencies which increased Saucony international sales by $474 in the thirteen weeks ended July 1, 2005 as compared to the thirteen weeks ended July 2, 2004. The decrease in sales of Saucony footwear was due primarily to a 10% decrease in footwear unit volumes, partially offset by a 1% increase in average wholesale per pair footwear selling prices. The volume of footwear sold in the thirteen weeks ended July 1, 2005 decreased 10%, to 1,189 pair from 1,319 pair in the thirteen weeks ended July 2, 2004, primarily due to decreased domestic mid-priced cross-over and Originals footwear unit volumes and, to a lesser extent, decreased domestic technical footwear unit volumes, partially offset by increased domestic closeout footwear unit volumes, increased international technical and increased domestic special makeup footwear unit volumes. Average domestic and international wholesale per pair footwear selling prices in the thirteen weeks ended July 1, 2005 increased 1% compared to the thirteen weeks ended July 2, 2004. The decrease in sales of Saucony apparel was due primarily to decreased apparel sales at our Canadian and Dutch subsidiaries.

Domestic net sales decreased $4,352, or 14%, to $25,793 in the thirteen weeks ended July 1, 2005 from $30,145 in the thirteen weeks ended July 2, 2004, due primarily to $4,743 of decreased sales of mid-priced cross-over footwear, $2,664 of decreased sales of Originals footwear and, to a lesser extent, $223 of decreased sales of technical footwear, offset partially by $3,134 of increased sales of closeout footwear and, to a lesser extent, $130 of increased sales of special makeup footwear and $14 of increased sales of Saucony apparel. The volume of domestic footwear sold in the thirteen weeks ended July 1, 2005 decreased 13% to 951 pair from 1,096 pair in the thirteen weeks ended July 2, 2004, including a 48% decrease in Originals footwear unit volumes to 146 pair and a 46% decrease in mid-priced cross-over footwear unit volumes to 191 pair and, to a lesser extent, a 3% decrease in technical footwear unit volumes to 245 pair, partially offset by an 841% increase in closeout footwear unit volumes to 160 pair and, to a lesser extent, a 9% increase in special makeup footwear unit volumes to 209 pair. The average domestic wholesale per pair footwear selling price in the thirteen weeks ended July 1, 2005 decreased 2% as compared to the thirteen weeks ended July 2, 2004. The lower average wholesale selling price per pair was due to a change in the product mix to increased closeout and special makeup footwear unit volumes. Our closeout and special makeup footwear sell at prices below our first quality technical footwear.

Sales of closeout footwear accounted for approximately 13%, or $3,396, of domestic Saucony net sales in the thirteen weeks ended July 1, 2005 compared to 1%, or $262, in the thirteen weeks ended July 2, 2004. The increase in closeout footwear sales in the thirteen weeks ended July 1, 2005 was primarily due to increased closeout unit volume sold to reduce inventory supply of cross-over and technical footwear.

Originals footwear accounted for approximately 15% of domestic footwear unit volume in the thirteen weeks ended July 1, 2005, compared to 26% in the thirteen weeks ended July 2, 2004. The unit volume decrease in Originals footwear in the thirteen weeks ended July 1, 2005 was due primarily to decreased unit volume of Jazz Originals and Shadow Originals, for both adults and children, sold into the athletic mall, sporting goods and value channels.

Our domestic order cancellation rate for the thirteen weeks ended July 1, 2005 was comparable with the order cancellation rate for the thirteen weeks ended July 2, 2004.

At July 1, 2005, our backlog of unfilled orders scheduled for delivery within the next five months (July 2, 2005 - November 25, 2005) decreased 9.9% to $40,920, from $44,912 at July 2, 2004. At July 1, 2005, the backlog of unfilled orders scheduled for delivery in the next twelve months decreased 10% to $44,228, from $48,968 at July 2, 2004. These decreases were due primarily to a decrease in domestic orders from specific customers for our cross-over and Originals footwear in the athletic and fashion mall channels. The decreases in these product categories were partially offset by a 19% increase in orders from the specialty run footwear channel.

International net sales increased $926, or 11%, to $9,142 in the thirteen weeks ended July 1, 2005 from $8,216 in the thirteen weeks ended July 2, 2004, due to a $1,089 increase in footwear sales at our subsidiaries due primarily to increased technical and special makeup footwear unit volumes, and $474 attributable to favorable currency exchange, primarily resulting from a weaker U.S. dollar against European and Canadian currencies. This increase in international sales was partially offset by lower average wholesale per pair footwear selling prices as a result of increased footwear unit volume of special makeup footwear, which products carry lower average wholesale per pair selling prices than our technical footwear and, to a lesser extent, a $439 decrease in footwear sales at our international distributor business due to decreased technical footwear unit volumes and, to a lesser extent, a $198 decrease in Saucony apparel sales at our Canadian and Dutch subsidiaries due to delays in product deliveries. The volume of international footwear sold in the thirteen weeks ended July 1, 2005 increased 7%, to 238 pair, from 223 pair in the thirteen weeks ended July 2, 2004. The international footwear average wholesale per pair selling price decreased due to a change in the technical footwear product mix to lower priced product at our Dutch and Canadian subsidiaries.


Other Products Segment
----------------------

Worldwide sales decreased $452, or 8%, to $5,166 in the thirteen weeks ended July 1, 2005 from $5,618 in the thirteen weeks ended July 2, 2004. The decrease was due primarily to $249 of decreased domestic sales of our Hind brand apparel and, to a lesser extent, $105 of decreased sales at our domestic factory outlet division, $82 of decreased international sales of our Hind brand apparel and $47 of decreased sales of our Spot-bilt brand footwear. These decreases were partially offset by $14 of increased sales at our Canadian factory outlet stores and $17 attributable to favorable currency exchange. The favorable currency exchange was primarily due to a weaker U.S. dollar against European and Canadian currencies.

Domestic net sales of Other Products decreased $401, or 8%, to $4,912 in the thirteen weeks ended July 1, 2005 from $5,313 in the thirteen weeks ended July 2, 2004. This decrease was due primarily to a 11% decrease in Hind brand apparel sales, to $2,097 in the thirteen weeks ended July 1, 2005, compared to $2,346 in thirteen weeks ended July 2, 2004 and, to a lesser extent, a $105 decrease in sales at our factory outlet division and a $47 decrease in sales of our Spot-bilt brand footwear in the thirteen weeks ended July 1, 2005, compared to the thirteen weeks ended July 2, 2004.

The Hind apparel sales decrease was due primarily to an 8% decrease in apparel unit volumes and, to a lesser extent, a 3% decrease in the average wholesale unit selling price of our Hind apparel brand. Unit volumes of our Hind apparel decreased to 170 units in the thirteen weeks ended July 1, 2005, compared to 185 units in the thirteen weeks ended July 2, 2004. The decrease in the average wholesale per unit selling price for our Hind apparel brand was due primarily to a change in the product mix of our special makeup apparel sold in the thirteen weeks ended July 1, 2005 and changes in the product mix to lower-priced products. The decreased Hind apparel unit volume was due primarily to decreased special makeup, running and cycle apparel unit volumes sold in the thirteen weeks ended July 1, 2005, compared to the thirteen weeks ended July 2, 2004. Sales of special makeup apparel accounted for approximately 22% of Hind apparel domestic net sales in the thirteen weeks ended July 1, 2005, compared to 25% of Hind domestic net sales in thirteen weeks ended July 2, 2004.

Domestic sales at our factory outlet stores decreased 4% to $2,634 in the thirteen weeks ended July 1, 2005, compared to $2,739 in the thirteen weeks ended July 2, 2004, due primarily to sales decreases at several of our factory outlet stores, partially offset by additional sales realized due to the opening of two new factory outlet stores. Sales at our factory outlet stores open for more than one year decreased 7%, or $179, in the thirteen weeks ended July 1, 2005, compared to the thirteen weeks ended July 2, 2004.

Spot-bilt brand sales decreased 21% in the thirteen weeks ended July 1, 2005 to $181, compared to $228 in the thirteen weeks ended July 2, 2004, due primarily to a 52% decrease in footwear unit volumes, partially offset by a 65% increase in wholesale per pair selling prices. The decreased footwear unit volumes and increased wholesale per pair selling prices in the thirteen weeks ended July 1, 2005, compared to the thirteen weeks ended July 2, 2004, were due to closing out certain walking/duty styles in the thirteen weeks ended July 2, 2004, which increased sales volume and lowered average wholesale per pair selling prices during that period.

International net sales of Other Products decreased $51, or 17%, to $254 in the thirteen weeks ended July 1, 2005, compared to $305 in thirteen weeks ended July 2, 2004, due primarily to $82 of decreased Hind apparel sales to our international distributors and, to a lesser extent, at our Canadian and British subsidiaries, partially offset by $14 of increased sales at our Canadian factory outlet stores and, to a lesser extent, $17 attributable to favorable currency exchange primarily resulting from a weaker U.S. dollar against European and Canadian currencies.


Costs and Expenses
------------------

Our gross margin percentage decreased 0.7% to 40.4% in the thirteen weeks ended July 1, 2005 from 41.1% in thirteen weeks ended July 2, 2004, due primarily to increased unit volume of domestic Saucony closeout footwear, which products carry lower gross margin than our first quality technical footwear and, to a lesser extent, an increase in sales allowances. Our sales allowance increased due primarily to increased domestic Saucony footwear sales allowance provisions provided for anticipated customer returns. Offsetting this decrease was a reduction in our product costs, favorable currency exchange and a decrease in inventory provisions taken in the thirteen weeks ended July 1, 2005. Our product costs decreased due primarily to a $529 decrease in international footwear product costs due to favorable currency exchange reflecting the impact of a weaker U.S. dollar against European and Canadian currencies, a $443 decrease in Saucony domestic footwear product costs reflecting negotiated price reductions and lower mold costs and a $31 decrease in Hind product costs reflecting a change in our product sourcing to finished goods.

Selling, general and administrative expenses as a percentage of net sales increased to 33.4% in the thirteen weeks ended July 1, 2005, compared to 29.2% in the thirteen weeks ended July 2, 2004. The increase in the selling, general and administrative expenses as a percentage of net sales resulted from a decrease in net sales and increased administrative expenses in the thirteen weeks ended July 1, 2005. Selling, general and administrative expenses increased to $13,403, or 5%, in the thirteen weeks ended July 1, 2005 from $12,823 in the thirteen weeks ended July 2, 2004, due primarily to a $834 increase in professional fees and, to a lesser extent, $150 in costs related to the settlement of a patent infringement lawsuit, $85 in costs related to our review of strategic alternatives and the sale of the Company, a $102 increase in travel related expenses, a $64 increase in depreciation expense and $247 of other administrative expense increases, partially offset by a $586 decrease in administrative and selling payroll and related fringe benefits due to lower incentive compensation, a $194 decrease in advertising, primarily print media, and a $140 decrease in variable selling expenses. The effects of foreign exchange rate changes increased selling and administrative expenses by $105 in the thirteen weeks ended July 1, 2005, compared to the thirteen weeks ended July 2, 2004. Included in professional fees in the thirteen weeks ended July 1, 2005 were $778 of legal and professional fees related to our review of strategic alternatives and the sale of the Company and related matters and $175 of legal fees related to the patent infringement lawsuit. Professional fees of $209 associated with our assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 were included in professional fees in the thirteen weeks ended July 2, 2004.


Non-Operating Income (Expense)
------------------------------

Non-operating income increased to $382 in the thirteen weeks ended July 1, 2005, compared to an expense of $151 in the thirteen weeks ended July 2, 2004. The increase was primarily due to a $429 increase in foreign currency gains and a $109 increase in interest income in the thirteen weeks ended July 1, 2005, compared to the thirteen weeks ended July 2, 2004. Foreign currency income increased to $212 in the thirteen weeks ended July 1, 2005, compared to foreign currency losses of $217 in the thirteen weeks ended July 2, 2004, due primarily to the impact of currency fluctuations on forward foreign currency contracts. Interest income increased to $166 in the thirteen weeks ended July 1, 2005, compared to $57 in the thirteen weeks ended July 2, 2004, due to higher interest rates and increased invested cash balances and short-term investments.


Income Before Tax and Minority Interest
---------------------------------------

                                                  Thirteen Weeks Ended
                                            ---------------------------------
                                            July 1,                   July 2,
                                             2005                      2004
                                             ----                      ----
         Segment
           Saucony..........................$ 3,135                  $ 5,193
           Other Products...................    111                        7
                                            -------                  -------
           Total............................$ 3,246                  $ 5,200
                                            =======                  =======

Income before tax and minority interest decreased $1,954 in the thirteen weeks ended July 1, 2005 to $3,246, compared to $5,200 in the thirteen weeks ended July 2, 2004, due primarily to decreased pre-tax income realized by our domestic Saucony business due to lower sales, lower gross margins and increased operating expenses. $1,013 of the decrease in our pre-tax income was due to one time charges associated with the sale of the Company and the settlement of a patent infringement lawsuit. The improvement in our Other Products segment in income before tax and minority interest in the thirteen weeks ended July 1, 2005, compared to the thirteen weeks ended July 2, 2004, was due primarily to improved profitability at our Hind apparel brand due to improved gross margins.

Income Taxes
------------

The provision for income taxes decreased to $1,513 in the thirteen weeks ended July 1, 2005 from $2,129 in the thirteen weeks ended July 2, 2004, due primarily to lower pre-tax income realized by our domestic Saucony business. The effective tax rate increased 5.7% to 46.6% in the thirteen weeks ended July 1, 2005 from 40.9% in the thirteen weeks ended July 2, 2004, due to the non-deductibility of transaction costs related to our evaluation of strategic alternatives and the sale of the Company. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period. During the thirteen weeks ended July 1, 2005, we provided $37 for probable tax contingencies.

Minority Interest in Net Income of Consolidated Subsidiary
----------------------------------------------------------

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense increased to $39 in the thirteen weeks ended July 1, 2005, compared to $26 in the thirteen weeks ended July 2, 2004, due to increased net sales and improved gross margins achieved at Saucony Canada, Inc. in the thirteen weeks ended July 1, 2005.

Net Income
----------

Net income for the thirteen weeks ended July 1, 2005 decreased to $1,694, or $0.22 per Class A share and $0.24 per Class B share on a diluted basis, compared to $3,045, or $0.41 per Class A share and $0.45 per Class B share on a diluted basis, in the thirteen weeks ended July 2, 2004. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the thirteen weeks ended July 1, 2005 consisted of 2,521,000 Class A and 4,666,000 Class B shares, compared to 2,521,000 Class A and 4,527,000 Class B shares in the thirteen weeks ended July 2, 2004.



Twenty-Six weeks Ended July 1, 2005 Compared to Twenty-Six weeks Ended July 2, 2004
-------------------------------------------------------------------------------

Consolidated Net Sales
----------------------

Net sales decreased $8,996, or 10%, to $81,952 in the twenty-six weeks ended July 1, 2005 from $90,948 in the twenty-six weeks ended July 2, 2004.

On a geographic basis, domestic net sales decreased $9,686, or 14%, to $61,740 in the twenty-six weeks ended July 1, 2005 from $71,426 in the twenty-six weeks ended July 2, 2004. International net sales increased $690, or 4%, to $20,212 in the twenty-six weeks ended July 1, 2005 from $19,522 in the twenty-six weeks ended July 2, 2004. The increase in our international net sales for the twenty-six weeks ended July 1, 2005 was favorably impacted by $1,022 in sales attributable to favorable changes in foreign exchange rates, as compared to the twenty-six weeks ended July 2, 2004.

Saucony Brand Segment
---------------------

Worldwide net sales of Saucony branded footwear and Saucony branded apparel decreased $9,000 or 11%, to $70,460 in the twenty-six weeks ended July 1, 2005 from $79,460 in the twenty-six weeks ended July 2, 2004, due to a $9,705 decrease in sales of Saucony footwear and a $279 decrease in sales of Saucony apparel. Partially offsetting these decreases were favorable changes in foreign exchange rates resulting from a weaker U.S. dollar against European and Canadian currencies which increased Saucony international sales by $984 in the twenty-six weeks ended July 1, 2005, as compared to the twenty-six weeks ended July 2,
2004. The decrease in sales of Saucony footwear was due primarily to an 11% decrease in footwear unit volumes, partially offset by a 0.3% increase in average wholesale per pair footwear selling prices. The volume of footwear sold in the twenty-six weeks ended July 1, 2005 decreased 11%, to 2,360 pair from
2,665  pair in the  twenty-six  weeks  ended  July  2,  2004,  primarily  due to decreased domestic mid-priced cross-over footwear and domestic Originals footwear unit volumes, partially offset by increased domestic closeout footwear unit volumes and, to a lesser extent, increased domestic special makeup footwear unit volumes and increased international technical footwear unit volumes. The decrease in sales of Saucony apparel was due primarily to decreased apparel sales at our Canadian and Dutch subsidiaries.

Domestic net sales decreased $9,839, or 16%, to $50,849 in the twenty-six weeks ended July 1, 2005 from $60,688 in the twenty-six weeks ended July 2, 2004, due primarily to $8,105 of decreased sales of mid-priced cross-over footwear, $5,559 of decreased sales of Originals footwear and $1,728 of decreased sales of technical footwear, offset partially by $3,283 of increased sales of closeout footwear, $1,950 of increased sales of special makeup footwear and $319 of increased sales of Saucony apparel. The volume of domestic footwear sold in the twenty-six weeks ended July 1, 2005 decreased 15% to 1,862 pair in the twenty-six weeks ended July 1, 2005 from 2,194 pair in the twenty-six weeks ended July 2, 2004, including a 49% decrease in Originals footwear unit volumes to 292 pair and a 45% decrease in mid-priced cross-over footwear unit volumes to 382 pair, partially offset by a 263% increase in closeout footwear unit volumes to 219 pair, a 25% increase in special makeup footwear unit volumes to 469 pair and a 1% increase in technical footwear unit volumes to 500 pair. The average domestic wholesale per pair footwear selling price in the twenty-six weeks ended July 1, 2005 decreased 2%, as compared to the twenty-six weeks ended July 2, 2004. The lower average wholesale selling price per pair was due to increased closeout and special makeup footwear unit volumes and a change in the product mix of our technical footwear to lower price products. Our closeout and special makeup footwear sells at prices below our first quality technical footwear.

Sales of closeout footwear accounted for approximately 9%, or $4,523, of domestic Saucony net sales in the twenty-six weeks ended July 1, 2005 compared to 2%, or $1,240, in the twenty-six weeks ended July 2, 2004. The increase in closeout footwear sales in the twenty-six weeks ended July 1, 2005 was due primarily to increased closeout unit volume sold to reduce inventory supply of technical and cross-over footwear.

Originals footwear accounted for approximately 16% of domestic footwear unit volume in the twenty-six weeks ended July 1, 2005, compared to 26% in the twenty-six weeks ended July 2, 2004. The unit volume decrease in Originals footwear in the twenty-six weeks ended July 1, 2005 was primarily due to decreased unit volume of Jazz Originals and Shadow Originals, for both adults and children, sold into the athletic mall, sporting goods and value channels.

Our domestic order cancellation rate for the twenty-six weeks ended July 1, 2005 was comparable with the order cancellation rate for the twenty-six weeks ended July 2, 2004.

At July 1, 2005, our backlog of unfilled orders scheduled for delivery within the next five months (July 2, 2005 - November 25, 2005) decreased 9% to $40,920, from $44,912 at July 2, 2004. At July 1, 2005, the backlog of unfilled orders scheduled for delivery in the next twelve months decreased 10% to $44,228, from $48,968 at July 2, 2004. These decreases were due primarily to a decrease in domestic orders from specific customers for our cross-over and Originals footwear in the athletic and fashion mall channels. The softness in these product categories was partially offset by a significant -- 19% increase in orders from the specialty run footwear channel.

International net sales increased $839, or 4%, to $19,611 in the twenty-six weeks ended July 1, 2005 from $18,772 in the twenty-six weeks ended July 2, 2004, due primarily to $984 attributable to favorable currency exchange, primarily resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, a $849 increase in footwear sales, due primarily to increased unit volumes at our Canadian and British subsidiaries, partially offset by a $598 decrease in Saucony apparel sales at our Canadian and Dutch subsidiaries and a $396 decrease in footwear sales at our international distributor business due to a 14% decrease in footwear unit volumes. The volume of international footwear sold in the twenty-six weeks ended July 1, 2005 increased 6%, to 498 pair, from 471 pair in the twenty-six weeks ended July 2, 2004. The international footwear average wholesale per pair selling price decreased due to a change in the product mix to increased unit volume of special makeup footwear sold at our British subsidiary and a change in the technical footwear product mix sold at our Canadian and Dutch subsidiaries to lower priced products.

Other Products Segment
----------------------

Worldwide sales increased $4 to $11,492 in the twenty-six weeks ended July 1, 2005 from $11,488 in the twenty-six weeks ended July 2, 2004. This increase was due primarily to $451 of increased domestic sales of our Hind brand apparel and, to a lesser extent, $38 attributable to favorable currency exchange and a $16 increase in sales at our Canadian factory outlet stores. The favorable currency exchange was due primarily to a weaker U.S. dollar against European and Canadian currencies. These increases were partially offset by $203 of decreased international sales of our Hind brand apparel, $158 of decreased sales of our Spot-bilt brand footwear and $140 of decreased sales at our factory outlet division.

Domestic net sales of our Other Products segment increased $153, or 1%, to $10,891 in the twenty-six weeks ended July 1, 2005 from $10,738 in the twenty-six weeks ended July 2, 2004. This increase was due primarily to an 8% increase in Hind brand apparel sales, to $6,077 in the twenty-six weeks ended July 1, 2005, compared to $5,626 in twenty-six weeks ended July 2, 2004. This increase was partially offset by a $158 decrease in sales of our Spot-bilt brand footwear and a $140 decrease in sales at our factory outlet division in the twenty-six weeks ended July 1, 2005, compared to the twenty-six weeks ended July 2, 2004.

The Hind apparel sales increase was due primarily to a 7% increase in the average wholesale unit selling price of our Hind apparel brand and, to a lesser extent, a 1% increase in apparel unit volumes. Unit volumes of our Hind apparel increased to 436 units in the twenty-six weeks ended July 1, 2005, compared to 432 units in the twenty-six weeks ended July 2, 2004. The increase in the average wholesale per unit selling price for our Hind apparel brand was due primarily to a change in the product mix of our special makeup apparel sold in the twenty-six weeks ended July 1, 2005 and increased unit volume in our undergarment and fitness product categories, which carry higher selling prices than our running category. The increased Hind apparel unit volume was due primarily to increased undergarment, fitness and special makeup apparel unit volumes sold in the twenty-six weeks ended July 1, 2005, compared to the twenty-six weeks ended July 2, 2004. Sales of special makeup apparel accounted for approximately 20% of Hind apparel domestic net sales in the twenty-six weeks ended July 1, 2005, compared to 19% of Hind domestic net sales in the twenty-six weeks ended July 2, 2004.

Domestic sales at our factory outlet stores decreased 3% to $4,442 in the twenty-six weeks ended July 1, 2005, compared to $4,582 in the twenty-six weeks ended July 2, 2004, due primarily to the prolonged winter weather in the Northeast, partially offset by a $140 increase in sales due to the opening of two new factory outlet stores in 2005 and the impact of two factory outlet stores opened in the first quarter of 2004. Sales at our factory outlet stores open for more than one year decreased 6%, or $280, in the twenty-six weeks ended July 1, 2005, compared to the twenty-six weeks ended July 2, 2004.

Spot-bilt brand sales decreased 30% in the twenty-six weeks ended July 1, 2005 to $372, compared to $530 in the twenty-six weeks ended July 2, 2004, due primarily to a 58% decrease in footwear unit volumes, partially offset by a 66% increase in wholesale per pair selling prices. The decreased footwear unit volumes and increased wholesale per pair selling prices in the twenty-six weeks ended July 1, 2005, compared to the twenty-six weeks ended July 2, 2004, were due to closing out certain walking/duty styles in the twenty-six weeks ended July 2, 2004 which increased sales volume and lowered average wholesale per pair selling prices during that period.

International net sales of our Other Products segment decreased $149, or 20%, to $601 in the twenty-six weeks ended July 1, 2005, compared to $750 in twenty-six weeks ended July 2, 2004, due primarily to $203 of decreased Hind apparel sales to our international distributors and, to a lesser extent, at our Canadian and British subsidiaries, partially offset by $38 attributable to favorable currency exchange primarily resulting from a weaker U.S. dollar against European and Canadian currencies and, to a lesser extent, $16 of increased sales at our Canadian factory outlet stores.


Costs and Expenses
------------------

Our gross margin percentage increased 0.4% to 41.2% in the twenty-six weeks ended July 1, 2005 from 40.8% in twenty-six weeks ended July 2, 2004 due primarily to favorable currency exchange, a reduction in our product costs and a decrease in inventory provisions taken in the twenty-six weeks ended July 1, 2005. Our product costs decreased due primarily to a $814 decrease in international footwear product costs due to favorable currency exchange reflecting the impact of a weaker U.S. dollar against European and Canadian currencies, a $793 decrease in Saucony domestic footwear product costs reflecting negotiated price reductions and lower mold costs, a $244 decrease in inventory provisions, due primarily to decreased Saucony domestic footwear inventory provision and a $80 decrease in Hind product costs reflecting a change in our product sourcing to finished goods. Offsetting these decreases in cost of sales were increased sales allowances, due primarily to increased domestic Saucony footwear sales allowance provisions provided for anticipated customer returns. Another factor offsetting the increase in gross margin in the twenty-six weeks ended July 1, 2005 was increased unit volume of Saucony domestic closeout and special makeup footwear, both of which carry lower margins than our first quality technical footwear.

Selling, general and administrative expenses as a percentage of net sales increased to 31.8% in the twenty-six weeks ended July 1, 2005, compared to 27.4% in the twenty-six weeks ended July 2, 2004. The increase in the selling, general and administrative expenses as a percentage of net sales resulted from a decrease in net sales and increased administrative expenses in the twenty-six weeks ended July 1, 2005. Selling, general and administrative expenses increased to $26,048, or 4.5%, in the twenty-six weeks ended July 1, 2005 from $24,959 in the twenty-six weeks ended July 2, 2004, due primarily to a $1,056 increase in professional fees, increased administrative spending due to a $673 decrease in product, commercialization and distribution costs allocated to our costs of sales, a $236 increase in travel related expenses, a $166 increase in depreciation, $150 in costs related to the settlement of a patent infringement lawsuit, $103 of costs related to our review of strategic alternatives and the sale of the Company and generally higher levels of administrative expenses, partially offset by a $634 decrease in print media advertising, a $559 decrease in administrative and selling payroll and related fringe benefits due to decreased incentive compensation and a $273 decrease in variable selling expenses. The effects of foreign exchange rate changes increased selling and administrative expenses by $206 in the twenty-six weeks ended July 1, 2005, compared to the twenty-six weeks ended July 2, 2004. Included in professional fees in the twenty-six weeks ended July 1, 2005 were $103 of professional fees associated with our assessment of internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, $880 of legal and professional fees related to our review of strategic alternatives and the sale of the Company and related matters and $267 of legal fees related to the patent infringement lawsuit. Professional fees of $367 associated with our assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 were included in professional fees in the twenty-six weeks ended July 2, 2004.

Non-Operating Income (Expense)
------------------------------

Non-operating income increased to $660 in the twenty-six weeks ended July 1, 2005, compared to an expense of $223 in the twenty-six weeks ended July 2, 2004. The increase was due to a $673 increase in foreign currency income and a $197 increase in interest income in the twenty-six weeks ended July 1, 2005, compared to the twenty-six weeks ended July 2, 2004. Foreign currency gains increased to $312 in the twenty-six weeks ended July 1, 2005, compared to foreign currency losses of $361 in the twenty-six weeks ended July 2, 2004, due primarily to the impact of currency fluctuations on forward foreign currency contracts. Interest income increased to $323 in the twenty-six weeks ended July 1, 2005, compared to $126 in the twenty-six weeks ended July 2, 2004, due to higher interest rates and increased invested cash balances and short-term investments.


Income Before Tax and Minority Interest
---------------------------------------

                                                     Twenty-Six Weeks Ended
                                                -------------------------------
                                                 July 1,                July 2,
                                                  2005                   2004
                                                  ----                   ----
         Segment
           Saucony..............................$ 7,772               $ 11,565
           Other Products.......................    797                    663
                                                -------               --------
           Total................................$ 8,569               $ 12,228
                                                =======               ========

Income before tax and minority interest decreased $3,660 in the twenty-six weeks ended July 1, 2005 to $8,569, compared to $12,228 in the twenty-six weeks ended July 2, 2004, due primarily to decreased pre-tax income realized by our domestic Saucony business due to lower sales and increased operating expenses. $1,133 of the decrease in our pre-tax income was due to one time charges in connection with the sale of the Company and the settlement of a patent infringement lawsuit. The improvement in our Other Products segment in income before tax and minority interest in the twenty-six weeks ended July 1, 2005, compared to the twenty-six weeks ended July 2, 2004, was due primarily to improved profitability at our Hind apparel brand due to higher sales and improved gross margins.


Income Taxes
------------

The provision for income taxes decreased to $3,596 in the twenty-six weeks ended July 1, 2005 from $4,888 in the twenty-six weeks ended July 2, 2004, due primarily to lower pre-tax income realized by our domestic Saucony business. The effective tax rate increased 2.0% to 42.0% in the twenty-six weeks ended July 1, 2005 from 40.0% in the twenty-six weeks ended July 2, 2004, due to the non-deductibility of transaction costs related to our evaluation of strategic alternatives and the sale of the Company. We credited to additional paid-in capital income tax benefits of options exercised of $6 during the twenty-six weeks ended July 1, 2005 and of $1,107 during the twenty-six weeks ended July 2, 2004. The income tax benefits of options exercised did not impact our provision for income taxes or the effective tax rate in either period. The decrease in the income tax benefit of options credited to additional paid-in capital in the twenty-six weeks ended July 1, 2005 was due to the increase in stock option exercises prior to the record date of our special cash dividend paid on our common stock in the first quarter of fiscal 2004. During the twenty-six weeks ended July 1, 2005, we provided $93 for probable tax contingencies.

Minority Interest in Net Income of Consolidated Subsidiary
----------------------------------------------------------

Minority interest expense represents a minority shareholder's allocable share of our Canadian subsidiary's earnings after deducting for income tax. Minority interest expense increased to $89 in the twenty-six weeks ended July 1, 2005, compared to $64 in the twenty-six weeks ended July 2, 2004, due to increased net sales and improved gross margins achieved at Saucony Canada, Inc. in the twenty-six weeks ended July 1, 2005.


Net Income
----------

Net income for the twenty-six weeks ended July 1, 2005 decreased to $4,884, or $0.64 per Class A share and $0.70 per Class B share on a diluted basis, compared to $7,276, or $0.98 per Class A share and $1.08 per Class B share on a diluted basis, in the twenty-six weeks ended July 2, 2004. Weighted average common shares and common stock equivalents used to calculate diluted earnings per share in the twenty-six weeks ended July 1, 2005 consisted of 2,521,000 Class A and 4,683,000 Class B shares, compared to 2,521,000 Class A and 4,430,000 Class B shares in the twenty-six weeks ended July 2, 2004.


Liquidity and Capital Resources
-------------------------------

As of July 1, 2005, our cash and cash equivalents totaled $30,164, an increase of $18,122 from December 31, 2004. The increase was due primarily to sales of short term investments of $20,428 and the receipt of $812 of cash as a result of option exercises. The increase in cash was offset in part by the use of $1,552 to fund operations, payment of regular quarterly cash dividends of $706, cash outlays for capital assets of $390 and $30 expended in payment of capital lease obligations. The effect of exchange rate changes on our cash and cash equivalents reduced our cash by $326.

Our accounts receivable at July 1, 2005 increased $6,698, net of the provision for bad debts and discounts, as compared to at December 31, 2004, due primarily to increased net sales of our Saucony and Other Products segment in the twenty-six weeks ended July 1, 2005, compared to the period ended December 31, 2004. Our days' sales outstanding for our accounts receivable increased to 64 days in the twenty-six weeks ended July 1, 2005 from 62 days in the twenty-six weeks ended July 2, 2004. Days' sales outstanding is defined as the number of average daily net sales in our accounts receivable as of the period end date and is calculated by dividing the end of period accounts receivable by the average daily net sales. Our days' sales outstanding increased in the twenty-six weeks ended July 1, 2005 due to the timing of our shipments in the twenty-six weeks ended July 1, 2005. The provision for bad debts and doubtful accounts decreased to $3,478 in the twenty-six weeks ended July 1, 2005 from $3,580 in the twenty-six weeks ended July 2, 2004 due to a decrease in our domestic sales discounts in the twenty-six weeks ended July 1, 2005.

Inventories decreased $1,411, at July 1, 2005, as compared to December 31, 2004, due primarily to seasonal reductions in inventories resulting from shipping our Spring 2005 programs. Our inventory turns ratio decreased to 3.9 turns in the twenty-six weeks ended July 1, 2005 from 4.3 turns in the twenty-six weeks ended July 2, 2004, due primarily to increased levels of domestic Saucony cross-over and special makeup footwear and Hind apparel inventories which were on hand at December 31, 2004. The number of days' sales in inventory decreased to 90 days in the twenty-six weeks ended July 1, 2005 from 93 days in the twenty-six weeks ended July 2, 2004, due primarily to decreased footwear inventories at our foreign subsidiaries and reduced domestic Hind apparel inventories. The inventory turns ratio represents our net sales for a period divided by our inventory at the end of the period. Days' sales in inventory is defined as the average daily cost of sales in our inventory as of the period end date and is calculated by dividing the end of period inventories by the average daily cost of sales.

Other factors affecting our operating cash flows in the twenty-six weeks ended July 1, 2005, included a $1,802 decrease in accrued expenses, due primarily to reduced employee compensation accruals as a result of the payment of fiscal 2004 incentive compensation, the timing of our payrolls and a decrease in incentive compensation accrued in the twenty-six weeks ended July 1, 2005, the payment of legal and other costs accrued as part of the fiscal 2004 environmental accrual and, to a lesser extent, a decrease in income tax accruals. Accounts payable decreased $825 in the twenty-six weeks ended July 1, 2005 due to payments made for inventory received in the fourth quarter of fiscal 2004.

On May 18, 2005, our Board of Directors declared regular quarterly cash dividends of $0.050 per share on our Class A Common Stock and $0.055 per share on our Class B Common Stock. The dividends were paid on July 14, 2005 to stockholders of record at the close of business on June 16, 2005. The aggregate dividend payout amounted to approximately $356. As of July 1, 2005, we recorded $356 in current liabilities, as part of accrued expenses, representing the dividend liability for the July 14, 2005 dividends.

During the twenty-six weeks ended July 1, 2005, we did not make any repurchases of our common stock. As of July 1, 2005, we remained authorized to repurchase up to 168,376 shares under the May 1998 stock repurchase program.

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

Our liquidity is contingent upon a number of factors, principally our future operating results. We believe that our current cash and cash equivalents, credit facilities and internally generated funds will be adequate to meet our working capital requirements and other operating expenses and, to fund our capital investment needs, dividend payments and debt service payments for at least the next 12 months. During the twenty-six weeks ended July 1, 2005, we used $1,552 in cash to fund operations, due primarily to an increase in accounts receivable. In the twenty-six weeks ended July 2, 2004, we used $2,548 in cash to fund operations also due primarily to an increase in accounts receivable. We had no borrowings outstanding under our credit facilities at July 1, 2005 and July 2, 2004.

Off-Balance Sheet Arrangements
------------------------------

We had letters of credit outstanding of $151 at July 1, 2005. All of the letters of credit were issued for the purchase of inventory. We had forward foreign exchange contracts of $7,550 at July 1, 2005, all of which are due to settle within the next 12 months.

                                                            Amounts
                                                           Committed
                                                         July 1, 2005
                                                         ------------

           Letters of credit...............................$    151
           Forward foreign exchange contracts..............   7,550
                                                           --------
           Total...........................................$  7,701
                                                           ========


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


Recent Accounting Pronouncements
--------------------------------

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) the method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). FIN 47 requires that the amount recognized as an asset retirement cost shall be measured as of the date the asset retirement obligation was incurred. An entity shall recognize the cumulative effect of initially adopting FIN 47 as a change in accounting principle. Further, an entity shall compute on a pro forma basis and disclose in the footnotes to the financial statements for the beginning of the earliest year presented and at the end of all years presented the amount of the liability for asset retirement obligations as if FIN 47 had been applied during all periods affected. Retrospective application of interim financial information is permitted but not required. We are evaluating the provisions of this interpretation to determine the impact on our financial position, results of operations and cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
-----------

We are exposed to market risk from changes in interest rates and foreign exchange rates, which could affect our future results of operations and financial position. Our objective in managing our exposure to interest rates and foreign currency rate changes is to limit the impact of these changes on cash flows and earnings and to lower our overall borrowing costs. In order to achieve these objectives we identify the risks and manage them by adjusting fixed and variable rate debt positions and selectively hedging foreign currency risks. Borrowings under our credit facilities are based on floating rates, which would increase interest expense in an environment of rising interest rates. Our primary market risk is the risk of exposure to unfavorable movements in exchange rates between the U.S. dollar and the Canadian dollar, the British Pound Sterling and the Euro. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments that differ from our functional currency. We attempt to reduce foreign currency exchange risks by using financial instruments, including derivatives pursuant to our hedging policy. We enter into forward exchange contracts to hedge firm and anticipated purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. We do not enter into forward exchange contracts for speculation or trading purposes. The purpose of our currency hedging activities is to protect our local subsidiaries' cash flows related to these commitments from fluctuations in currency exchange rates. Our forward exchange contracts principally hedge U.S. denominated transactions with our Canadian, Dutch and British subsidiaries. Generally these contracts have maturities that do not exceed one year. Our forward exchange contracts function as effective hedges of our underlying exposure; however, we are required to record changes in the fair value of these foreign currency contracts against earnings in the period of the change in other income and expense. We include all gains and losses related to foreign exchange contracts in cash flows from operating activities in our consolidated statement of cash flows. During the twenty-six weeks ended July 1, 2005, we experienced $310 in foreign currency gains on forward foreign exchange contracts, compared to foreign currency losses of $162 on forward foreign currency exchange contracts in the twenty-six weeks ended July 2, 2004. While we have a policy of selectively hedging foreign currency risks, this program may not fully insulate us against short-term fluctuations in financial results.

Foreign Exchange Risk
---------------------

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

Currency Risk
-------------

In the ordinary course of business, we enter into forward foreign exchange contracts to hedge firm and anticipated intercompany purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. Our foreign subsidiaries footwear inventory purchases are denominated in U.S. dollars, which exposes us to changes in foreign exchange rates. The purpose of our currency hedging is to protect our local currency cash flows related to these commitments from fluctuations in foreign currency movements. Transactions covered by hedge contracts include intercompany payables. The principal currencies we hedge are the Canadian dollar, British Pound Sterling and Euro. The contracts have no cash requirements until maturity and we record them at fair value on our consolidated balance sheet. Credit risk is minimal as the foreign exchange contracts are with major banking institutions. The fair value of our forward exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward exchange contracts is the estimated amount that we would pay or receive upon termination of the contract, taking into account the change in the currency exchange rates. As of July 1, 2005, the fair value of our forward exchange contracts was $7,741, and as of July 2, 2004, the fair value of our forward exchange contracts was $7,365. We have calculated the effect of a 10% depreciation in the quarter-end currency exchange rates related to the forward exchange contracts as of July 1, 2005 and July 2, 2004. This depreciation would result in an increase in the unrealized losses on forward exchange contracts of approximately $677 at July 1, 2005 and $691 at July 2, 2004, which would materially affect our results of operations and financial position. Unrealized losses on our forward exchange contracts resulting from changes in currency exchange rates will be partially offset by gains on the exposures being hedged. The calculations of the hypothetical 10% depreciation in the year-end exchange rates assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing an exchange rate for another and do not factor in any potential effects that changes in currency rates may have on the translation of the statement of income, sales volume and prices and on local currency costs. We anticipate that our product costs will increase due to the continued strengthening of the U.S. dollar versus the Canadian dollar, the British Pound Sterling and Euro, which could have a material adverse effect on our financial position, results of operations and cash flows.

The impact of currency fluctuation on our purchase of inventory from foreign suppliers has been minimal as the transactions were denominated in U.S. dollars. Given the recent decision by the Peoples Republic of China to allow limited fluctuation in the exchange value of the Chinese renminbi ("RMB") relative to the U.S. dollar, our inventory costs could increase materially, which could have a material adverse effect on our financial position, results of operations and cash flows. In the near term, under the terms of our manufacturing supply agreements, we have established a 4% currency exchange variance with our primary footwear manufacturers, which should limit our exposure to increased footwear costs. Further, under the terms of our manufacturing supply agreements, the exchange rate between the U.S. dollar and the RMB will be evaluated every six months, the next such evaluation is scheduled for January 1, 2006. We are reviewing the impact of the change in the exchange value of the RMB on our future inventory purchases to determine the impact on our financial position, results of operations and cash flows.

Interest Risk
-------------

At July 1, 2005 and July 2, 2004, we had $172 and $201, respectively, in capitalized lease obligations outstanding. At July 1, 2005, we had available unsecured committed lines of credit as sources for financing our working capital needs. Borrowings under these credit agreements bear interest at variable rates, which would subject us to credit based interest rate risks. We have also calculated the effect of a 10% depreciation in period end interest rates and have determined the effects to our results of operations and financial position to be immaterial. We are also subject to interest rate risks on our current cash, cash equivalents and short-term investments. We minimize credit risk associated with our short-term investments by using investment grade, highly liquid securities. We have classified all of our short-term investments as available for sale securities. Our short-term investments consist primarily of obligations of United States governmental agencies and state and municipal bonds with original maturities of 91 days to one year. Cash and cash equivalents include all short-term deposits with an original maturity of three months or less.

We do not expect to make any significant changes in our management of interest rate exposures or in the strategies we employ to manage these exposures in the foreseeable future. Given the recent decision by the Peoples Republic of China to allow limited fluctuation in the exchange value of the Chinese renminbi ("RMB") relative to the U.S. dollar, we are evaluating strategies to minimize the impact of currency fluctuations on our financial position, results of operations and cash flows.


ITEM 4.  CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b)  Changes in internal controls.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

Issuer Purchases of Equity Securities

                                                                         Total Number of        Maximum Number
                                                                       Shares Purchased as   of Shares that May Be
                            Total Number of    Average Price Paid       Part of Publicly      Purchased under the
       Period            Shares Purchased (1)       per Share            Announced Plan             Plan(2)
       ------            --------------------       ---------            --------------             -------

April 2-29, 2005..............    --                   --                      --                   168,376

April 30, 2005 to
   May 27, 2005...............    --                   --                      --                   168,376

May 28, 2005 to
   July 1, 2005...............    --                   --                      --                   168,376
                                 ----                 ----                    ----                  -------

Total.........................    --                   --                      --                   168,376
                                 ====                 ====                    ====                  =======


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2005 Annual Meeting of Stockholders held on May 18, 2005, the following matters were acted upon by our stockholders:

1. The election of John H. Fisher, Charles A. Gottesman, Robert J. LeFort, Jr., Jonathan O. Lee and John J. Neuhauser as directors.

2. The ratification of the appointment by the Audit Committee of our Board of Directors of the registered public accounting firm of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year.

The results of the voting on these matters presented to stockholders at the meeting is set forth below:

                                               Votes               Votes
                                               For              Withheld
                                               ---              --------
1.    Election of Directors

      John H. Fisher                        1,768,099             48,808
      Charles A. Gottesman                  1,654,981            161,926
      Robert J. LeFort, Jr.                 1,764,296             52,611
      Jonathan O. Lee                       1,771,586             45,321
      John J. Neuhauser                     1,771,596             45,311


                                           Votes          Votes
                                            For          Against         Abstain
                                            ---          -------         -------

2.    Ratification of appointment of
        Deloitte & Touche LLP            1,813,736        3,161             10



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


                                           Saucony, Inc.


Date:   August 10, 2005                    By: /s/ Michael Umana
                                           -----------------------------------
                                           Michael Umana
                                           Executive Vice President, Finance
                                           Chief Operating and Financial Officer
                                           (Duly authorized officer and
                                           principal financial officer)

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

   99.1 "Certain Factors That May Affect Future Results", as set forth within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.